Form 10-Q
period 1993-12-31
IMC FERTILIZER GROUP INC
filed 1994-02-11
CIK 820626

       ---------------------------------------------------------------------
         ------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                ------------------------

                                      FORM 10-Q

                 (Mark One)
                  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 ---
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended December 31, 1993
                                         OR
                 ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ---------- to ----------


                            Commission file number 1-9759

                             IMC FERTILIZER GROUP, INC.
               (Exact name of registrant as specified in its charter)

                      Delaware                           36-3492467
            (State or other jurisdiction of          (I.R.S. Employer
            incorporation or organization)           Identification No.)


                        2100 Sanders Road
                       Northbrook, Illinois                60062
               (Address of principal executive offices)  (Zip Code)


        Registrant's telephone number, including area code:  (708) 272-9200


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X   .  No       .
             ------      ------

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
       a court.  Yes       .  No       .
                     ------      ------

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 25,574,692 shares, excluding 6,655,008 treasury shares as of January 31, 1994.
         ------------------------------------------------------------------
       ----------------------------------------------------------------------

       PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements.
           The accompanying interim consolidated financial statements of IMC Fertilizer Group, Inc. (the Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's 1993 Annual Report to Shareholders, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Notes 1 and 2 of Notes to Consolidated Financial Statements. Certain 1992 amounts have been reclassified to conform to the 1993 presentation. Interim results are not necessarily indicative of the results expected for the fiscal year.

       CONSOLIDATED STATEMENT OF OPERATIONS
       (In millions except per share amounts)
                                          Quarter  Ended Six Months Ended
                                           December 31,    December 31,
                                         1993      1992  1993      1992
       -----------------------------------------------------------------------
       Net sales                        $ 329.0 $ 197.5  $ 595.4$ 418.4
       Cost of goods sold                 295.2   166.4    554.2  336.8
                                        ------- -------  --------------
         Gross margins                     33.8    31.1     41.2   81.6

       Selling, general and administrative
        expenses                           15.7    14.2     29.6   30.8
       Other operating (income) and
        expense, net (Note 1)              (3.1)    (.8)    (9.7)  (10.8)
                                        ------- -------  --------------
         Operating earnings                21.2    17.7     21.3   61.6

       Equity in (earnings) loss of oil and
        gas joint venture (Note 2)         20.6     (.4)    20.5   (3.6)
       Interest earned and other non-operating
        (income) and expense, net            .1     2.9      3.3    6.5
       Interest charges                    20.3    10.0     42.8   20.7
                                        ------- -------  --------------

       Earnings (loss) before minority
        interest and items noted below    (19.8)    5.2    (45.3)  38.0
       Minority interest (Note 3)           6.5              5.3
                                        ------- -------  --------------
       Earnings (loss) before items
        noted below                       (26.3)    5.2    (50.6)  38.0
       Provision (credit) for income taxes
        (Note 4)                          (22.7)    2.3    (24.5)   16.5
                                        ------- -------  --------------
         Earnings (loss) before extraordinary
          item and cumulative effect of
          accounting change                (3.6)    2.9    (26.1)  21.5
       Extraordinary loss-debt retirement (Note 6)         (23.8)
       Cumulative effect of accounting
        change (Note 7)                                           (47.1)
         Net earnings (loss)            $  (3.6)$   2.9  $ (49.9)$ (25.6)
                                        ======= =======  ==============

       Earnings (loss) per share (Note 5):
         Earnings (loss) before extraordinary
          item and cumulative effect of
          accounting change             $  (.14)$   .13  $ (1.11)$   .97
         Extraordinary loss-debt retirement
          (Note 6)                                         (1.01)
         Cumulative effect of accounting
          change (Note 7)                                         (2.13)
                                        ------- -------  --------------
           Net earnings (loss)          $  (.14)$   .13  $ (2.12)$ (1.16)
                                        ======= =======  ==============
             (See Notes to Consolidated Financial Statements on Page 5)

       CONSOLIDATED BALANCE SHEET
       (Dollars in millions except per share amounts)


                                                     December 31,June 30,
       Assets                                           1993       1993
       -----------------------------------------------------------------------
       Current assets:
         Cash and cash equivalents                   $   87.1   $  111.6
         Receivables, net                               163.0      145.1
         Inventories:
           Products (principally finished)              228.5      120.1
           Operating materials and supplies              65.8       44.2
                                                     --------   --------
                                                        294.3      164.3
         Prepaid expenses                                11.8       12.4
                                                     --------   --------
           Total current assets                         556.2      433.4
       Investment in oil and gas joint venture (Note 2)  23.7       55.0
       Property, plant and equipment                  3,365.4    2,422.0
       Accumulated depreciation and depletion        (1,416.8)  (1,095.5)
                                                     --------   --------
         Net property, plant and equipment            1,948.6    1,326.5
       Deferred income taxes                            224.6      187.5
       Other assets                                      73.2       53.2
                                                     --------   --------
                                                     $2,826.3   $2,055.6
                                                     ========   ========


       Liabilities and Stockholders' Equity
       -----------------------------------------------------------------------
       Current liabilities:
         Accounts payable                            $   70.6   $   75.9
         Income taxes                                               10.0
         Dividend payable to IMCERA (Note 8)                        51.9
         Accrued liabilities                             88.7       67.2
         Current maturities of long-term debt            46.8       33.3
                                                     --------   --------
           Total current liabilities                    206.1      238.3
       Long-term debt, less current maturities (Note 6) 847.2      893.4
       Deferred income taxes                            336.1      317.5
       Accrued postretirement employee benefits          90.8       82.8
       Accrued reclamation costs                         85.5       51.4
       Other noncurrent liabilities                      55.5       41.8
       Deferred gain (Note 3)                            56.0
       Minority interest (Note 3)                       655.4
       Stockholders' equity:
         Common stock, $1 par value, authorized
          50,000,000 shares; issued 32,158,240 shares
          and 32,156,920 shares at December 31 and
          June 30, respectively                          32.2       32.2
         Capital in excess of par value                 747.7      768.4
         Retained earnings (deficit)                    (27.4)      22.5
         Treasury stock, at cost, 6,655,008 shares
          and 10,097,808 shares of common stock at
          December 31 and June 30, respectively        (258.8)    (392.7)
                                                     --------   --------
           Total stockholders' equity                   493.7      430.4
                                                     --------   --------
                                                     $2,826.3   $2,055.6
                                                     ========   ========

             (See Notes to Consolidated Financial Statements on Page 5)

       CONSOLIDATED STATEMENT OF CASH FLOWS
       (In millions)

                                                         Six months ended
                                                            December 31,
                                                         1993       1992
       -----------------------------------------------------------------------

       Cash Flows from Operating Activities
       ------------------------------------
         Net loss                                     $ (49.9)   $ (25.6)
         Adjustments to reconcile net loss to net
          cash (used) provided by operating activities:
           Depreciation, depletion and amortization      54.0       31.9
           Cash distributions in excess of equity in
            operating results of oil and gas joint venture31.3      13.8
           Deferred income taxes                        (18.5)     (24.3)
           Minority interest                              5.3
           Postretirement employee benefits               3.3       79.3
           Other non-cash charges and credits, net      (13.7)       5.6
           Changes in:
             Receivables                                 27.2      (31.5)
             Inventories                                 11.7      (45.3)
             Prepaid expenses                              .6        2.9
             Accounts payable, accrued liabilities
              and income taxes                         (115.2)      (9.7)
                                                      -------    -------
           Net cash used by operating activities        (63.9)      (2.9)
                                                      -------    -------

       Cash Flows from Investing Activities
       ------------------------------------
         Capital expenditures                           (12.5)     (75.3)
         Other                                            4.4       (1.0)
                                                      -------    -------
           Net cash used by investing activities         (8.1)     (76.3)
                                                      -------    -------
           Net cash used before financing activities    (72.0)     (79.2)
                                                      -------    -------

       Cash Flows from Financing Activities
       ------------------------------------
         Payments of long-term debt                    (220.4)
         Proceeds from issuance of long-term debt, net  171.6       61.1
         Issuance of common stock from treasury         113.5
         Joint venture cash distribution to FRP         (17.2)
         Cash dividends paid                                       (11.9)
                                                      -------    -------
           Net cash provided by financing activities     47.5       49.2
                                                      -------    -------

       Net decrease in cash and cash equivalents        (24.5)     (30.0)
                                                      -------    -------
       Cash and cash equivalents-beginning of period    111.6       32.6
                                                      -------    -------
       Cash and cash equivalents-end of period        $  87.1    $   2.6
                                                      =======    =======

       Supplemental cash flow disclosures:
         Interest paid                                $  37.1    $  27.3
         Income taxes (refunded) paid                 $  (4.1)   $  13.0

       Supplemental schedule of non-cash investing
        and financing activities:
         Acquisition of interest in joint venture -
           Net assets acquired                         $713.0
           Minority interest                            649.3
                                                       ------
                                                       $ 63.7

             (See Notes to Consolidated Financial Statements on Page 5)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       (In millions except per share amounts)


                                                         Six months ended
                                                            December 30,
                                                         1993      1992
       -----------------------------------------------------------------------

       Common stock:
         Balance at June 30 and December 31            $ 32.2     $ 32.1


       Capital in excess of par value:
         Balance at June 30                             768.4      768.0
         Issuance of common stock (Note 6)              (20.6)
         Restricted stock award                           (.1)
                                                       ------     ------
           Balance at December 31                       747.7      768.0


       Retained earnings:
         Balance at June 30                              22.5      207.4
         Net loss                                       (49.9)     (25.6)
         Dividends ($.54 a share in 1992)                          (11.9)
                                                       ------     ------
           Balance at December 31                       (27.4)     169.9


       Treasury stock:
         Balance at June 30                            (392.7)    (392.1)
         Issuance of common stock from treasury (Note 6)134.1
         Acquisition of shares                            (.2)
                                                       ------     ------
           Balance at December 31                      (258.8)    (392.1)
                                                       ------     ------


       Total stockholders' equity                      $493.7     $577.9
                                                       ======     ======



















             (See Notes to Consolidated Financial Statements on Page 5)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



      1.  Resolution of Contract Dispute
          ------------------------------
          Other operating (income) and expense, net, for the six months ended December 31, 1992, included a gain of $8.1 million from the resolution of a contract dispute with a major uranium oxide customer.


       2.  Write-Down of Investment in Oil and Gas Joint Venture
           -----------------------------------------------------
          The Company's investment in its oil and gas joint venture is subject to a ceiling limitation test based on a computed value of the Company's share of future net revenues from proved reserves using current prices. Due to the current low price of crude oil, the Company was required to reduce the carrying value of its investment in its oil and gas joint venture at December 31, 1993. As a result, the Company recorded a charge of $20.3 million for the quarter and six months ended December 31, 1993 to reflect this reduction.


       3. Joint Venture Partnership
          -------------------------
          On July 1, 1993, the Company and Freeport-McMoRan Resource Partners, Limited Partnership (FRP) entered into a joint venture partnership in which both companies contributed their respective phosphate fertilizer businesses to create IMC-Agrico Company, a Delaware general partnership (the Partnership), in return for a 56.5 percent and 43.5 percent economic interest, respectively, in the Partnership. The activities of the Partnership, which is operated by the Company, include the mining and sale of phosphate rock, and the production, distribution and sale of phosphate chemicals, uranium oxide and related products.

          For financial reporting purposes, the acquisition of 56.5 percent of FRP's phosphate fertilizer business net assets is being accounted for using the purchase method. This transaction resulted in a deferred gain of $63.7 million which is recognized in the statement of operations as the related FRP assets are being used in operations, generally over 20 years. The Partnership's results of operations for the six months ended December 31, 1993 were consolidated with those of the Company, and FRP's 43.5 percent interest in the joint venture partnership was included in the Company's statement of operations as minority interest.

          The Partnership makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership agreement. For the quarter ended December 31, 1993, the total amount of distributable cash generated by the Partnership was $52.8 million, of which $30.9 million was distributed to FRP in early February 1994.

          The Company's unaudited pro forma results for the quarter and six months ended December 31, 1992, giving effect to formation of the joint venture partnership as if the formation occurred on July 1, 1992, were as follows:

         (In millions except per share amounts)    Quarter   Six Months
                                                   -------   ----------

         Sales                                     $349.9      $710.5

         Earnings (loss) before cumulative effect of
          accounting change                        $ (4.1)     $  6.3
         Cumulative effect of accounting change                 (47.1)
                                                    ------     ------
         Net loss                                  $ (4.1)     $(40.8)
                                                    ======     ======

         Net loss per share                        $ (.19)     $(1.85)


       4. Income Taxes
          ------------
          For the six months ended December 31, 1993, the provision (credit) for income taxes included a charge of $4.1 million for an adjustment to the Company's net deferred tax liability for the effect of changes in U.S. corporate tax rates.


       5. Earnings (Loss) Per Share
          -------------------------
          Earnings (loss) per share were based on the weighted average number of shares and equivalent shares outstanding. Shares used in the calculations were 25.1 and 23.5 million shares for the quarter and six months ended December 31, 1993 and 22.1 million shares for the quarter and six months ended December 31, 1992.


       6. Extraordinary Loss-Debt Retirement
          ----------------------------------
          In October 1993, the Company completed its purchase of $220 million principal amount of its 11.25 percent notes from The Prudential Insurance Company of America for $248.1 million. The notes originally were scheduled to be due in annual installments from 1995 to 2004. The notes were redeemed with the proceeds from the sale, on the same date, of $160 million of 9.25 percent senior notes due 2000 and 3,450,000 shares of common stock. In connection with this purchase, the Company recorded an extraordinary loss on September 30, 1993 for the redemption premium incurred on the Company's 11.25 percent notes and the write-off of previously deferred finance charges associated with such notes, net of income taxes.


       7. Accounting For Postretirement Benefits
          --------------------------------------
          In fiscal 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result, results for the six months ended December 31, 1992 reflected a charge, net of taxes, for the cumulative effect of the adoption of SFAS No. 106 as of July 1, 1992.

       8. Dividend Payable to IMCERA
          --------------------------
          In May 1993, the Company reached a settlement with its insurance carriers in connection with a claim filed resulting from an inflow of water into one of the Company's two inter-connected potash mines in Saskatchewan, Canada. From the settlement proceeds, all of which were received by late July 1993, the Company reimbursed Potash Corporation of Saskatchewan Inc. (PCS) $23 million (Canadian) for amounts that PCS had previously contributed under an agreement with the Company and also paid a previously declared dividend to IMCERA Group Inc. (IMCERA) of $51.9 million relating to amounts IMCERA paid for water inflow control prior to its disposition of the Company.


       Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Results of Operations
       ---------------------

       Three months ended December 31, 1993 vs. three months ended December
       --------------------------------------------------------------------
       31, 1992
       --------

           The Company incurred a net loss of $3.6 million, or $.14 per share, for the quarter, compared to net earnings of $2.9 million, or $.13 per share, a year ago. The second quarter loss included a charge of $20.3 million, ($12.4 million after taxes), or $.49 per share, related to the write-down of the Company's investment in an oil and gas joint venture resulting from the current low market price for crude oil. See Note 2 of Notes to Consolidated Financial Statements for further discussion of this matter.

           IMC-Agrico, a joint venture partnership between the Company and Freeport-McMoRan Resource Partners, Limited Partnership, began operations July 1, 1993 and is consolidated for financial reporting purposes. Comparisons between the quarters ended December 31, 1993 and December 31, 1992 have been made, where applicable, on a pro forma basis assuming the Partnership had begun operations on July 1, 1992.

           Sales for the quarter were $329 million, compared to $197.5 million for the quarter a year ago. On a pro forma basis, sales for the quarter a year ago would have been $349.9 million.

           Gross margins increased $2.7 million from the same period a year ago. On a pro forma basis, gross margins would have decreased $17.5 million, primarily due to lower margins for phosphate fertilizers, a $12 million decrease on a pro forma basis, sulphur, a $3 million decrease, and potash, a $1 million decrease.

           Second quarter market conditions continued to improve, primarily for phosphate chemicals, as prices continued to rise from the record low levels experienced in the spring of 1993 and as China and India, traditionally the world's largest importers of crop nutrients, returned to the market place. From the Company's ongoing cost reduction programs and the realization of efficiencies and cost savings of the IMC-Agrico Company joint venture, the Company began to benefit from lower production costs. However, despite these developments, phosphate fertilizer margins for the quarter were still lower than a year ago. Production continued to increase at the Main Pass sulphur mine which reached its design capacity of 5,500 tons per day in December 1993, and has since sustained production at or above that level. Potash margins decreased primarily due to lower prices ($3 million), lower production costs ($3 million) and reduced demand ($1 million).

           The following table summarizes the Company's sales of fertilizer products and average selling prices for the three months ended December 31, 1993 and 1992. Where applicable, sales tons and prices for 1992 have been reported on a pro forma basis assuming the joint venture partnership began operations on July 1, 1992.
                                           (Tons in millions of short tons)
                                              1993               1992
                                            --------           --------
           Phosphate fertilizers
             Diammonium phosphate
             --------------------
               Sales tons:
                 Florida                        .553
                 Louisiana                      .471
                 Warehouse                     .116
                                           --------          --------
                  Total sales tons             1.140            1.177

               Average price per ton:
                 Florida                    $114.65
                 Louisiana                  $125.70
                 Warehouse                  $129.87
                                           --------          --------
                  Average price per ton     $120.76          $119.26

             Monoammonium phosphate
             ----------------------
               Sales tons:
                 Granular                       .120             .126
                 Powdered                      .060              .032
                                           --------          --------
                  Total sales tons              .180             .158

               Average price per ton:
                 Granular                   $135.87          $128.89
                 Powdered                   $107.75          $102.96

             Granular triple superphosphate
             ------------------------------
               Sales tons                       .283             .234
               Average price per ton        $ 93.90          $ 95.42

           Phosphate rock
             Sales tons                        2.460            2.108
             Average price per ton          $ 19.47          $ 23.40

           Potash
             Sales tons                         .610             .700
             Average price per ton          $ 68.02          $ 74.09

           Mixed fertilizers
             Sales tons                         .098             .108
             Average price per ton          $126.19          $131.59

           Selling, general and administrative expenses increased $1.5 million due to higher legal and cost of risk expenses.

           Other operating income and expense increased $2.3 million primarily due to the amortization of a deferred gain in 1993 resulting from the exchange of the Company's phosphate business for a 56.5 percent interest in IMC-Agrico.

           Interest costs were $10.3 million higher than last year primarily as a result of costs incurred on increased debt levels.

           As a result of an improved earnings outlook, the Company revised its expected annual effective tax rate in the second quarter of 1993. The revised effective tax rate resulted in a $10.6 million positive tax benefit for the quarter ended September 30, 1993 which was included in the second quarter tax benefit.

       Six months ended December 31, 1993 vs. six months ended December 31,
       --------------------------------------------------------------------
       1992
       ----

           The Company incurred a net loss of $49.9 million, or $2.12 per share, for the quarter, compared to a net loss of $25.6 million, or $1.16 per share, a year ago. In 1993, the loss included an extraordinary charge of $23.8 million, or $1.01 per share, related to the early extinguishment of $220 million of debt held by The Prudential Insurance Company of America. In 1992, the loss included a one-time charge of $47.1 million, or $2.13 per share, related to the Company's adoption of SFAS No. 106 as of July 1, 1992, to reflect a change in accounting for postretirement benefits other than pensions. See Notes 6 and 7 of Notes to Consolidated Financial Statements for more information regarding these non-recurring items.

           IMC-Agrico, a joint venture partnership between the Company and Freeport-McMoRan Resource Partners, Limited Partnership, began operations July 1, 1993 and is consolidated for financial reporting purposes. Comparisons between the six months ended December 31, 1993 and December 31, 1992 have been made, where applicable, on a pro forma basis assuming the Partnership had begun operations on July 1, 1992.

           Sales for the six months were $595.4 million, compared to $418.4 million last year. On a pro forma basis, sales for the six month period a year ago would have been $710.5 million.

           Gross margins decreased $40.4 million from the same period a year ago. On a pro forma basis, gross margins would have decreased $64.7 million, primarily due to lower margins for phosphate fertilizers, a $43 million decrease on a pro forma basis, potash, an $11 million decrease, sulphur, a $7 million decrease, and mixed fertilizers, a $1 million decrease.

           Phosphate fertilizer market conditions for the six month period, although still less favorable than the comparable period last year, have shown strong signs of rebounding. The weakness in the phosphate fertilizer market and high inventories in July 1993 prompted IMC-Agrico to idle its Taft, Louisiana, production facility and reduce production at other of its phosphate production facilities. The resulting lower inventory levels, combined with increased export demand and an anticipated stronger second half, have resulted in phosphate chemical prices increasing as much as $35 per ton late in the first half of fiscal 1994 to a level approximately 35 percent higher than the spring of 1993. In order to meet increased demand, in mid-December IMC-Agrico reopened its Taft, Louisiana, phosphate production facility. Potash margins decreased primarily due to lower domestic and export demand ($7 million) and lower prices ($6 million), partially offset by lower production costs ($2 million). It is anticipated that potash demand will return to more normal levels during the second half of fiscal 1994. Sulphur production increased significantly since July 1993 and reached design capacity of 5,500 tons per day in December 1993. The mine has since sustained production at or above that level. As a result of the production increases, Main Pass sulphur became operational for accounting purposes beginning July 1, 1993 and costs were no longer capitalized. Mixed fertilizer margins declined primarily as a result of lower prices.

           The following table summarizes the Company's sales of fertilizer products and average selling prices for the six months ended December 31, 1993 and 1992. Where applicable, sales tons and prices for 1992 have been reported on a pro forma basis assuming the joint venture partnership began operations on July 1, 1992.

                                           (Tons in millions of short tons)
                                              1993               1992
                                            --------           --------
           Phosphate fertilizers
             Diammonium phosphate
             --------------------
               Sales tons:
                 Florida                       1.028
                 Louisiana                      .853
                 Warehouse                     .192
                                           --------          --------
                  Total sales tons             2.073            2.394

               Average price per ton:
                 Florida                    $108.32
                 Louisiana                  $119.59
                 Warehouse                  $121.82
                                           --------          --------
                  Average price per ton     $114.20          $121.12

             Monoammonium phosphate
             ----------------------
               Sales tons:
                 Granular                       .246             .237
                 Powdered                      .108              .077
                                           --------          --------
                  Total sales tons              .354             .314

               Average price per ton:
                 Granular                   $125.33          $129.91
                 Powdered                   $101.58          $105.50

             Granular triple superphosphate
             ------------------------------
               Sales tons                       .484             .523
               Average price per ton        $ 90.78          $ 96.91

           Phosphate rock
             Sales tons                        4.669            4.241
             Average price per ton          $ 19.73          $ 23.54

           Potash
             Sales tons                        1.200            1.502
             Average price per ton          $ 67.92          $ 71.69

           Mixed fertilizers
             Sales tons                         .153             .161
             Average price per ton          $127.65          $133.51

           Other operating income and expense decreased $1.1 million primarily due to a gain in 1993 of $7.7 million from the amortization of a deferred gain resulting from the exchange of the Company's phosphate business for a 56.5 percent interest in IMC-Agrico, offset by a gain of $8.1 million (in 1992) from the resolution of a contract dispute.

           The Company's share of earnings from its equity interest in an oil and gas joint venture decreased primarily due to a write-down to market of the Company's investment resulting from a recent decline in oil prices discussed in Note 2 of Notes to Consolidated Financial Statements.

           Interest costs were $22.1 million higher than last year primarily as a result of costs incurred on increased debt levels.


           Financial Condition
           -------------------

           In October 1993, the Company completed its purchase of $220 million principal amount of its 11.25 percent notes from The Prudential Insurance Company of America for $248.1 million. The notes were originally scheduled to be due in annual installments from 1995 to 2004. However, the notes were redeemed with the proceeds from the sale, on the same date, of $160 million of 9.25 percent senior notes due 2000 and 3,450,000 shares of common stock.

           Since June 30, 1993, cash and cash equivalents have decreased $24.5 million. Primary uses of cash included $63.9 million used in operating activities, $17.2 million to complete a joint venture distribution settlement with FRP and $12.5 million of capital expenditures. Partially offsetting this cash outflow was $64.7 million of net proceeds from the completion of the Company's financing activities.

           Working capital at December 31, 1993 was $350.1 million compared with $195.1 million at June 30, 1993. The increase was due primarily to working capital contributions by FRP to the joint venture partnership partially offset by reimbursements of insurance proceeds related to the May 1993 settlement of an insurance claim receivable discussed in Note 8 of Notes to Consolidated Financial Statements. The working capital ratio at December 31, 1993 was 2.7 to 1 compared to 1.8 to 1 at June 30, 1993.

           Although the Company is still highly leveraged, consolidated indebtedness decreased to $894 million at December 31, 1993 from $926.7 million at June 30, 1993, due primarily to the Company's debt restructuring discussed above. The ratio of indebtedness to total capitalization correspondingly decreased to 64.4 percent at December 31, 1993 from 68.3 percent at June 30, 1993.

           In June 1993, the Company entered into an agreement with a group of banks to provide the Company with an unsecured revolving credit facility under which the Company can borrow up to $100 million for general corporate purposes until June 30, 1996. At December 31, 1993, $32 million was drawn down in the form of standby letters of credit principally to support the Company's industrial revenue bonds. Borrowings under the revolving credit facility are limited to $25 million during a specified period in any year. There were no other borrowings outstanding under the revolving credit facility at December 31, 1993.

           Certain debt agreements contain provisions which restrict the Company's ability to make capital expenditures and dispose of assets, limit the payment of dividends or other distributions to stockholders, and prohibit the incurrence of additional indebtedness except under certain conditions. The Company's revolving credit facility also contains financial ratios and other tests which must be met in accordance with the agreement. At December 31, 1993, the Company was in compliance with its debt instrument covenants.

           In February 1994, IMC-Agrico entered into a $75 million Revolving Credit Facility (the Facility) with a group of banks. The Facility, which has a $25 million Letter of Credit sub facility, provides for a three year maturity with IMC-Agrico having the right to request one year extensions of the revolving period. Borrowings under the Facility are unsecured, with a negative pledge on substantially all of IMC-Agrico's assets. The Facility has provisions which require minimum net partners' capital, fixed charge and minimum current ratio requirements, and also places limitations on indebtedness.

           The Partnership makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership agreement. For the quarter ended December 31, 1993, the total amount of distributable cash generated by the Partnership was $52.8 million, of which $30.9 million was distributed to FRP in early February 1994. There was no distributable cash for the quarter ended September 30, 1993.

           Capital expenditures for the fiscal year ending June 30, 1994 are estimated to total $59 million (including $48 million by the Partnership). The Company expects to finance these expenditures (including its portion of the Partnership's capital expenditures) from operations.

           There were no other material changes in the Company's financial condition, capital resources, or liquidity from that described in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.



       Part II.OTHER INFORMATION


       Item 1.Legal Proceedings.

           Pursuant to certain agreements between the Company and IMCERA, the Company has agreed to indemnify IMCERA against any liability or costs attributable to, among other things, litigation involving the fertilizer business, whether or not the events which give rise to the litigation predated July 1, 1987.

           In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation. Except for the matters discussed below, which matters were previously discussed in the Company's 1993 Annual Report on Form 10-K and Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, none of the litigation pending or known to be threatened at this time is regarded by the Company as potentially material.

       Sterlington Litigation

           On April 22, 1993, Angus Chemical Company (Angus) filed a lawsuit in Louisiana relating to an explosion at a nitroparaffin plant in Sterlington, Louisiana, owned by Angus but operated by the Company pursuant to a management agreement, naming the Company and certain of its insurers as defendants and seeking damages allegedly in addition to those settled on April 1, 1993, in Texas litigation between the parties relating to this matter. The Company has been informed by counsel to Angus that the alleged damages relate to (i) direct action claims against two of the Company's insurers, with one of which the Company has agreed to an indemnity provision which such insurer might assert requires the Company to indemnify such insurer, (ii) third-party claims against Angus and (iii) sums already paid by Angus to third parties. With respect to the potential impact on the Company of the direct action claims against its insurers and the claims for sums already paid by Angus to third parties, the Company believes that there are substantial defenses and the Company believes that, in any event, the Company's exposure, if any, for such direct action claims is approximately $30 million. This amount represents the difference between the policy limits of one of the Company's excess liability policies and the amount paid to the Company by the insurer under such policy. In connection with settling the Company's insurance coverage dispute with such insurer, the Company agreed to an indemnity provision which such insurer might assert requires the Company to indemnify such insurer for any amounts in excess of the settlement amount. The Company has not had the opportunity to analyze fully any specific damage claims which might be made by Angus in such new lawsuit, or to make a definitive judgment as to potential liability exposure, if any. However, on August 26, 1993 the Company filed in Texas a lawsuit seeking a declaration that the direct action claims against the Company's insurers and the claims for sums already paid by Angus to third parties (items (i) and (iii) respectively above) were disposed of in the settlement of the previous Texas litigation. Angus has filed a motion for partial summary judgment and a counterclaim in this Texas lawsuit. The Company has also filed a motion for summary judgment.
       The trial judge has heard arguments on both motions but has not issued a ruling as to either.


       Potash Antitrust Litigation

           The Company is a party, along with other Canadian and U.S. potash producers, in a number of class action antitrust lawsuits filed in 1993 in courts in several states. These have now been consolidated in federal court in Minnesota. The plaintiffs are purchasers of potash who allege a price fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaints. Upon motion of the defendants, the court has disqualified many of the plaintiff law firms on the ground that they received information used in the litigation from the formal general counsel of one of the defendants, in violation of his obligation to his client. The disqualified law firms asked the 8th Circuit Court of Appeals to hear an appeal on this decision but were refused. While the Company believes that the allegations in the complaints are without merit, until such time as the Company has completed the investigation of the specific allegations, it is unable to evaluate all possible defenses or to make a reliable determination as to potential liability exposure, if any.

           The Company has also received a subpoena issued by a federal grand jury sitting in Cleveland, Ohio, seeking various documents relating to the sale of potash in the United States from 1986 to the present. The Company is cooperating with the government in this investigation and is assembling the documents to be produced. As in the civil matter described above, while the Company does not believe that violations of the antitrust laws have occurred, the Company is unable to predict the outcome of this investigation or to make a reliable determination as to potential exposure, if any.


       Purported Louisiana Class Action

           The plaintiff in this lawsuit, which alleges that IMC Fertilizer, Inc. and FRP affiliates discharged contaminants into the Mississippi River which made their way into the New Orleans water supply and thereby injured New Orleans residents, has stated that he wishes to have this lawsuit voluntarily dismissed. Upon such dismissal, this litigation would be terminated without payment by the defendants.


       Environmental Investigation

           The U.S. Environmental Protection Agency (EPA) has been investigating the Company's operations in Florida concerning possible exceedences of waste water discharge levels under applicable permits. On November 4, 1993, Company representatives were informed by EPA representatives that approval had been issued for the filing of a civil action against IMC in federal district court seeking civil penalties and other relief. The EPA representatives stated a willingness to settle the case by the entry of a consent decree calling for the payment of $6 million to $10 million in some combination of penalty payment and implementation of supplemental environmental projects.

           The Company has taken action to bring itself into compliance with the federal waste water discharge permits and has responded to the EPA allegations and suggested a settlement range. There can be no assurance that this matter will be disposed of by settlement, for an amount in the $6 million to $10 million range, or otherwise.

       Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                Exhibit
                  No.   Description
                -------------------------------------------------------------

                11.3 Fully diluted earnings per share computation for the six months ended December 31, 1993

           (b)  Reports on Form 8-K.

                Up to the date of this report, the following reports on Form 8-K were filed:

                A report under Item 5 dated October 12, 1993.
                A report under Item 5 dated November 30, 1993
                A report under Item 5 dated January 7, 1994








                           * * * * * * * * * * * * * * * *

                                     SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              IMC FERTILIZER GROUP, INC.

                                                 Robert C. Brauneker
                                  --------------------------------------------
                                                 Robert C. Brauneker
                                              Executive Vice President
                                             and Chief Financial Officer


       Date:  February 11, 1994