Form 10-K/A
period 1993-06-30
IMC FERTILIZER GROUP INC
filed 1994-04-08
CIK 820626

                         SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.   20549


                                     FORM 10-K/A


                         AMENDMENT TO APPLICATION OR REPORT
                    Filed pursuant to Section 12, 13 or 15(d) of
                         THE SECURITIES EXCHANGE ACT OF 1934


                             IMC Fertilizer Group, Inc.
                 (Exact name of registrant as specified in charter)


                                   AMENDMENT NO. 2


          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended June 30, 1993, as set forth in the pages attached hereto:


               PART II.

               Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IMC Fertilizer Group, Inc.



                                             ROBERT C. BRAUNEKER
                                             ----------------------------
                                             Robert C. Brauneker
                                             Executive Vice President
                                             and Chief Financial Officer


       April 8, 1994

       Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations


       1993 vs. 1992
       -------------

           The Company incurred a net loss of $167.1 million, or $7.57 per share, in 1993. This compares to a 1992 net loss of $74.6 million, or $3.38 per share. Included in 1993 results was a one-time charge of $47.1 million, or $2.13 per share, for the cumulative effect on prior years of a change in accounting for postretirement benefits as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, as of July 1, 1992. 1992 results included a one-time charge of $165.5 million, or $7.50 per share, for the cumulative effect on prior years of a change in accounting for income taxes as a result of the adoption of SFAS No. 109, as of July 1, 1991.

           Net sales in 1993 were $897.1 million, a 15 percent decrease from 1992 when net sales were $1.059 billion. The Company continued to experience severe price declines and decreased demand for its products throughout the year, particularly phosphate chemicals where prices fell to their lowest level in 20 years, due primarily to economic and political uncertainties in key foreign markets, especially China and India. Information regarding sales by product line may be found on page 2 of this annual report.

           Fiscal 1993 results also included a pre-tax charge of $169.1 million related to the settlement of litigation resulting from the May 1991 explosion at a Sterlington, Louisiana, nitroparaffins plant owned by Angus Chemical Company but operated by the Company. See Note 3 of Notes to Consolidated Financial Statements for further discussion of this matter.

           Also included in 1993 results was a pre-tax charge of $32.4 million related to the settlement of a dispute over an insurance claim receivable resulting from a water inflow at the Company's potash mines in Canada and a gain of $8.1 million from the resolution of a contract dispute with a major uranium oxide customer. In 1992, operating results included a pre-tax gain of $34.2 million from the sale of the Company's ammonia production facility at Sterlington, Louisiana, and a charge of $5.3 million from the temporary shutdown and mothballing of the Company's uranium production facilities. These items are included in the Consolidated Statement of Operations under "Other operating income and expense, net." See Notes 4 and 7 of Notes to Consolidated Financial Statements for further discussion of these matters.

           Gross margins decreased $105 million from a year ago, primarily due to lower margins for phosphate chemicals ($53 million), phosphate rock ($19 million), and potash ($4 million). Also affecting margins was the impact of the Company's decision to sell its ammonia business and, after the sales contracts which supported the facility expired, the temporary shutdown and mothballing of the Company's uranium oxide production facilities. These actions resulted in lost margins for ammonia and uranium of $7 million and $21 million, respectively.

           Phosphate chemical margins were lower primarily as a result of a 21 percent decrease in the price of DAP, the major product of the

       Company's phosphate chemical business and the product that indicates trends in phosphate chemical prices. The DAP decrease, along with decreases in the other phosphate chemical products, accounted for a $75 million decrease in margins. Partially offsetting this decrease were lower overall production costs which decreased four percent, mainly due to lower raw material costs, ($17 million) and increased shipping volume ($5 million). Phosphate rock margins decreased primarily due to lower shipping volume ($12 million) and a five percent increase in production costs ($7 million) primarily resulting from lower production volumes. Potash margins were lower as a result of a two percent decrease in prices ($6 million), partially offset by a one percent reduction in production costs ($2 million).

           The Company continues to experience severe price declines and decreased demand for its products. As a result of these conditions, the Company has idled indefinitely two of its phosphate rock mines and one of its phosphate chemical plants, and in July 1993, the newly formed joint venture partnership temporarily reduced phosphate chemical production by approximately 40 percent of capacity and reduced operations at its largest phosphate rock mine to reflect this reduction in phosphate chemical output.

           Administrative costs decreased $8 million principally as a result of reduced management compensation awards in 1993 ($4 million) and lower rent expense due to equipment leases which were cancelled and bought out in 1992 ($3 million).

           See Note 14 of Notes to Consolidated Financial Statements for information on income taxes.

           These conditions are expected to result in the Company reporting an operating loss for the first quarter of 1994, and without a substantial increase in product prices it is probable the Company will operate at a loss in 1994.


       1992 vs. 1991
       -------------

           In fiscal 1992, earnings totaled $90.9 million, or $4.12 per share, on average outstanding shares of 22.1 million. This compares with 1991 earnings of $95.8 million, or $3.85 per share, on average outstanding shares of 24.9 million. Fiscal 1992 earnings are before the recording of a one-time charge of $165.5 million for the cumulative effect on prior years of a change in accounting for income taxes as a result of adopting SFAS No. 109 as of July 1, 1991. The recording of that one-time charge resulted in a net loss of $74.6 million, or $3.38 per share, for the year ended June 30, 1992.

           Net sales in 1992 were $1.059 billion, a six percent decrease from fiscal 1991 when net sales were $1.131 billion. Continued depressed prices, particularly for phosphate chemicals, was the primary reason for this decrease. Information regarding sales by product line is included on page 2 of this annual report.

           Included in 1992 results was a pre-tax gain of $34.2 million from the sale of the Company's ammonia production facility in Sterlington, Louisiana. 1992 also included a charge of $5.3 million resulting from the temporary shutdown and mothballing of the Company's uranium production facilities. In 1991, operating results included a pre-tax gain of $17.9 million from the sale of certain potash reserve interests in New Mexico. These items are included in the Consolidated Statement of Operations under "Other operating income and expense, net."

           Gross margins decreased $11 million from 1991. Major product lines contributing to this decrease were uranium, an $11 million decrease, and ammonia, a $7 million decrease. Phosphate chemicals increased $5 million while phosphate rock and potash only changed slightly from last year.

           Uranium margins decreased primarily from lower prices compared to 1991 ($18 million) as the Company resumed shipping product to a major contract customer, at agreed upon lower prices, pending the resolution of a contract pricing dispute. Partially offsetting this decrease was higher sales volume ($7 million), resulting from the resumption of such shipments. On June 30, 1992, the Company's uranium contracts expired. Because the market price of uranium oxide did not justify continued operation of the uranium oxide production facilities, a temporary shutdown of these facilities took place. Since the facilities are fully depreciated, the temporary shutdown is not expected to have a material impact on future operations, other than the loss of related margins. In fiscal 1992, uranium contributed approximately $21 million to the Company's total margins. Ammonia margins declined principally from lower sales volume, as a result of the sale of the ammonia production facility in February 1992. Phosphate chemical margins increased as a result of significantly lower production costs ($43 million), primarily due to favorable sulphur costs and the $4.4 million benefit of the extension of the estimated useful lives of the New Wales phosphate chemical assets (see Note 8 of Notes to Consolidated Financial Statements), largely offset by an eight percent decrease in the price of DAP, the major product in the Company's phosphate chemical business, and decreases in other phosphate chemical products ($38 million). Phosphate rock margins reflected a modest one percent increase in prices ($7 million). However, this improvement was totally offset by reduced sales volume. Potash margins remained flat when favorable production costs ($3 million), reflecting lower water spending, were totally offset by lower sales volume.

           Administrative costs increased $3 million, primarily due to a reserve recorded for the cancellation and buy out of equipment leases.

           Interest earned and other non-operating income and expense was $5 million worse as a result of the negative effects of foreign currency translation losses.

           Interest charges were $3 million higher than last year as a result of costs incurred on higher debt balances ($12 million), offset by higher capitalized interest ($9 million).

           See Note 14 of Notes to Consolidated Financial Statements for information on income taxes.


       Supply Contracts

           The Company purchases sulphur and ammonia (beginning in 1992 after the sale of its ammonia production facility) from third parties and sells phosphate rock and chemicals to third parties under contracts extending in some cases for multiple years. Purchases and sales under these contracts are generally at prevailing market prices, except for certain phosphate rock sales which are at prices based on the Company's cost of production. On July 1, 1993, these contracts were contributed to the joint venture partnership described on page 3.


                           CAPITAL RESOURCES AND LIQUIDITY

           The Company's primary sources of liquidity are cash provided by operating activities and financing activities. Information on the Company's consolidated cash flows for the past three years may be found on the Consolidated Statement of Cash Flows on page 35 of this annual report.

           Working capital at June 30, 1993 was $195 million compared with $80 million at June 30, 1992. The increase was due primarily to the Company's settlement of an insurance claim receivable, the repurchase of previously sold receivables and net proceeds received from its Senior notes financing. The working capital ratio at June 30, 1993 was
       1.8 to 1.  This compares to a ratio of 1.4 to 1 at June 30, 1992.

           The Company is highly leveraged. Consolidated indebtedness increased to $926.7 million at June 30, 1993 from $642.8 million at June 30, 1992. The ratio of the Company's indebtedness to total capitalization correspondingly increased to 68.3 percent at June 30, 1993 from 51.1 percent at June 30, 1992.

           In June 1993, the Company restructured its long-term debt by issuing $135 million of 10.125% Senior notes due June 15, 2001 and $125 million of 10.75% Senior notes due June 15, 2003. Net proceeds from the issuance were used to retire $100 million of short-term notes, repurchase $50 million of receivable interests previously sold, and pay a $60.6 million installment on the Angus/IRI note discussed in Note 3 of Notes to Consolidated Financial Statements.

           In April 1993, the then existing revolving credit agreement, with certain financial covenants of which the Company was not then in compliance, was cancelled. In June 1993, the Company entered into an agreement with a group of banks to provide the Company with a new unsecured revolving credit facility (the Working Capital Facility) under which the Company can borrow up to $100 million for general corporate purposes until June 30, 1996. At June 30, 1993, $38 million was drawn down in the form of standby letters of credit to support industrial revenue bonds. Borrowings under the Working Capital Facility are limited to $25 million during a specified period in any year. There were no other borrowings under the Working Capital Facility at June 30, 1993.

           The Senior notes, Working Capital Facility, and 11.25% Notes contain provisions which (i) restrict the Company's ability to make capital expenditures and dispose of assets, (ii) limit the payment of dividends or other distributions to shareholders, and (iii) prohibit the incurrence of additional indebtedness except for a proposed joint venture working capital facility in a principal amount up to $75 million and other limited exceptions. The Working Capital Facility and the 11.25% Note agreement, as recently amended, also contain financial ratios and tests which must be met with respect to interest coverage (increasing from .85 to 1.50 in 1994), fixed charge coverage (increasing from .15 to .80 in 1994), net worth (increasing from $325 million to $335 million in 1994), total debt to capitalization (decreasing from 75 percent to 74 percent), and a current ratio of 1.2 to 1. At June 30, 1993, the Company was in compliance with its debt instruments' covenants.

           The Company has reached an agreement with The Prudential Insurance Company of America (Prudential) giving it the right to purchase on or before November 1, 1993 the $220 million principal amount of the Company's 11.25% Notes for approximately $250 million (the Purchase Price). The Company's ability to exercise this right is dependent upon the Company obtaining sufficient financing prior to November 1. The Company currently intends to obtain such financing through the issuance of new debt and/or equity or equity-related securities. If the Company does not purchase the Notes by November 1, Prudential has the option to sell the Notes to specified third parties for the Purchase Price. The Company has agreed to purchase from these third parties the Notes for the Purchase Price, upon completion of alternative financing. If the Company is not able to obtain such financing and purchase the Notes, the Company has agreed to reimburse the third parties for any losses they incur as a result of their purchase and subsequent resale of the Notes. See Note 20 of Notes to Consolidated Financial Statements for further discussion of this matter.

           The ongoing ability of the Company to meet its debt service and other obligations, including compliance with covenants in its debt instruments, will be dependent upon the future performance of the Company which will be subject to financial, business and other factors, certain of which are beyond its control, such as prevailing economic and industry conditions and prices for the Company's products. The Company anticipates that its cash flow together with available borrowings will be sufficient to meet its operating expenses and service its debt requirements as they become due. However, if product prices do not improve in 1994, the Company may have difficulty complying with its covenants.

           The estimate of capital expenditures for 1994 is $66 million (including $54 million by the joint venture partnership). The Company expects to finance these expenditures (including its portion of the partnership's capital expenditures) from operations. See "Other Matters" for a discussion of environmental capital expenditures.

           The Company does not consider the impact of inflation to be significant in the business in which it operates.

           On April 15, 1993, the Company's Board of Directors voted to suspend the dividend payment for the quarter ended June 30, 1993. This action was taken in light of the financial demands of the then recent litigation settlement and the continued weakness in fertilizer prices. Because the Company's debt covenants limit the ability of the Company to pay dividends, future dividend payments will be contingent upon improvement in net income. Without a substantial increase in product prices, it is probable the Company will operate at a loss in 1994.

                              JOINT VENTURE PARTNERSHIP

           On July 1, 1993, IMC Fertilizer, Inc. (IMC), a wholly-owned subsidiary of the Company, and Freeport-McMoRan Resource Partners, Limited Partnership (FRP) contributed their respective phosphate fertilizer businesses, including the mining and sale of phosphate rock and the production, distribution and sale of phosphate chemicals, uranium oxide and related products, to a joint venture partnership (the Partnership) in return for a 56.5 percent and 43.5 percent economic interest, respectively, in the Partnership, over the term of the Partnership. The Partnership is governed by a Policy Committee which has equal representation from each company and is being operated by IMC. The Partnership agreement contains a cash sharing arrangement under which distributable cash, as defined in the agreement, will be shared at a ratio of 41.4 percent and 58.6 percent in 1994 to IMC and FRP, respectively, increasing thereafter until 1998 when the sharing ratio will be fixed at 59.4 percent and 40.6 percent to IMC and FRP, respectively.

           The formation of the joint venture Partnership continues the Company's strategy of pursuing competitive cost positions in its markets. As a result of the joint venture transaction, the Partnership is expected to save approximately $17 million annually in the area of transportation and distribution by reducing the unit cost to transport product between the various Partnership plant locations, by taking advantage of multiple shipping locations to reduce the cost to transport product to customers, and by reducing per unit warehousing costs through opportunities created by the size of the Partnership as compared to the two Partners. The Partnership is expected to be able to reduce production costs by approximately $40 million annually through headcount reduction by eliminating duplicative plant administrative functions, applying operational technologies that have proven successful at each of the Partner's respective plant locations to the other Partner's contributed plants and by being able to more efficiently utilize in-process product at plants that have previously had underutilized upgrading capacity. IMC's and FRP's selling, general and administrative expenses have been reduced approximately $38 million through reduced headcount that was achieved by eliminating duplicative headquarters functions and consolidating the Partner's sales forces. The total of these savings of approximately $95 million is expected to be achieved in the second year of operations of IMC-Agrico and, through the determination of the sharing ratios for the Partnership's Distributable Cash (as defined below), were intended to be shred equally by IMC and FRP. Approximately $80 million of such savings are expected to be realized in 1994.


                        SULPHUR, OIL AND NATURAL GAS VENTURES

           The Company participates in a joint venture, in which the Company has a 25 percent interest, that, in 1989, discovered sulphur at Main Pass Block 299 in the Gulf of Mexico. FRP, the joint venture operator, has essentially completed development of the deposit. Progress is still being made in heating the underwater sulphur deposit, which contains an estimated 67 million long tons of recoverable sulphur, or
       16.8 million long tons net to the Company, before royalties. It is expected that production rates will gradually increase to a level of two million long tons per year as early as the second half of calendar 1994. The Company has capitalized interest and costs associated with heating the sulphur deposit through June 30, 1993, but will begin expensing such interest and costs on July 1, 1993. Costs capitalized during 1993 totaled $32 million (including capitalized interest of $19 million).

           During the exploration for sulphur at Main Pass No. 299, the joint venture also discovered oil and natural gas reserves which were located in the same immediate area. Production began in 1991. At June 30, 1993, the field contained proved and probable reserves of 26.7 million barrels of oil and 2.8 billion cubic feet of natural gas.


                                    OTHER MATTERS

           The Company is subject to various environmental laws of federal and local governments in the United States and Canada. Although significant capital expenditures, as well as operating costs, have been incurred and will continue to be incurred on account of these laws and regulations, the Company does not believe they have had or will have a material adverse effect on its business. However, the Company cannot predict the impact of new or changed laws or regulations.

           In connection with the development order received from Polk County, Florida authorities in July 1990 for the New Wales gypsum stack expansion at the Company's New Wales phosphate chemicals facility, the Company agreed to sample groundwater through monitoring wells on a quarterly basis. Under the terms of the development order, if the samples indicated groundwater contamination in excess of specified levels, the Company would have two years to take the cooling pond relating to the gypsum stack out of service.

           Beginning in July 1992, water samples taken at New Wales indicated substantially elevated levels of sulphate concentrations, a non-toxic contaminant, above permitted levels. The Company immediately began an investigation and believes, based on available information and the advice of outside experts, that the likely sources of contamination are one or more of the 12 former recharge wells located within the cooling pond. To date, all of the recharge wells have been located and 11 of the 12 recharge wells have been plugged. The aggregate cost of locating and plugging all of the recharge wells is estimated to be approximately $2.3 million. Pursuant to an amended development order and related action plan, which have been approved by the Central Florida Regional Planning Council and by Polk County authorities, (i) the Company will have until April 30, 1994 to plug the remaining recharge well and will have until October 3, 1994 for levels of contamination to return to permitted levels, and (ii) if either of such deadlines is not met, the Company will have until September 1997 to obtain permits for and to accomplish the lining or relocation of the cooling pond. The cost of such lining or relocation, if necessary, is currently estimated to be between $35 million and $68 million, with the bulk of any such expenditures expected to take place in 1996 and 1997. The Company has been advised by its outside experts that plugging the recharge wells should reduce the contamination to permitted levels, but there can be no assurance in this regard. Pursuant to the agreement for the formation of the joint venture discussed above, any expenditures relating to these, or any other, actions with respect to this contamination would be a liability retained by the Company, provided that the first $5 million aggregate amount of expenditures incurred subsequent to the formation of the joint venture partnership that related to this contamination or certain other environmental liabilities identified in the agreement for the formation of the joint venture would be a liability assumed by the Partnership.

           Environmental capital expenditures were primarily related to air emission control, wastewater purification, land reclamation and solid waste disposal. These expenditures totaled approximately $14 million in 1993. The Company expects that with the addition of the newly formed joint venture partnership, environmental capital expenditures (including its portion of the Partnership's environmental capital expenditures) will average between $20 million and $25 million per year over the next two years.