Form 10-Q/A
period 1993-09-30
IMC FERTILIZER GROUP INC
filed 1994-04-08
CIK 820626

                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.   20549


                                     FORM 10-Q/A


                          AMENDMENT TO APPLICATION OR REPORT
                     Filed pursuant to Section 12, 13 or 15(d) of
                         THE SECURITIES EXCHANGE ACT OF 1934


                              IMC Fertilizer Group, Inc.
                  (Exact name of registrant as specified in charter)


                                   AMENDMENT NO. 1



          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended September 30, 1993, as set forth in the pages attached hereto:


                 PART I.   FINANCIAL INFORMATION
                           ---------------------

                 Item      Financial Statements

                 Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.





          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             IMC Fertilizer Group, Inc.



                                             ROBERT C. BRAUNEKER
                                             ------------------------------
                                             Robert C. Brauneker
                                             Executive Vice President
                                             and Chief Financial Officer


       April 8, 1994

       PART I.  FINANCIAL INFORMATION


       Item 1.  Financial Statements.

           The accompanying interim consolidated financial statements of IMC Fertilizer Group, Inc. (the Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's 1993 Annual Report to Shareholders, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in Note 1 of Notes to Consolidated Financial Statements. Certain 1992 amounts have been reclassified to conform to the 1993 presentation. Interim results are not necessarily indicative of the results expected for the fiscal year.

       CONSOLIDATED STATEMENT OF OPERATIONS
       (In millions except per share amounts)

                                                      Three months ended
                                                         September 30,
                                                       1993        1992
       ------------------------------------------------------------------
       Net sales                                      $266.4     $220.9
       Cost of goods sold                              259.0      170.4
                                                      ------     ------
         Gross margins                                   7.4       50.5

       Selling, administrative and general expenses     13.9       16.6
       Other operating (income) and expense,
        net (Note 1)                                    (6.8)     (13.1)
                                                      ------     ------
         Operating earnings                               .3       47.0

       Interest earned and other non-operating
        (income) and expense, net                        3.3        3.5
       Interest charges                                 22.5       10.7
                                                      ------     ------
         Earnings (loss) before minority
          interest and items noted below               (25.5)      32.8
       Minority interest (Note 2)                       (1.2)
                                                      ------     ------
         Earnings (loss) before items noted below      (24.3)      32.8
       Provision (credit) for income taxes (Note 3)     (1.8)      14.2
                                                      ------     ------
         Earnings (loss) before extraordinary
          item and cumulative effect of accounting
          change                                       (22.5)      18.6
       Extraordinary loss - debt retirement (Note 5)   (23.8)
       Cumulative effect of accounting change
        (Note 6)                                                  (47.1)
                                                      ------     ------
         Net loss                                    $ (46.3)   $ (28.5)
                                                      ======     ======

       Earnings (loss) per share: (Note 4)
         Earnings (loss) before extraordinary
          item and cumulative effect of accounting
          change                                     $ (1.02)  $    .84

         Extraordinary loss - debt retirement (Note 5) (1.08)
         Cumulative effect of accounting change
          (Note 6)                                                (2.13)
                                                      ------     ------
           Net loss                                  $ (2.10)   $ (1.29)
                                                     =======     ======



             (See Notes to Consolidated Financial Statements on Page 5)

       CONSOLIDATED BALANCE SHEET
       (Dollars in millions except per share amounts)

                                                   September 30, June 30,
       Assets                                         1993         1993
       ----------------------------------------------------------------
       Current assets:
         Cash and cash equivalents                 $   65.8    $  111.6
         Receivables, net (Note 8)                    145.9       145.1
         Inventories:
           Products (principally finished)            240.1       120.1
           Operating materials and supplies            67.6        44.2
                                                  --------     --------
                                                      307.7       164.3
         Prepaid expenses                              15.4        12.4
                                                  --------     --------
           Total current assets                       534.8       433.4
       Investment in oil and gas joint venture         49.6        55.0
       Property, plant and equipment                3,374.7     2,422.0
       Accumulated depreciation and depletion      (1,396.4)   (1,095.5)
                                                  --------     --------
         Net property, plant and equipment          1,978.3     1,326.5
       Deferred income taxes                          208.7       187.5
       Other assets                                    52.6        53.2
                                                  --------     --------
                                                   $2,824.0    $2,055.6
                                                  ========     ========


       Liabilities and Shareholders' Equity
       -----------------------------------------------------------------
       Current liabilities:
         Accounts payable                          $  105.9    $   75.9
         Income taxes                                   3.2        10.0
         Dividend payable to IMCERA (Note 7)                       51.9
         Accrued liabilities                          112.5        67.2
         Current maturities of long-term debt          40.6        33.3
                                                  --------     --------
           Total current liabilities                  262.2       238.3
       Long-term debt, less current maturities
        (Note 5)                                      908.0       893.4
       Deferred income taxes                          328.9       317.5
       Accrued postretirement employee benefits        87.8        82.8
       Accrued reclamation costs                       70.4        51.4
       Other noncurrent liabilities                    57.7        41.8
       Deferred gain (Note 2)                          65.2
       Minority interest (Note 2)                     660.0
       Shareholders' equity:
         Common stock, $1 par value, authorized
          50,000,000 shares; issued 32,157,400
          shares and 32,156,920 shares at
          September 30 and June 30, respectively       32.2        32.2
         Capital in excess of par value               768.3       768.4
         Retained earnings (deficit)                  (23.8)       22.5
         Treasury stock, at cost, 10,105,008
          shares and 10,097,808 shares of
          common stock at September 30 and
          June 30, respectively                      (392.9)     (392.7)
                                                  --------     --------
           Total shareholders' equity                 383.8       430.4
                                                  --------     --------
                                                   $2,824.0    $2,055.6

                                                  ========     ========




             (See Notes to Consolidated Financial Statements on Page 5)

       CONSOLIDATED STATEMENT OF CASH FLOWS
       (In millions)
                                                      Three months ended
                                                         September 30,
                                                         1993      1992
       ------------------------------------------------------------------
       Cash Flows from Operating Activities
       ------------------------------------
         Net loss                                     $ (46.3)   $ (28.5)
         Adjustments to reconcile net loss to net
          cash (used) provided by operating activities:
           Depreciation, depletion and amortization      25.4       16.4
           Debt retirement (Note 5)                      39.0
           Deferred income taxes                         (9.8)     (23.9)
           Cash distributions in excess of equity in
          earnings of oil and gas joint venture           5.3        7.6
           Minority interest                             (1.2)
           Postretirement employee benefits                         77.6
           Other non-cash charges and credits, net      (12.1)       5.9
           Changes in:
             Receivables                                 44.4      (15.7)
             Inventories                                  1.4      (20.8)
             Prepaid expenses                            (3.0)        .7
             Accounts payable, accrued liabilities
              and income taxes                          (78.5)      10.1
                                                       ------     ------
           Net cash (used) provided by operating
            activities                                  (35.4)      29.4
                                                       ------     ------

       Cash Flows from Investing Activities
       ------------------------------------
         Capital expenditures                           (11.8)     (35.0)
         Other                                            3.5        (.4)
                                                       ------     ------
           Net cash used by investing activities         (8.3)     (35.4)
                                                       ------     ------
           Net cash used before financing activities    (43.7)      (6.0)

       Cash Flows from Financing Activities
       ------------------------------------
         Joint venture cash distribution to FRP         (17.2)
         Joint venture cash contribution from FRP         9.3
         Proceeds from issuance of long-term debt         5.8       23.0
         Cash dividends paid                                        (5.9)
                                                       ------     ------
           Net cash (used) provided by financing
            activities                                   (2.1)      17.1
                                                       ------     ------

       Net increase (decrease) in cash and
        cash equivalents                                (45.8)      11.1
       Cash and cash equivalents-beginning of period    111.6       32.6
                                                       ------     ------
       Cash and cash equivalents-end of period        $  65.8    $  43.7
                                                       ======     ======

       Supplemental cash flow disclosures:
         Interest paid                               $    6.5    $  17.6
         Income taxes (refunded) paid                $   (7.5)  $    9.0

       Supplemental schedule of non-cash investing and financing activities:

         Acquisition of interest in joint venture -
           Net assets acquired                         $730.3
           Minority interest                            661.2
                                                       ------
                                                      $  69.1


             (See Notes to Consolidated Financial Statements on Page 5)

       CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
       (In millions except per share amounts)


                                                      Three months ended
                                                         September 30,
                                                        1993       1992
       ------------------------------------------------------------------

       Common stock:
         Balance at June 30 and September 30          $  32.2    $  32.1


       Capital in excess of par value:
         Balance at June 30                             768.4      768.0
         Restricted stock award                           (.1)
                                                      -------     ------

           Balance at September 30                      768.3      768.0


       Retained earnings:
         Balance at June 30                              22.5      207.4
         Net loss                                       (46.3)     (28.5)
         Dividends ($.27 a share in 1992)                           (5.9)
                                                      -------    -------
           Balance at September 30                      (23.8)     173.0


       Treasury stock:
         Balance at June 30                            (392.7)    (392.1)
         Acquisition of shares                            (.2)
                                                      -------    -------
           Balance at September 30                     (392.9)    (392.1)
                                                      -------    -------


       Total shareholders' equity                      $383.8     $581.0
                                                      =======     ======




















             (See Notes to Consolidated Financial Statements on Page 5)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       1. Resolution of Contract Dispute
          ------------------------------
           In 1992, other operating (income) and expense, net, included a gain of $8.1 million from the resolution of a contract dispute with a major uranium oxide customer.


       2.  Joint Venture Partnership
           -------------------------
          On July 1, 1993, the Company and Freeport-McMoRan Resource Partners, Limited Partnership (FRP) entered into a joint venture partnership in which both companies contributed their respective phosphate fertilizer businesses to create IMC-Agrico Company (IMC-Agrico) in return for a 56.5 percent and 43.5 percent economic interest, respectively, in the partnership. The activities of IMC-Agrico, which is operated by the Company, include the mining and sale of phosphate rock, and the production, distribution and sale of phosphate chemicals, uranium oxide and related products.

          For financial reporting purposes, the acquisition of 56.5 percent of FRP's phosphate fertilizer business net assets is being accounted for using the purchase method. This transaction resulted in a deferred gain of $69.1 million which is recognized in the consolidated statement of operations as the related FRP assets are being used in operations, generally over 20 years. Other operating (income) and expense, net for the three months ended September 30, 1993 included $3.9 million of such gain. IMC-Agrico's results of operations for the three months ended September 30, 1993 were consolidated with those of the Company, and FRP's 43.5 percent interest in the joint venture partnership was included in the Company's statement of operations as minority interest.

          The following summary of the Company's Consolidated Statement of Operations for the quarter ended September 30, 1993 and 1992 is presented for comparative purposes. For the quarter ended September 30, 1992, unaudited pro forma Statement of Operations data give effect to formation of the joint venture partnership as if the formation occurred on July 1, 1992.

                                                     Quarter  Ended
                                                      September 30,
                                                              (Pro forma)
       (In millions except per share amounts)      1993        1992
       -------------------------------------------------------------
       Net sales                                  $266.4     $360.6
       Operating earnings                             .1       41.5
       Earnings (loss) before minority interest,
        incometaxes, extraordinary item and
        cumulative effect of accounting change     (25.5)      27.5
       Minority interest                            (1.2)      (8.1)
                                                  ------     ------
       Earnings (loss) before income taxes,
        extraordinary item and cumulative
        effect of accounting change                (24.3)      19.4
       Earnings (loss) before extraordinary
        item and cumulative effect of
        accounting change                          (22.5)      10.4
       Extraordinary loss - debt retirement
        (See note 5)                               (23.8)
       Cumulative effect of accounting change                 (47.1)
                                                  ------     ------
       Net loss                                   $(46.3)    $(36.7)
                                                  ======     ======

       Net loss per share:
       Earnings (loss) before extraordinary
        item and cumulative effect of
        accounting change                         $(1.02)     $  .47
       Extraordinary loss - debt retirement        (1.08)
       Cumulative effect of accounting change                  (2.13)
                                                  ------     ------
       Net loss                                   $(2.10)     $(1.66)
                                                  ======     ======


       3.  Income Taxes
           ------------

           Provisions (credits) for income taxes were based on the estimated annual effective tax rate for each fiscal year. Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In 1993, the provision (credit) for income taxes included a charge of $4.1 million for an adjustment to the Company's net deferred tax liability for the effect of changes in U.S. corporate tax rates.


       4.  Earnings (Loss) Per Share
           -------------------------
           Earnings (loss) per share were based on the weighted average number of shares and equivalent shares outstanding. Shares used in the calculations totaled 22,050,147 shares and 22,094,617 shares for the quarters ended September 30, 1993 and 1992, respectively.

       5. Extraordinary Loss - Debt Retirement
          ------------------------------------
          On October 13, 1993, the Company completed its purchase of $220 million principal amount of its 11.25 percent notes from The Prudential Insurance Company of America for $248.1 million pursuant to an agreement dated September 3, 1993. The notes originally were scheduled to be due in annual installments from 1995 to 2004. The notes were redeemed with the proceeds from the sale, on the same date, of $160 million of 9.25 percent senior notes due 2000 and 3,450,000 shares of common stock. In connection with this purchase, the Company recorded an extraordinary loss on September 30, 1993 for the redemption premium incurred on the Company's 11.25 percent notes and the write-off of previously deferred finance charges associated with such notes, net of taxes.


       6. Accounting for Postretirement Benefits
          --------------------------------------
          In fiscal 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result, results for the quarter ended September 30, 1992 reflected a charge, net of taxes, for the cumulative effect of the adoption of SFAS No. 106 as of July 1, 1992.


       7. Dividend Payable to IMCERA
          --------------------------
          In May 1993, the Company reached a settlement with its insurance carriers in connection with a claim filed resulting from an inflow of water into one of the Company's two inter-connected potash mines in Saskatchewan, Canada. From the settlement proceeds, all of which were received by July 29, 1993, the Company reimbursed Potash Corporation of Saskatchewan Inc. (PCS) $23 million (Canadian) for amounts that PCS had previously contributed under an agreement with the Company. Also, the Company paid a previously declared dividend to IMCERA Group Inc. (IMCERA) of $51.9 million relating to amounts IMCERA paid for water inflow control prior to its disposition of the Company.


       Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Results of Operations
       ---------------------

           The Company incurred a net loss of $46.3 million, or $2.10 per share, for the quarter, compared to a net loss of $28.5 million, or $1.29 per share, a year ago. In 1993, the loss included an extraordinary charge of $23.8 million, or $1.08 per share, related to the early extinguishment of $220 million of debt held by The Prudential Insurance Company of America. In 1992, the loss included a one-time charge of $47.1 million, or $2.13 per share, related to the Company's adoption of Statement of Financial Accounting Standards No. 106 as of July 1, 1992, to reflect a change in accounting for postretirement benefits. See Notes 5 and 6 of Notes to Consolidated Financial Statements for more information regarding these non-recurring items.

           IMC-Agrico, a joint venture partnership between the Company and Freeport-McMoRan Resource Partners, Limited Partnership, began operations July 1, 1993 and is consolidated for financial reporting purposes. Comparisons between the quarters ended September 30, 1993 and September 30, 1992 have been made, where applicable, on a pro forma basis assuming the acquisition of a 56.5 percent interest in IMC-Agrico was effective July 1, 1992.

           Sales for the quarter were $266.4 million, compared with $220.9 million for the same period a year ago. On a pro forma basis, sales for the period a year ago would have been $360.6 million.

           Gross margins decreased $43.1 million from the same period a year ago. On a pro forma basis, gross margins would have decreased $47.2 million, primarily due to lower margins for phosphate fertilizers, a $32 million decrease on a pro forma basis, potash, a $10 million decrease, and sulphur, a $4 million decrease.

           Market conditions for the first quarter, primarily for phosphate chemicals, reflected continued weakness in price and volume, both of which remained below year-earlier levels throughout the period. Prices for DAP, the major product in the Company's phosphate chemical business, decreased 14 percent when compared to the same period a year ago. However, prices are showing signs of improving after falling to 20 year lows during fiscal 1993. China, the Company's largest customer, has recently increased its imported fertilizer purchases to more traditional levels; and it is anticipated that domestic demand for the Company's products will improve, at least in the near term. In July 1993, phosphate chemical production was cut back when the Company temporarily shut down its Taft diammonium phosphate plant. This plant joined the already idled Nichols plant which temporarily closed in May 1993, due to depressed market conditions. Potash margins decreased due to depressed demand in both the domestic and export market ($6 million), a three percent decrease in prices ($3 million) and increased production costs ($1 million). Production continued to increase at the Main Pass sulphur mine, with full production anticipated to be reached in the second half of calendar 1994. As a result of such production increases, on July 1, 1993, these activities became operational for accounting purposes and costs, which were previously capitalized, began to be charged to operations.

           The following table summarizes the Company's sales of fertilizer products and average selling prices for the three months ended September 30, 1993 and 1992. Where applicable, sales tons and prices for 1992 have been reported on a pro forma basis assuming the joint venture partnership began operations on July 1, 1992.

                                         (Tons in millions of short tons)
                                              1993               1992
                                            -------            -------
           Phosphate fertilizers
             Diammonium phosphate
             --------------------
               Sales tons:
                 Florida                        .475
                 Louisiana                      .382
                 Warehouse                      .075
                                             -------          -------
                  Total sales tons              .932            1.217

               Average price per ton:
                 Florida                    $100.94
                 Louisiana                  $112.03
                 Warehouse                  $109.43
                                             -------          -------

                  Average price per ton     $106.17          $122.93

             Monoammonium phosphate
             ----------------------
               Sales tons:
                 Granular                       .126             .111
                 Powdered                       .048             .045
                                             -------          -------
                  Total sales tons              .174             .156

               Average price per ton:
                 Granular                   $115.33          $131.06
                 Powdered                   $ 93.94          $107.30

             Granular triple superphosphate
             ------------------------------
               Sales tons                       .196             .289
               Average price per ton       $  86.68         $  98.12

           Phosphate rock
             Sales tons                        2.209            2.133
             Average price per ton         $  20.01         $  23.67

           Potash
             Sales tons                         .590             .802
             Average price per ton         $  67.82         $  69.60

           Mixed goods
             Sales tons                         .054             .053
             Average price per ton          $130.32          $137.46

           Selling, administrative and general expenses decreased $2.7 million due primarily to lower product marketing and employee overhead costs.

           Other operating income and expense decreased $6.3 million primarily due to the resolution of a contract dispute for $8.1 million (in 1992), discussed in Note 1 of Notes to Consolidated Financial Statements, $3 million of lower earnings from the Company's equity interest in an oil and gas venture, partially offset by a gain in 1993 of $3.9 million from the amortization of a deferred gain resulting from the exchange of the Company's phosphate business for a 56.5 percent interest in IMC-Agrico.

           Interest costs were $11.8 million higher than last year primarily as a result of costs incurred on increased debt levels.


       Financial Condition
       -------------------


           The Company's primary sources of liquidity are from cash generated by operating activities and external debt. Since June 30, 1993, cash and cash equivalents have decreased $45.8 million. Primary uses of cash included $24.9 million for reimbursements to Potash Corporation of Saskatchewan Inc. and IMCERA Group Inc. from water claim proceeds received in June 1993 from the Company's insurance carriers, capital expenditures of $11.8 million and $10.5 million used by operating activities. Partially offsetting this cash outflow was $5.8 million of proceeds from the issuance of long-term debt.

           Working capital at September 30, 1993 was $272.6 million compared with $195.1 million at June 30, 1993. The increase was due primarily to working capital contributions by FRP to the joint venture partnership offset by reimbursements of insurance proceeds related to the May, 1993 settlement of an insurance claim receivable discussed above. The working capital ratio at September 30, 1993 was 2.0 to 1 compared to 1.8 to 1 at June 30, 1993.

           The Company is still highly leveraged. Consolidated indebtedness increased to $948.6 million at September 30, 1993 from $926.7 million at June 30, 1993, due to additional indebtedness contributed by FRP to the joint venture partnership. The ratio of indebtedness to total capitalization correspondingly increased to 71.2 percent at September 30, 1993 from 68.3 percent at June 30, 1993.

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

           In June 1993, the Company entered into an agreement with a group of banks to provide the Company with an unsecured revolving credit facility under which the company can borrow up to $100 million for general corporate purposes until June 30, 1996. At September 30, 1993, $32 million was drawn down in the form of standby letters of credit principally to support the Company's industrial revenue bonds. Borrowings under the revolving credit facility are limited to $25 million during a specified period in any year. There were no other borrowings outstanding under the revolving credit facility at September 30, 1993.

           Certain debt agreements contain provisions which restrict the Company's ability to make capital expenditures and dispose of assets, limit the payment of dividends or other distributions to shareholders, and prohibit the incurrence of additional indebtedness except under certain conditions. The Company's revolving credit facility also contains financial ratios and tests which must be met in accordance with the agreement. At September 30, 1993, the Company was in compliance with its debt instrument covenants.

           The estimate of capital expenditures for the fiscal year ending June 30, 1994 is $66 million (including $54 million by the joint venture partnership). The Company expects to finance these expenditures (including its portion of the partnership's capital expenditures) from operations.

           There were no other material changes in the Company's financial condition, capital resources, or liquidity from that described in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.