Form 10-Q/A
period 1993-12-31
IMC FERTILIZER GROUP INC
filed 1994-04-08
CIK 820626

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


                                   AMENDMENT NO. 1



          The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarter ended December 31, 1993, as set forth in the pages attached hereto:


               PART I.  FINANCIAL INFORMATION
                        ---------------------

               Item 1.  Financial Statements.

               Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          IMC Fertilizer Group, Inc.



                                          ROBERT C. BRAUNEKER
                                          -------------------------------
                                          Robert C. Brauneker
                                          Executive Vice President
                                          and Chief Financial Officer



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

       CONSOLIDATED STATEMENT OF OPERATIONS
       (In millions except per share amounts)
                                          Quarter  Ended Six Months Ended
                                           December 31,    December 31,
                                         1993      1992  1993      1992
       -----------------------------------------------------------------
       Net sales                         $329.0  $197.5   $595.4 $418.4
       Cost of goods sold                 295.2   166.4    554.2  336.8
                                         ------  ------  ------  ------
         Gross margins                     33.8    31.1     41.2   81.6

       Selling, general and
        administrative expenses            15.7    14.2     29.6   30.8
       Other operating (income) and
        expense, net (Note 1)              (3.1)    (.8)    (9.7) (10.8)
                                         ------  ------  ------  ------
         Operating earnings                21.2    17.7     21.3   61.6

       Equity in (earnings) loss of
        oil and gas joint venture
        (Note 2)                           20.6       (.4)  20.5   (3.6)
       Interest earned and other
        non-operating (income) and
        expense, net                         .1     2.9      3.3    6.5
       Interest charges                    20.3    10.0     42.8   20.7
                                         ------  ------  ------  ------
       Earnings (loss) before
        minority interest and items
        noted below                       (19.8)    5.2    (45.3)  38.0
       Minority interest (Note 3)           6.5              5.3
                                         ------  ------  ------  ------
       Earnings (loss) before items
        noted below                       (26.3)    5.2    (50.6)  38.0
       Provision (credit) for
        income taxes (Note 4)             (22.7)    2.3    (24.5)  16.5
                                         ------  ------  ------  ------
         Earnings (loss) before
          extraordinary item and
          cumulative effect of
          accounting change                (3.6)    2.9    (26.1)  21.5
       Extraordinary loss-debt
        retirement (Note 6)                                (23.8)
       Cumulative effect of
        accounting change (Note 7)                                 47.1)

                                         ------  ------  ------  ------
         Net earnings (loss)             $ (3.6) $  2.9  $ (49.9)$ (25.6)
                                         ======  ======  ======  ======

       Earnings (loss) per share
        (Note 5):
         Earnings (loss) before
          extraordinary item and
          cumulative effect of
          accounting change               $ (.14)$  .13   $(1.11)$  .97
         Extraordinary loss-debt
          retirement (Note 6)                              (1.01)
         Cumulative effect of
          accounting change
          (Note 7)                                                (2.13)
                                         ------  ------  ------  ------
           Net earnings (loss)            $ (.14)$  .13   $(2.12)$(1.16)
                                         ======  ======  ======  ======




             (See Notes to Consolidated Financial Statements on Page 5)

       CONSOLIDATED BALANCE SHEET
       (Dollars in millions except per share amounts)


                                                     December 31,June 30,
       Assets                                           1993       1993
       ------------------------------------------------------------------
       Current assets:
         Cash and cash equivalents                   $   87.1   $  111.6
         Receivables, net                               163.0      145.1
         Inventories:
           Products (principally finished)              228.5      120.1
           Operating materials and supplies              65.8       44.2
                                                     --------   --------
                                                        294.3      164.3
         Prepaid expenses                                11.8       12.4
                                                     --------   --------
           Total current assets                         556.2      433.4
       Investment in oil and gas joint
        venture (Note 2)                                 23.7       55.0
       Property, plant and equipment                  3,365.4    2,422.0
       Accumulated depreciation and depletion        (1,416.8)  (1,095.5)
                                                     --------   --------
         Net property, plant and equipment            1,948.6    1,326.5
       Deferred income taxes                            224.6      187.5
       Other assets                                      73.2       53.2
                                                     --------   --------
                                                     $2,826.3   $2,055.6
                                                     ========   ========


       Liabilities and Stockholders' Equity
       -----------------------------------------------------------------
       Current liabilities:
         Accounts payable                            $   70.6   $   75.9
         Income taxes                                               10.0
         Dividend payable to IMCERA (Note 8)                        51.9
         Accrued liabilities                             88.7       67.2
         Current maturities of long-term debt            46.8       33.3
                                                     --------   --------
           Total current liabilities                    206.1      238.3
       Long-term debt, less current
        maturities (Note 6)                             847.2      893.4
       Deferred income taxes                            336.1      317.5
       Accrued postretirement employee benefits          90.8       82.8
       Accrued reclamation costs                         85.5       51.4
       Other noncurrent liabilities                      55.5       41.8
       Deferred gain (Note 3)                            56.0
       Minority interest (Note 3)                       655.4
       Stockholders' equity:
         Common stock, $1 par value, authorized
          50,000,000 shares; issued 32,158,240
          shares and 32,156,920 shares at
          December 31 and June 30, respectively          32.2       32.2
         Capital in excess of par value                 747.7      768.4
         Retained earnings (deficit)                    (27.4)      22.5
         Treasury stock, at cost, 6,655,008
          shares and 10,097,808 shares of
          common stock at December 31 and
          June 30, respectively                        (258.8)    (392.7)

                                                     --------   --------
           Total stockholders' equity                   493.7      430.4
                                                     ========   ========
                                                     $2,826.3   $2,055.6
                                                     ========   ========




             (See Notes to Consolidated Financial Statements on Page 5)

       CONSOLIDATED STATEMENT OF CASH FLOWS
       (In millions)

                                                         Six months ended
                                                            December 31,
                                                         1993       1992
       ------------------------------------------------------------------

       Cash Flows from Operating Activities
       ------------------------------------
         Net loss                                     $ (49.9)   $ (25.6)
         Adjustments to reconcile net loss to
          net  cash (used) provided by operating
          activities:
           Depreciation, depletion and amortization      54.0       31.9
           Cash distributions in excess of equity
            in operating results of oil and gas
            joint venture                                31.3       13.8
           Deferred income taxes                        (18.5)     (24.3)
           Minority interest                              5.3
           Postretirement employee benefits               3.3       79.3
           Other non-cash charges and credits, net      (13.7)       5.6
           Changes in:
             Receivables                                 27.2      (31.5)
             Inventories                                 11.7      (45.3)
             Prepaid expenses                              .6        2.9
             Accounts payable, accrued liabilities
              and income taxes                         (115.2)      (9.7)
                                                       ------     ------
           Net cash used by operating activities        (63.9)      (2.9)
                                                       ------     ------

       Cash Flows from Investing Activities
       ------------------------------------
         Capital expenditures                           (12.5)     (75.3)
         Other                                            4.4       (1.0)
                                                       ------     ------
           Net cash used by investing activities         (8.1)     (76.3)
                                                       ------     ------
           Net cash used before financing
            activities                                  (72.0)     (79.2)
                                                       ------     ------

       Cash Flows from Financing Activities
       ------------------------------------
         Payments of long-term debt                    (220.4)
         Proceeds from issuance of long-term
          debt, net                                     171.6       61.1
         Issuance of common stock from treasury         113.5
         Joint venture cash distribution to FRP         (17.2)
         Cash dividends paid                                       (11.9)
                                                       ------     ------
           Net cash provided by financing
            activities                                   47.5       49.2
                                                       ------     ------

       Net decrease in cash and cash equivalents        (24.5)     (30.0)
                                                       ------     ------
       Cash and cash equivalents-beginning of period    111.6       32.6
                                                       ------     ------

       Cash and cash equivalents-end of period         $ 87.1     $  2.6
                                                       ======     ======

       Supplemental cash flow disclosures:
         Interest paid                                 $ 37.1     $ 27.3
         Income taxes (refunded) paid                  $ (4.1)    $ 13.0

       Supplemental schedule of non-cash investing
        and financing activities:
         Acquisition of interest in joint venture -
           Net assets acquired                         $713.0
           Minority interest                            649.3
                                                       ------
                                                       $ 63.7

             (See Notes to Consolidated Financial Statements on Page 5)

       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       (In millions except per share amounts)


                                                           Six months ended
                                                            December 30,
                                                         1993      1992
       ------------------------------------------------------------------


       Common stock:
         Balance at June 30 and December 31            $ 32.2     $ 32.1


       Capital in excess of par value:
         Balance at June 30                             768.4      768.0
         Issuance of common stock (Note 6)              (20.6)
         Restricted stock award                           (.1)
                                                       ------     ------
           Balance at December 31                       747.7      768.0


       Retained earnings:
         Balance at June 30                              22.5      207.4
         Net loss                                       (49.9)     (25.6)
         Dividends ($.54 a share in 1992)                          (11.9)
                                                       ------     ------
           Balance at December 31                       (27.4)     169.9


       Treasury stock:
         Balance at June 30                            (392.7)    (392.1)
         Issuance of common stock from
          treasury (Note 6)                             134.1
         Acquisition of shares                            (.2)
                                                       ------     ------
           Balance at December 31                      (258.8)    (392.1)
                                                       ------     ------


       Total stockholders' equity                      $493.7     $577.9
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

           For financial reporting purposes, the acquisition of 56.5 percent of FRP's phosphate fertilizer business net assets is being accounted for using the purchase method. This transaction resulted in a deferred gain of $63.7 million which is recognized in the statement of operations as the related FRP assets are being used in operations, generally over 20 years. Other operating (income) and expense, net for the six months ended December 31, 1993 included $7.7 million of such gain. The Partnership's results of operations for the six months ended December 31, 1993 were consolidated with those of the Company, and FRP's 43.5 percent interest in the joint venture partnership was included in the Company's statement of operations as minority interest.

           The Partnership makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership agreement. For the quarter ended December 31, 1993, the total amount of distributable cash generated by the Partnership was $52.8 million, of which $30.9 million was distributed to FRP in early February 1994.

           The following summary of the Company's Consolidated Statement of Operations for the quarter and six months ended December 31, 1993 and 1992 is presented for comparative purposes. For the quarter and six months ended December 31, 1992, unaudited pro forma Statement of Operations data give effect to formation of the joint venture partnership as if the formation occurred on July 1, 1992.

                                            Quarter  Ended Six Months Ended
                                            December 31,    December 31,
                                                (Pro forma)     (Pro forma)
        (In millions except per share amounts)1993 1992   1993      1992
        ---------------------------------------------------------------------
        Net sales                        $329.0   $349.9 $595.4   $710.5
        Operating earnings                 21.2       .1   21.3     41.6
        Earnings (loss) before minority
         interest, income taxes,
         extraordinary item and
         cumulative effect of accounting
         change                           (19.8)    (9.7) (45.3)    17.8
        Minority interest                   6.5      3.7    5.3     (4.4)
                                         ------   ------  ------  ------
        Earnings (loss) before
         income taxes, extraordinary
         item and cumulative effect
         of accounting change             (26.3)    (6.0) (50.6)    13.4
        Earnings (loss) before
         extraordinary item and
         cumulative effect of
         accounting change                 (3.6)    (4.1) (26.1)     6.3
        Extraordinary loss - debt
         retirement (See note 6)                          (23.8)
        Cumulative effect of
         accounting change                                         (47.1)
                                         ------   ------  ------  ------
        Net loss                         $ (3.6)  $ (4.1)$(49.9)  $(40.8)
                                         ======   ======  ======  ======

        Net loss per share:
        Earnings (loss) before
         extraordinary item and
         cumulative effect of
         accounting change               $ (.14)  $ (.19) $(1.11) $  .28
        Extraordinary loss -
         debt retirement                                   (1.01)
        Cumulative effect of
         accounting change                                         (2.13)
                                         ------   ------  ------  ------
        Net loss                         $ (.14)  $ (.19) $(2.12)$ (1.85)
                                         ======   ======  ======  ======


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


        Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Results of Operations
        ---------------------

        Three months ended December 31, 1993 vs. three months ended December 31, 1992
        ------------------------------------------------------------------------
            The Company incurred a net loss of $3.6 million, or $.14 per share, for the quarter, compared to net earnings of $2.9 million, or $.13 per share, a year ago. The second quarter loss included a charge of $20.3 million, ($12.4 million after taxes), or $.49 per share, related to the write-down of the Company's investment in an oil and gas joint venture resulting from the current low market price for crude oil. See Note 2 of Notes to Consolidated Financial Statements for further discussion of this matter.

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

            Second quarter market conditions continued to improve, primarily for phosphate chemicals, as prices continued to rise from the record low levels experienced in the spring of 1993 and as China and India, traditionally the world's largest importers of crop nutrients, returned to the market place. From the Company's ongoing cost reduction programs and the realization of efficiencies and cost savings of the IMC-Agrico Company joint venture, the Company began to benefit from lower production costs. However, despite these developments, phosphate fertilizer margins for the quarter were still lower than a year ago. Production continued to increase at the Main Pass sulphur mine which reached its design capacity of 5,500 tons per day in December 1993, and has since sustained production at or above that level. Potash margins decreased primarily due to an eight percent decrease in prices ($3 million), lower production costs ($3 million) and reduced demand ($1 million).

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

        Six months ended December 31, 1993 vs. six months ended December 31,
        1992
        --------------------------------------------------------------------
            The Company incurred a net loss of $49.9 million, or $2.12 per share, for the quarter, compared to a net loss of $25.6 million, or $1.16 per share, a year ago. In 1993, the loss included an extraordinary charge of $23.8 million, or $1.01 per share, related to the early extinguishment of $220 million of debt held by The Prudential Insurance Company of America. In 1992, the loss included a one-time charge of $47.1 million, or $2.13 per share, related to the Company's adoption of SFAS No. 106 as of July 1, 1992, to reflect a change in accounting for postretirement benefits other than pensions. See Notes 6 and 7 of Notes to Consolidated Financial Statements for more information regarding these non-recurring items.

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

            Sales for the six months were $595.4 million, compared to $418.4 million last year. On a pro forma basis, sales for the six month period a year ago would have been $710.5 million. Sales in 1993, as compared to 1992 on a pro forma basis, declined primarily as a result of IMC-Agrico's decision to reduce production at its phosphate chemical facilities.

            Gross margins decreased $40.4 million from the same period a year ago. On a pro forma basis, gross margins would have decreased $64.7 million, primarily due to lower margins for phosphate fertilizers, a $43 million decrease on a pro forma basis, potash, an $11 million decrease, sulphur, a $7 million decrease, and mixed fertilizers, a $1 million decrease.

            The weakness in the phosphate fertilizer market combined with high inventories in July 1993 prompted IMC-Agrico to idle its Taft, Louisiana, production facility and reduce production at other of its phosphate production facilities. By the end of March 1994, spot prices for DAP had increased approximately 45 percent from a low of approximately $100 per short ton (f.o.b. central Florida) during the spring of 1993. However, there can be no assurance that prices will remain at or increase from current levels. A significant decline in the market price of phosphate fertilizer products could have a material adverse effect on the Company.

            In order to meet increased demand, IMC-Agrico has steadily increased production at its operating plants and, in anticipation of stronger second-half demand, particularly in North America, in mid-December IMC-Agrico reopened the Taft facility. IMC-Agrico's phosphate chemical production is currently at approximately 90 percent of capacity with only the Nichols, Florida, DAP facility remaining idle. In March 1994, IMC-Agrico announced that it planned to resume operations at the Nichols plant on approximately May 1, 1994 due to lower finished goods inventories and in order to meet anticipated international demand. Potash margins decreased primarily due to lower domestic and export demand ($7 million) and a five percent decrease in prices ($6 million), partially offset by a one percent decrease in production costs ($2 million). It is anticipated that potash demand will return to m ore normal levels during the second half of 1994. Sulphur production at Main Pass increased significantly since July 1993 and reached design capacity of 5,500 long tons per day in December 1993. The mine has since sustained production at or above that level. As a result of the production increases, Main Pass sulphur became operational for accounting purposes beginning July 1, 1993 and costs were no longer capitalized. Mixed fertilizer margins declined primarily as a result of lower prices.

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