Form 10-Q
period 1994-03-31
IMC FERTILIZER GROUP INC
filed 1994-05-13
CIK 820626

       ---------------------------------------------------------------------
         ------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                -----------------------
                                      FORM 10-Q

                 (Mark One)
                  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 ---
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1994
                                         OR
                 ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ---------- to ----------

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

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 25,577,217 shares, excluding 6,655,008 treasury shares as of April 30, 1994.
         ------------------------------------------------------------------
       ----------------------------------------------------------------------

       PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements.
           The accompanying interim condensed consolidated financial statements of IMC Fertilizer Group, Inc. (the Company) do not include all disclosures normally provided in annual financial statements.
       These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's 1993 Annual Report to Shareholders, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the following Notes to Condensed Consolidated Financial Statements. Certain 1993 amounts have been reclassified to conform to the 1994 presentation. Interim results are not necessarily indicative of the results expected for the fiscal year. All references to years are to fiscal years ended June 30 unless otherwise stated.

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       (In millions except per share amounts)
                                   Three MonthsEnded       Nine Months Ended
                                        March 31,              March 31,
                                     1994       1993        1994        1993
       -----------------------------------------------------------------------
       Net sales                  $  410.5    $  222.8   $1,005.9    $  641.2
       Cost of goods sold            332.8       203.1      887.0       539.9
                                  --------    --------    --------   --------
        Gross margins                 77.7        19.7      118.9       101.3

       Selling, general and
        administrative expenses       15.8        14.5       45.4        45.3
       Sterlington litigation
        settlement, net (Note
        1)                                       169.1                  169.1
       Other operating (income)
        and expense, net(Note 2)      (3.8)                             (11.0)
                                                   (.2)     (13.5)
                                  --------    --------    --------   --------

       Equity in (earnings) loss
        of oil and gas joint
        venture (Note 3)                           1.2       20.6        (2.4)


                                        .1
       Interest earned and other
        non-operating (income)
        and expense, net               1.0          .3        4.3         6.8
       Interest charges               19.9        10.3       62.7        31.0
                                  --------    --------    --------   --------
       Earnings (loss) before
        minority interest and
        items noted below                       (175.5)

                                      44.7                    (.6)     (137.5)
       Minority interest (Note
        4)                            23.0                   28.3

                                  --------    --------    --------   --------
       Earnings (loss) before
        items noted below             21.7      (175.5)     (28.9)     (137.5)
       Provision (credit) for
        income taxes (Note 5)         16.3       (60.7)      (8.2)      (44.2)
                                  --------    --------    --------   --------
        Earnings (loss) before
         extraordinary item
         and cumulative effect
         of accounting change          5.4      (114.8)     (20.7)      (93.3)
       Extraordinary loss-debt                              (23.8)
        retirement (Note 7)
       Cumulative effect of
        accounting change (Note
        8)                                                              (47.1)
                                  --------    --------    --------   --------
        Net earnings (loss)       $    5.4    $ (114.8)  $  (44.5)   $ (140.4)
                                  ========    ========    ========   ========

       Earnings (loss) per
        share (Note 6):
        Earnings (loss) before
         extraordinary item
         and cumulative effect
         of accounting change    $    .21     $ (5.20)   $   (.85)   $  (4.23)
        Extraordinary loss-debt
         retirement (Note 7)                                 (.98)
        Cumulative effect of
         accounting change
         (Note 8)

                                                                     $  (2.13)
                                  --------    --------    --------   --------
          Net earnings (loss)    $    .21    $  (5.20)   $  (1.83)   $  (6.36)
                                  ========    ========    ========   ========


        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED BALANCE SHEET
       (Dollars in millions except per share amounts)

                                                    March 31,   June 30,
       Assets                                         1994       1993
       ---------------------------------------------------------------------
       Current assets:
        Cash and cash equivalents                    $  123.2   $  111.6
        Receivables, net                                187.4      145.1
        Inventories
          Products (principally finished)               199.7      120.1
          Operating materials and supplies               65.4       44.2
                                                    --------    --------
                                                        265.1      164.3
        Prepaid expenses                                 12.4       12.4
                                                    --------    --------

          Total current assets                          588.1      433.4
       Investment in oil and gas joint venture
       (Note 3)                                          20.9       55.0
       Property, plant and equipment                  3,371.7    2,422.0
       Accumulated depreciation and depletion        (1,443.3)  (1,095.5)
                                                    --------     --------

        Net property, plant and equipment             1,928.4    1,326.5
       Deferred income taxes                            227.2      187.5
       Other assets                                      77.8       53.2
                                                    --------     --------




                                                     $2,842.4   $2,055.6
                                                    ========     ========


       Liabilities and Stockholders' Equity
       -----------------------------------------------------------------
       Current liabilities:

        Accounts payable                            $   92.2    $   75.9
        Income taxes                                    15.3        10.0
        Dividend payable to Mallinckrodt Group
         Inc. (Note 9)                                              51.9
        Accrued liabilities                            108.8        67.2
        Current maturities of long-term debt            50.5        33.3
                                                    --------     --------

          Total current liabilities                    266.8       238.3
       Long-term debt, less current maturities
        (Note 7)                                       822.6       893.4
       Deferred income taxes                           316.4       317.5
       Accrued postretirement employee benefits         91.9        82.8
       Accrued reclamation costs                        86.4        51.4
       Other noncurrent liabilities                     54.9        41.8
       Deferred gain (Note 4)                           51.3

       Minority interest (Note 4)                      649.8

       Stockholders' equity:

        Common stock, $1 par value authorized
         50,000,000 shares; issued 32,230,480
         shares and 32,156,920 shares at March 31 and June 30, respectively


                                                        32.2        32.2
        Capital in excess of par value                 750.9       768.4
        Retained earnings (deficit)                    (22.0)       22.5
        Treasury stock, at cost, 6,655,008 shares
         and 10,097,808 shares of common stock at
         March 31 and June 30, respectively                       (392.7)
                                                      (258.8)
                                                    --------     --------


          Total stockholders' equity                   502.3       430.4
                                                    --------     --------
                                                    $2,842.4    $2,055.6
                                                    ========     ========






        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       (In millions)
                                                      Nine months ended
                                                           March 31,
                                                       1994        1993
       ----------------------------------------------------------------
       Cash Flows from Operating Activities



       ------------------------------------
        Net loss                                     $  (44.5)  $(140.4)
        Adjustments to reconcile net loss to net
         cash (used) provided by operating
         activities:
          Depreciation, depletion and amortization       82.9      48.0
          Deferred income taxes                         (40.9)    (93.0)
          Cash distributions in excess of equity
           in operating results of oil and gas
           joint venture                                 34.2      15.8
          Minority interest                              28.3
          Postretirement employee benefits                4.8      81.0
          Sterlington litigation settlement                       180.0
          Other non-cash charges and credits, net       (16.2)      2.9
          Changes in:
            Receivables                                   2.9     (43.3)
            Inventories                                  37.6     (52.0)
            Prepaid expenses                                        3.6
            Accounts payable, accrued liabilities
             and income taxes
                                                        (58.1)     71.1
                                                       -------  -------


          Net cash provided by operating
           activities                                              73.7
                                                         31.0
                                                       -------  -------
       Cash Flows from Investing Activities

       ------------------------------------
        Capital expenditures                            (19.7)    (90.8)
        Other                                             4.7       (.7)
                                                       -------  -------
          Net cash used by investing activities         (15.0)    (91.5)
                                                       -------  -------
          Net cash (used) provided before
           financing activities
                                                         16.0     (17.8)
                                                       -------  -------
       Cash Flows from Financing Activities

       ------------------------------------
        Payments of long-term debt                     (243.2)
        Proceeds from issuance of long-term debt,
         net                                            173.6      58.8
        Issuance of common stock from treasury          113.4
        Joint venture cash distribution to FRP          (48.2)
        Cash dividends paid                                       (17.9)

                                                       -------  -------
          Net cash (used) provided by financing
           activities                                    (4.4)     40.9
                                                       -------  -------
       Net increase in cash and cash equivalents         11.6      23.1
       Cash and cash equivalents - beginning of
        period                                                     32.6
                                                        111.6
                                                       -------  -------
       Cash and cash equivalents - end of period      $ 123.2   $  55.7
                                                       =======  =======
       Supplemental cash flow disclosures:
        Interest paid                                 $  42.6   $  43.9
        Income taxes paid                             $  10.3   $   5.3
       Supplemental schedule of non-cash investing
        and financing activities:
        Acquisition of interest in joint venture -
          Net assets acquired                         $ 715.2
          Minority interest                             652.5
                                                     -------
                                                      $  62.7
                                                     =======

        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions except per share amounts)


                                                       Nine months ended
                                                            March 31,
                                                         1994      1993
       ------------------------------------------------------------------
       Common stock:
         Balance at June 30 and March 31                $ 32.2     $ 32.1

       Capital in excess of par value:
         Balance at June 30                              768.4      768.0
         Issuance of common stock (Note 7)               (20.6)
         Restricted stock awards                           3.0
         Stock options exercised                            .1         .2
                                                        ------    ------
           Balance at March 31                           750.9      768.2

         Retained earnings:
         Balance at June 30                               22.5      207.4
         Net loss                                        (44.5)    (140.4)
         Dividends ($.81 a share in 1993)                           (17.9)
                                                        ------    ------

           Balance at March 31                           (22.0)      49.1

       Treasury stock:
         Balance at June 30                             (392.7)    (392.1)
         Issuance of common stock from treasury
          (Note 7)                                       134.1
         Acquisition of shares                             (.2)
         Restricted stock awards                                      (.2)

                                                        ------    ------


           Balance at March 31                          (258.8)    (392.3)
                                                        ------    ------




       Total stockholders' equity                       $502.3     $457.1
                                                        ======    ======

        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



       1.  Sterlington Litigation
          ----------------------
          Operating earnings for the three and nine months ended March 31, 1993 included a charge of $169.1 million, net of insurance recoveries and legal fees, which reflected settlement of a lawsuit by Angus Chemical Company (Angus) for damages arising out of an explosion at a nitroparaffins plant in Sterlington, Louisiana. The Company is defending other lawsuits for property damage and personal injury arising out of this explosion.

      2.  Resolution of Contract Dispute
          ------------------------------
          Other operating (income) and expense, net, for the nine months ended March 31, 1993, included a gain of $8.1 million from the resolution of a contract dispute with a major uranium oxide customer.

       3.  Write-Down of Investment in Oil and Gas Joint Venture
           ------------------------------------------------------
           Operating results for the nine months ended March 31, 1994 included a charge of $20.3 million for the write-down of the Company's investment in an oil and gas joint venture due to the low price of crude oil in the three months ended December 31, 1993.

       4.  Joint Venture Partnership
           -------------------------
           On July 1, 1993, the Company and Freeport-McMoRan Resource Partners, Limited Partnership (FRP) entered into a joint venture partnership in which both companies contributed their respective phosphate fertilizer businesses to create IMC-Agrico Company, a Delaware general partnership (the Partnership), in return for a
           56.5 percent and 43.5 percent economic interest, respectively, in the Partnership. The activities of the Partnership, which is operated by the Company, include the mining and sale of phosphate rock, and the production, distribution and sale of phosphate chemicals, uranium oxide and related products.

           For financial reporting purposes, the acquisition of 56.5 percent of FRP's phosphate fertilizer business net assets is being accounted for using the purchase method. This transaction resulted in a deferred gain of $62.7 million which is recognized in the statement of operations as the related FRP assets are being used in operations, generally over 20 years. Other operating (income) and expense, net included $3.7 and $11.4 million of such gain for the quarter and nine months ended March 31, 1994. The Partnership's results of operations for the nine months ended March 31, 1994 were consolidated with those of the Company, and FRP's 43.5 percent interest in the Partnership was included in the Company's statement of operations as minority interest.

           The Partnership makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership agreement. For the three months ended March 31, 1994, the total amount of distributable cash generated by the Partnership was $93 million, of which $54.5 million was distributed to FRP in May 1994.

          The following summary of the Company's Condensed Consolidated Statement of Operations for the three and nine months ended March 31, 1994 and 1993 is presented for comparative purposes. For the three and nine months ended March 31, 1993, unaudited pro forma Condensed Consolidated Statement of Operations data give effect to formation of the joint venture partnership as if the formation occurred on July 1, 1992.

                                          Three MonthsEnded Nine Months Ended
                                               March 31,        March 31,
                                                  (Pro forma)      (Pro forma)
       (In millions except per share amounts)1994      1993   1994      1993
       -----------------------------------------------------------------------
       Net sales                         $  410.5   $  348.0 $1,005.9 $1,058.5
       Operating earnings (loss)             65.7     (177.0)    87.0   (135.4)
       Earnings (loss) before minority
        interest, income taxes,
        extraordinary item and
        cumulative effect of accounting
        change                               44.7     (189.6)     (.6)  (171.8)
       Minority interest                     23.0        9.1     28.3      4.7
                                        --------    ----------------  --------
       Earnings (loss) before income
        taxes, extraordinary item and
        cumulative effect of accounting
        change                               21.7     (180.5)   (28.9)  (167.1)
       Earnings (loss) before extra-
        ordinary item and cumulative
        effect of accounting change           5.4     (117.9)   (20.7)  (111.6)
       Extraordinary loss - debt
        retirement (Note 7)                                     (23.8)
       Cumulative effect of accounting
        change                                                           (47.1)
                                        --------    ----------------  --------

       Net earnings (loss)               $    5.4   $ (117.9) $ (44.5) $(158.7)
                                        ========    ======== =======   =======

       Net earnings (loss) per share:
       Earnings (loss) before extra-
        ordinary item and cumulative
        effect of accounting change     $    .21    $  (5.34)$   (.85)  $(5.05)
       Extraordinary loss - debt
        retirement                                              (.98)
       Cumulative effect of accounting
        change                                                           (2.13)
                                        --------    ----------------  --------

       Net earnings (loss)              $    .21    $  (5.34)$  (1.83) $ (7.18)
                                        ========    ================   =======


       5.  Income Taxes
           ------------
           For the nine months ended March 31, 1994, the provision (credit) for income taxes included a charge of $4.1 million for an adjustment to the Company's net deferred tax liability for the effect of changes in U.S. corporate tax rates and for the three months ended March 31, 1994, included a charge of $5 million which reflected a change in the annual effective tax rate due to an improved earnings outlook.

       6.  Earnings (Loss) Per Share
           -------------------------
           Earnings (loss) per share were based on the weighted average number of shares and equivalent shares outstanding. Shares used in the calculations were 25.7 and 24.3 million shares for the three and nine months ended March 31, 1994 and 22.1 million shares for the three and nine months ended March 31, 1993.

       7. Extraordinary Loss-Debt Retirement
          ----------------------------------
          In October 1993, the Company completed its purchase of $220 million principal amount of its 11 1/4 percent Notes from The Prudential Insurance Company of America for $248.1 million. The Notes originally were scheduled to be due in annual installments from 1995 to 2004. In connection with this purchase, the Company recorded an extraordinary loss on September 30, 1993 for the redemption premium incurred on the Company's 11 1/4 percent Notes and the write-off of previously deferred finance charges associated with such Notes, net of income taxes.

       8. Accounting for Postretirement Benefits
          --------------------------------------
          In fiscal 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." As a result, results for the nine months ended March 31, 1993 reflected a charge, net of taxes, for the cumulative effect of the adoption of SFAS No. 106 as of July 1, 1992.

       9.  Dividend Payable to Mallinckrodt
           --------------------------------
           In May 1993, the Company reached a settlement with its insurance carriers in connection with a claim filed resulting from an inflow of water into one of the Company's two inter-connected potash mines in Saskatchewan, Canada. From the settlement proceeds, all of which were received by late July 1993, the Company reimbursed Potash Corporation of Saskatchewan Inc. (PCS) $23 million (Canadian) for amounts that PCS had previously contributed under an agreement with the Company and also paid a previously declared dividend to Mallinckrodt Group Inc., formerly IMCERA Group Inc., of $51.9 million relating to amounts Mallinckrodt Group Inc. paid for water inflow control prior to its disposition of the Company.

       10. Public Offering of Common Stock
          -------------------------------
          On May 5, 1994, the Company completed a public offering of 4,000,000 shares of common stock at $37.00 per share (the Offering). Net proceeds of the Offering, after deducting applicable issuance costs and expenses, totaled approximately $141.9 million, and are being used to reduce long-term indebtedness of the Company. Through May 13, 1994, the Company has utilized $61.9 million of the proceeds to retire portions of its 9 1/4 percent Senior Notes due 2000, 10 1/8 percent Senior Notes due 2001, and 10 3/4 percent Senior Notes due 2003. As a result of the reduction of long-term indebtedness noted above and the reduction of approximately $3.5 million of additional long-term indebtedness on April 1, 1994, the Company would record in its fourth quarter financial statements an after-tax extraordinary charge of $1.2 million for premiums paid and the write-off of deferred financing charges incurred in connection with the issuance of the retired debt. There could be additional extraordinary charges in the fourth quarter depending on the specific debt retired with the remaining proceeds.

          Assuming the Offering was completed on January 1, 1994 and the entire amount of the proceeds was used to reduce long-term indebtedness on the same basis as the $61.9 million of notes already retired, pro forma net earnings for the three months ended March 31, 1994 would have been $5.1 million, or $.17 per share, reflecting the increased number of shares outstanding, interest savings on lower debt balances, and the extraordinary charge. For the nine months ended March 31, 1994, assuming the Offering and use of such proceeds, and the purchase of the 11 1/4 percent Notes from Prudential and the sale of the related common stock and Senior Notes that occurred in October 1993 had all occurred on July 1, 1993, the Company would have incurred a pro forma net loss of $29.3 million, or $1.04 per share.

       Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Results of Operations
       ---------------------

       Three months ended March 31, 1994 vs. three months ended March 31, 1993
       -----------------------------------------------------------------------
           Net earnings for the three months amounted to $5.4 million, or $.21 per share, compared to a net loss of $114.8 million, or $5.20 per share, a year ago. The net loss for 1993 included a charge of $109.1 million, or $4.94 per share, attributable to the settlement of litigation resulting from the May 1991 explosion at a nitroparaffins plant managed by a subsidiary of the Company in Sterlington, Louisiana. See Note 1 of Notes to Condensed Consolidated Financial Statements for further discussion of this matter.

           IMC-Agrico, a joint venture partnership between the Company and Freeport-McMoRan Resource Partners, Limited Partnership, began operations July 1, 1993 and is consolidated for financial reporting purposes. Comparisons between the three months ended March 31, 1994 and March 31, 1993 have been made, where applicable, on a pro forma basis assuming the Partnership had begun operations on July 1, 1992.

           Sales for the three months ended March 31, 1994 were $410.5 million, compared to $222.8 million last year. On a pro forma basis, sales for the three-month period a year ago would have been $348 million. Sales in 1994, as compared to 1993 on a pro forma basis, increased 18 percent primarily due to higher phosphate chemical market prices.

           Gross margins increased $58 million from the same period a year ago. On a pro forma basis, gross margins would have increased $61.8 million, primarily due to higher margins for phosphate fertilizers, a $57 million increase on a pro forma basis, and potash, a $4 million increase.

           The improved third quarter financial performance reflected increased demand for the Company's phosphate fertilizer products along with a corresponding increase in market prices. Sales realizations for diammonium phosphate (DAP), a major phosphate fertilizer product, have risen steadily since the spring of 1993. For the quarter, average DAP prices were 24 percent higher versus the same period a year ago. Unit production costs were lower when compared to last year, in spite of sharply higher ammonia prices, primarily due to lower raw material costs for sulphur. Potash margins increased primarily due to increased domestic demand ($4 million) and a 1 percent decrease in production costs ($4 million), partially offset by a 13 percent decrease in average sales realizations ($4 million). Sulphur production at Main Pass exceeded design capacity (5,500 tons per day) as production averaged 5,600 tons per day during the quarter. It is expected that production can be sustained at or near 6,000 tons per day in the near future.

           In March 1994, the Company announced that it planned to resume operations at its Nichols, Florida, DAP facility in May 1994. The facility had been idled since May 1993. The start-up was in response to a near-term outlook of continued strong international demand for phosphate fertilizers, the market the Nichols facility primarily serves. However, on May 9, 1994 the Company shut down its Taft, Louisiana, facility. This action was taken in response to an earlier-than-normal seasonal decline in demand for phosphate fertilizers after a period of strong domestic demand throughout the spring planting season.

           The following table summarizes the Company's sales of fertilizer products and average selling prices for the three months ended March 31, 1994 and 1993. Where applicable, sales tons and prices for 1993 have been reported on a pro forma basis assuming the joint venture partnership began operations on July 1, 1992.
                                        (Tons in millions of short tons)
                                              1994               1993
                                            --------           --------
           Phosphate fertilizers
             Diammonium phosphate
             --------------------
              Sales tons:
                Florida                         .468
                Louisiana                       .584
                Warehouse                       .076
                                            --------        --------

                  Total sales tons             1.128             .992

              Average price per ton:
                Florida                     $134.49
                Louisiana                   $143.85
                Warehouse                   $146.57
                                            --------        --------
                  Average price per ton     $140.16          $112.72

             Monoammonium phosphate
             ----------------------
              Sales tons:
                Granular                        .186             .208
                Powdered                        .080             .093
                                            --------        --------
                  Total sales tons              .266             .301

              Average price per ton:
                Granular                    $152.50          $117.87
                Powdered                    $122.40         $  92.64

             Granular triple superphosphate
             ------------------------------
              Sales tons                        .271             .250
              Average price per ton         $107.38         $  91.32

           Phosphate rock
             Sales tons                        2.246            1.945
             Average price per ton         $  20.67         $  22.05

           Potash
             Sales tons                        1.009             .798
             Average price per ton         $  57.93         $  66.48

           Mixed fertilizers
             Sales tons                         .254             .224
             Average price per ton          $134.96          $132.90

           Other operating income and expense increased primarily due to a gain of $3.7 million from the amortization of a deferred gain resulting from the exchange of the Company's phosphate business for a 56.5 percent interest in IMC-Agrico.

           Interest costs were $9.6 million higher than last year primarily as a result of costs incurred on increased debt levels and the discontinuation of capitalization of interest on the Main Pass sulphur project.

           As a result of an improved earnings outlook, the Company revised its expected annual effective tax rate in the third quarter of fiscal 1994. The revised effective tax rate resulted in a $5 million charge, or $.20 per share, to reflect a reduction of the tax benefit recorded for the six months ended December 31, 1993.

       Nine months ended March 31, 1994 vs. nine months ended March 31, 1993
       ---------------------------------------------------------------------
           The Company incurred a net loss of $44.5 million, or $1.83 per share, for the nine months ended March 31, 1994 compared to a net loss of $140.4 million, or $6.36 per share, a year ago. In 1994, the loss included an after-tax charge of $12.4 million, or $.51 per share, for an oil and gas investment write-down and an extraordinary charge of $23.8 million, or $.98 per share, related to the early extinguishment of $220 million of debt held by The Prudential Insurance Company of America. In 1993, the loss included an after-tax charge of $109.1 million, or $4.94 per share, related to the Sterlington litigation settlement and a one-time charge of $47.1 million, or $2.13 per share, related to the Company's adoption of SFAS No. 106 as of July 1, 1992 to reflect a change in accounting for postretirement benefits other than pensions. See Notes 1, 3, 7 and 8 of Notes to Condensed Consolidated Financial Statements for more information regarding these non-recurring items.

           IMC-Agrico, a joint venture partnership between the Company and Freeport-McMoRan Resource Partners, Limited Partnership, began operations July 1,1993 and is consolidated for financial reporting purposes. Comparisons between the nine months ended March 31, 1994 and

       March 31, 1993 have been made, where applicable, on a pro forma basis assuming the Partnership had begun operations on July 1, 1992.

           Sales for the nine months ended March 31, 1994 were $1,005.9 million, compared to $641.2 million last year. On a pro forma basis, sales for the nine-month period a year ago would have been $1,058.5 million. The sales decline in 1994 as compared to 1993 on a pro forma basis reflected the Company's decision to reduce production at its phosphate chemical facilities earlier in the year.

           Gross margins increased $17.6 million from the same period a year ago. On a pro forma basis, gross margins would have increased $23.1 million, primarily due to higher margins for phosphate fertilizers, a $33 million increase on a pro forma basis, partially offset by lower potash margins of $7 million and higher distribution costs of $3 million.

           The weakness in the phosphate fertilizer market combined with high inventories in July 1993 prompted the Company to idle its Taft, Louisiana, production facility and reduce production at other of its phosphate production facilities. By the end of March 1994, spot prices for DAP had increased approximately 45 percent from a low of approximately $100 per short ton (f.o.b. central Florida) during the spring of 1993. In order to meet increased demand, the Company has steadily increased production at its operating plants and, in anticipation of stronger demand, in mid-December the Company reopened the Taft facility. In March 1994, the Company announced that it planned to resume operations at the Nichols plant in May 1994 due to lower finished goods inventories and in order to meet anticipated international demand. However, on May 9, 1994 the Company shut down the Taft facility. This action was taken in response to an earlier-than-normal seasonal decline in demand for phosphate fertilizers after a period of strong domestic demand throughout the spring planting season. As a result of this shutdown, it is anticipated that phosphate fertilizer inventories, at the adjusted production level, will be appropriate for meeting customers' near-term needs.

           Potash margins decreased primarily due to lower domestic and export demand ($4 million) and a 9 percent decrease in market prices ($10 million), partially offset by a 1 percent decrease in production costs ($7 million). However, potash demand should return to more normal levels in the near term as China placed one of its largest potash orders ever with Canpotex, the Company's potash export and marketing arm. The supply contract, for 700,000 metric tons of muriate of potash, will be filled by Canpotex member companies of which the Company's Canadian operations will supply approximately 17 percent. With large international demand, production levels should remain high, particularly since domestic potash demand during the spring season has met or exceeded expectations. This should translate into relatively low inventory levels through June 1994.

           The following table summarizes the Company's sales of fertilizer products and average selling prices for the nine months ended March 31, 1994 and 1993. Where applicable, sales tons and prices for 1993 have been reported on a pro forma basis assuming the joint venture partnership began operations on July 1, 1992.

                                          (Tons in millions of short tons)
                                              1994               1993

                                            --------           --------
           Phosphate fertilizers
            Diammonium phosphate
            --------------------
              Sales tons:
                Florida                        1.496
                Louisiana                      1.437
                Warehouse                       .268
                                            --------        --------
                  Total sales tons             3.201            3.386

              Average price per ton:
                Florida                     $116.50
                Louisiana                   $129.45
                Warehouse                   $128.87
                                            --------        --------
                  Average price per ton     $123.35          $118.66

            Monoammonium phosphate
            ----------------------
              Sales tons:
                Granular                        .432             .446
                Powdered                        .188             .170
                                            --------        --------
                  Total sales tons              .620             .616

              Average price per ton:
                Granular                    $137.03          $124.28
                Powdered                    $110.42          $ 98.47

            Granular triple superphosphate
             ------------------------------
              Sales tons                        .755             .773
              Average price per ton         $ 96.74          $ 95.10

           Phosphate rock
            Sales tons                         6.915            6.185
            Average price per ton           $ 20.03          $ 23.07

           Potash
            Sales tons                         2.209            2.299
            Average price per ton           $ 63.36          $ 69.88

           Mixed fertilizers
            Sales tons                          .407             .384
            Average price per ton           $132.21          $133.15

           Other operating income and expense increased $2.5 million primarily due to a gain in 1994 of $11.4 million from the amortization of a deferred gain resulting from the exchange of the Company's phosphate business for a 56.5 percent interest in IMC-Agrico, offset by a gain of $8.1 million in 1993 from the resolution of a contract dispute.

           The Company's share of operating results from its interest in an oil and gas joint venture decreased primarily due to a write-down to market of the Company's investment resulting from a decline in oil prices discussed in Note 3 of Notes to Condensed Consolidated Financial Statements.

           Interest earned and other non-operating income and expense decreased $2.5 million primarily due to higher interest income and favorable foreign currency conversion rates, partially offset by increased debt amortization fees.

           Interest costs were $31.7 million higher than last year primarily as a result of costs incurred on increased debt levels and the discontinuation of capitalization of interest on the Main Pass sulphur project.


       Financial Condition
       -------------------


           In October 1993, in order to reduce its debt service obligations and strengthen its balance sheet, the Company completed its purchase of $220 million principal amount of its 11 1/4 percent Notes from The Prudential Insurance Company of America for $248.1 million. The Notes were originally scheduled to be due in annual installments from 1995 to 2004. However, the Notes were redeemed with the proceeds from the sale, on the same date, of $160 million of 9 1/4 percent Senior Notes due 2000 and 3,450,000 shares of common stock, thereby reducing annual interest costs by approximately $7 million in 1994 and by approximately $10 million thereafter.

           Since June 30, 1993, cash and cash equivalents have increased $11.6 million. Primary sources of cash included $43.8 million which remained after the Company completed its financing activities and $31.0 million which was provided by operating activities. Partially offsetting these cash inflows was a cash sharing distribution of $30.9 million and a joint venture settlement totaling $17.2 million, both of which were paid to FRP, and capital expenditures which totaled $19.7 million.

           Working capital at March 31, 1994 was $321.3 million compared with $195.1 million at June 30, 1993. The increase was due primarily to working capital contributions by FRP to the joint venture partnership partially offset by reimbursements of insurance proceeds related to the May 1993 settlement of an insurance claim discussed in Note 9 of Notes to Condensed Consolidated Financial Statements. The working capital ratio at March 31, 1994 was 2.2 to 1 compared to 1.8 to 1 at June 30, 1993.

           Although the Company is still highly leveraged, consolidated indebtedness decreased to $873.1 million at March 31, 1994 from $926.7 million at June 30, 1993, due primarily to the Company's debt restructuring discussed above and the early redemption on March 31, 1994 of three promissory notes held by Brewster Phosphates. The ratio of indebtedness to total capitalization correspondingly decreased to
       63.5 percent at March 31, 1994 from 68.3 percent at June 30, 1993.

           In June 1993, the Company entered into an agreement with a group of banks to provide the Company with an unsecured revolving credit facility (IMC Working Capital Facility) under which the Company may borrow up to $100 million for general corporate purposes, including
       financing of seasonal working capital needs.   The IMC Working Capital
       Facility includes a $38 million subfacility for standby letters of credit. As of March 31, 1994, $32 million was drawn down in the form of standby letters of credit, principally to support tax free revenue bonds and pollution control bonds, leaving available borrowings for working capital purposes of $68 million. Borrowings under the IMC Working Capital Facility are limited to $25 million during a specified period in any year, which provision has been satisfied for 1994. There were no other borrowings outstanding under the IMC Working Capital Facility at March 31, 1994.

           Certain debt agreements contain provisions which restrict the Company's ability to make capital expenditures, dispose of assets, limit the payment of dividends or other distributions to shareholders, and prohibit the incurrence of additional indebtedness except under certain conditions. The IMC Working Capital Facility also contains ratios and other tests which must be met in accordance with the agreement. The Company is currently in compliance with all of the covenants in the indentures and other agreements governing its indebtedness.

           In February 1994, IMC-Agrico entered into the $75 million Partnership Working Capital Facility with a group of banks. The Partnership Working Capital Facility, which has a letter of credit subfacility for up to $25 million, provides for a three year maturity. Borrowings under the Partnership Working Capital Facility are unsecured, with a negative pledge on substantially all of IMC-Agrico's assets. The Partnership Working Capital Facility has minimum net Partners' capital, fixed charge and current ratio requirements, and places limitations on indebtedness of the Partnership and restricts the ability of the Partnership to make cash distributions in excess of Distributable Cash (as defined). At March 31, 1994, IMC-Agrico had drawn down $2.8 million under the letter of credit subfacility and had no borrowings under the remainder of the Partnership Working Capital Facility. Available borrowings under the Partnership Working Capital Facility at March 31, 1994 were $72.2 million.

           The Partnership makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership Agreement. For the three months ended March 31, 1994, the total amount of Distributable Cash (as defined) generated by the Partnership was $93 million, of which $54.5 million was distributed to FRP in May 1994.

           Capital expenditures for the fiscal year ending June 30, 1994 are estimated to total $41 million (including $31 million by the Partnership). The Company expects to finance these expenditures (including its portion of the Partnership's capital expenditures) from operations.

           On May 5, 1994, the Company completed a public offering of 4,000,000 shares of common stock at $37.00 per share (the Offering). Net proceeds of the Offering, after deducting applicable issuance costs and expenses, totaled approximately $141.9 million, and are being used to reduce long-term indebtedness of the Company. Through May 13, 1994, the Company has utilized $61.9 million of the proceeds to retire portions of its 9 1/4 percent Senior Notes due 2000, 10 1/8 percent Senior Notes due 2001, and 10 3/4 percent Senior Notes due 2003. As a result of the reduction of long-term indebtedness noted above and the reduction of approximately $3.5 million of additional long-term indebtedness on April 1, 1994, the Company would record in its fourth quarter financial statements an after-tax extraordinary charge of $1.2 million for premiums paid and the write-off of deferred financing charges incurred in connection with the issuance of the retired debt. There could be additional extraordinary charges in the fourth quarter depending on the specific debt retired with the remaining proceeds.

           Assuming the Offering was completed on January 1, 1994 and the entire amount of the proceeds was used to reduce long-term indebtedness on the same basis as the $61.9 million of notes already retired, pro forma net earnings for the three months ended March 31, 1994 would have been $5.1 million, or $.17 per share, reflecting the increased number of shares outstanding, interest savings on lower debt balances, and the extraordinary charge. For the nine months ended March 31, 1994, assuming the Offering and use of such proceeds, and the purchase of the 11 1/4 percent Notes from Prudential and the sale of the related common stock and Senior Notes that occurred in October 1993 had all occurred on July 1, 1993, the Company would have incurred a pro forma net loss of $29.3 million, or $1.04 per share.

           There were no other material changes in the Company's financial condition, capital resources, or liquidity from that described in the Company's Annual Report on Form 10-K for the year ended June 30, 1993.


       Part II.OTHER INFORMATION

       Item 1. Legal Proceedings.


           Pursuant to certain agreements between the Company and Mallinckrodt, the Company has agreed to indemnify Mallinckrodt against any liability or costs attributable to, among other things, litigation involving the fertilizer business, whether or not the events which give rise to the litigation predated July 1, 1987.

           In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation. Except for the matters discussed below, which matters (other than the "Recent Environmental Matter" and the "Mining Setback Restriction Matter" described below) were previously discussed in the Company's 1993 Annual Report on Form 10-K and Quarterly Reports on Form 10-Q for the quarters ended September 30, 1993 and December 31, 1993, none of the litigation pending or known to be threatened at this time is regarded by the Company as potentially material.

       Sterlington Litigation

           On April 22, 1993, Angus Chemical Company filed a lawsuit in Louisiana relating to an explosion at a nitroparaffins plant in Sterlington, Louisiana, owned by Angus but operated by the Company pursuant to a management agreement, naming the Company and certain of its insurers as defendants and seeking damages allegedly in addition to those settled on April 1, 1993, in Texas litigation between the parties relating to this matter. The Company has been informed by counsel to Angus that the alleged damages relate to (i) direct action claims against two of the Company's insurers, with one of which the Company has agreed to an indemnity provision which such insurer might assert requires the Company to indemnify such insurer, (ii) third-party claims against Angus and (iii) sums already paid by Angus to third parties, which sums Angus had indicated approximate $10 million to $12 million. With respect to the potential impact on the Company of the direct action claims against its insurers and the claims for sums already paid by Angus to third parties, the Company believes that there are substantial defenses and the Company believes that, in any event, the Company's exposure, if any, for such direct action claims is approximately $30 million. This amount represents the difference between the policy limits of one of the Company's excess liability policies and the amount paid to the Company by the insurer under such policy. In connection with settling the Company's insurance coverage dispute with such insurer, the Company agreed to an indemnity provision which such insurer might assert requires the Company to indemnify such insurer for any amounts in excess of the settlement amount. The Company has not had the opportunity to analyze fully any specific damage claims which might be made by Angus in such new lawsuit, or to make a definitive judgment as to potential liability exposure, if any. However, on August 26, 1993 the Company filed in Texas a lawsuit seeking a declaration that the direct action claims against the Company's insurers and the claims for sums already paid by Angus to third parties (items (i) and (iii) respectively above) were disposed of in the settlement of the previous Texas litigation. The trial judge has ruled that, on the basis of the existing terms of the settlement agreement with Angus and the related April 1993 final judgment, Angus is not barred from bringing direct action claims in Louisiana against the Company's insurers, but did not rule as to whether such claims have any merit under Louisiana law. Unless the judge reverses herself on motion for reconsideration, the Company will likely appeal this ruling. The judge also ruled that, under the same settlement agreement and related final judgment, Angus did not release the Company from claims for sums already paid by Angus to third parties. Remaining unresolved are the Company's claims that the terms of these documents relating to the claims for sums already paid by Angus to third parties were improperly procured by Angus. Also unresolved is Angus' counterclaim relating to third party claims against Angus. Trial of the latter two matters is now set for October of 1994 and February of 1995, respectively.

           As previously reported, the Company, in connection with the Sterlington explosion, has received $85.7 million from three excess insurers and, under the terms of a partial settlement with one of them, is pursuing additional amounts in arbitration with that insurer. In that arbitration, the insurer has filed a counterclaim which seeks the return of the $15 million paid to the Company by that insurer.

       Potash Antitrust Litigation

           The Company was named as a defendant, along with other Canadian and U.S. potash producers, in a number of class action antitrust lawsuits filed in 1993 in courts in several states. These lawsuits were consolidated in federal court in Minnesota. The plaintiffs are purchasers of potash who allege a price fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaints. Upon motion of the defendants, the court has disqualified many of the plaintiff law firms on the grounds that they received information used in the litigation from the former general counsel of one of the defendants, in violation of the general counsel's obligation to his client. Following this ruling, some of the plaintiffs retained new counsel and filed new complaints alleging many of the same facts. The court has now chosen January 1996 as the target date for trial of these cases. Discovery is expected to continue into at least the middle of calendar 1995. In March 1994, a class action lawsuit with similar allegations was filed in state court in California. While the Company believes that the allegations in the complaints are without merit, until discovery is completed, the Company is unable to make a reliable determination as to any potential liability exposure.

           The Company has also received a subpoena issued by a federal grand jury sitting in Cleveland, Ohio, seeking various documents relating to the sale of potash in the United States from 1986 to the present. The Company is cooperating with the government in this investigation and is assembling the documents to be produced. As in the civil matter described above, while the Company does not believe that violations of the antitrust laws have occurred, the Company is unable to predict the outcome of this investigation or to make a reliable determination as to any potential exposure.

       Recently Dismissed Purported Louisiana Class Action

           The plaintiff in this lawsuit, which alleges that IMC Fertilizer, Inc. and FRP affiliates discharged contaminants into the Mississippi River which made their way into the New Orleans water supply and thereby injured New Orleans residents, has voluntarily dismissed this litigation without payment by the defendants.

       Environmental Investigation

           The U.S. Environmental Protection Agency (EPA) has been investigating the Company's operations in Florida concerning possible exceedences of waste water discharge levels under applicable permits. On November 4, 1993, Company representatives were informed by EPA representatives that approval had been issued for the filing of a civil action against the Company in federal district court seeking civil penalties and other relief. The EPA representatives have stated a willingness to settle the case by the entry of a consent decree calling for the payment of $3 million in some combination of penalty payment and implementation of supplemental environmental projects.

           The Company has taken action to bring itself into compliance with the federal waste water discharge permits and has responded to the EPA allegations and made a counterproposal to the EPA. There can be no assurance that this matter will be disposed of by settlement, for $3 million or otherwise.

       Recent Environmental Matter

           The Company was recently notified by the U.S. EPA that it is alleged to be a ``
                        potentially responsible party'' for pollution of a site in Woodstock, Illinois, designated to be on the U.S. Superfund list. The Company has not had the opportunity to investigate the basis, if any, for this allegation.

       Mining Setback Restriction Matter

           IMC-Agrico Company has filed two petitions against the Board of Commissioners of Hillsborough County, Florida (the Board) in the Civil Division of the Circuit Court in Hillsborough County, Florida, challenging mining setback restrictions imposed by the Board that impair IMC-Agrico's ability to fully mine its Mining Unit No. 7 of the IMC-Agrico Four Corners Mine. IMC-Agrico estimates that 13 million tons of phosphate rock reserves in Mining Unit No. 7 are affected by the setback requirements. This litigation raises administrative and constitutional challenges to the Board's decisions to apply the setback restrictions to Mining Unit No. 7 and also challenges the constitutionality of the ordinances that establish the restrictions. The Company is unable to predict the outcome of this litigation.

       Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                Exhibit
                  No.   Description
                --------------------------------------------------------

                11.3 Fully diluted earnings per share computation for the nine months ended March 31, 1994

           (b)  Reports on Form 8-K.

                Up to the date of this report, the following reports on Form 8-K were filed:

                A report under Item 5 dated March 29, 1994






                           * * * * * * * * * * * * * * * *

                                     SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IMC FERTILIZER GROUP, INC.

                                          Robert C. Brauneker
                                  -------------------------------------------
                                          Robert C. Brauneker
                                          Executive Vice President
                                          and Chief Financial Officer

       Date:  May 13, 1994