Form 10-K
period 1994-06-30
IMC FERTILIZER GROUP INC
filed 1994-09-26
CIK 820626

       -----------------------------------------------------------------------
         -------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                               -----------------------

                                      FORM 10-K
                 (Mark One)
                  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 ---
                    THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                       For the fiscal year ended June 30, 1994
                                         OR
                 ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
               For the transition period from ---------- to ----------
                            Commission file number 1-9759
                             IMC FERTILIZER GROUP, INC.
               (Exact name of registrant as specified in its charter)
                            Delaware                         36-3492467
               (State or other jurisdiction of           (I.R.S. Employer
                incorporation or organization)          Identification No.)

                            2100 Sanders Road
                          Northbrook, Illinois                     60062
                (Address of principal executive offices)         (Zip Code)

         Registrant's telephone number, including area code:  (708)-272-9200

             Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                     Title of each class                on which registered
                     -------------------               ---------------------
           Common Stock, par value $1 per share        New York Stock Exchange
                                                       Midwest Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:  NONE

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
                               Yes   X   .  No       .
                                   ------     ------


       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

       State the aggregate market value of the voting stock held by non-affiliates of the registrant: $1,171,478,345 as of August 31, 1994. Market value is based on the August 31, 1994, closing price of Registrant's Common Stock.

       APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by

       Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by
       a court.                Yes-------.  No-------.

       APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the registrant's classes of common stock:
       29,471,036 shares, excluding 2,770,259 treasury shares as of August 31, 1994.

       DOCUMENTS INCORPORATED BY REFERENCE: Information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from pages 1 through 4, pages 7 through 14, pages 5 and 6 and page 6, respectively, of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 20, 1994.

         -------------------------------------------------------------------
       -----------------------------------------------------------------------

       1994 FORM 10-K CONTENTS





       Item                                                        Page

       -----------------------------------------------------------------

       Part I:

        1.  Business                                                 1
            Introduction                                             1
            Product line information                                 2
            International operations                                15
            Working capital                                         16
            Relationship between the Company and Mallinckrodt
             Group Inc.                                             16
            Other activities                                        17
        2.  Properties                                              20
        3.  Legal Proceedings                                       20
        4.  Submission of Matters to a Vote of Security Holders     22
            Executive Officers of the Registrant                    22

       Part II:

        5.  Market for the Registrant's Common Stock and Related
              Stockholder Matters                                   23
        6.  Selected Financial Data                                 25
        7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                   26
        8.  Financial Statements and Supplementary Data             33
        9.  Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure                57

       Part III:

       10.  Directors and Executive Officers of the Registrant      57
       11.  Executive Compensation                                  57
       12.  Security Ownership of Certain Beneficial Owners
             and Management                                         57
       13.  Certain Relationships and Related Transactions          57

       Part IV:

       14.  Exhibits, Financial Statement Schedules, and Reports
              on Form 8-K                                           58

       Signatures                                                   68

       -----------------------------------------------------------------

       PART I.



       Item 1.  Business.

       INTRODUCTION
       ------------


       Company Profile
       ---------------

           IMC Fertilizer Group, Inc. is the parent corporation of several subsidiaries and joint venture operations which together comprise one of the world's leading producers of crop nutrients for the international community. The Company mines and processes potash in the United States and Canada, and is a joint venture partner in IMC-Agrico Company, the nation's largest producer, marketer and distributor of phosphate crop nutrients. The Company believes that it is one of the lower cost North American producers of phosphate rock, potash and concentrated phosphates. The Company also manufactures high-value crop nutrients which are marketed principally in the southeastern United States under the Rainbow (Registered Trademark) brand name. In addition, it produces sulphur and oil at other joint venture businesses and operates a railcar repair facility in Georgia.

           On July 1, 1993, IMC Fertilizer, Inc. (IMCF), a wholly-owned subsidiary of the Company, entered into a joint venture partnership with Freeport-McMoRan Resource Partners, Limited Partnership (FRP) pursuant to which IMCF and FRP contributed their respective phosphate businesses to create IMC-Agrico Company (IMC-Agrico or the Partnership). The activities of IMC-Agrico, which is operated by IMCF, include the mining and sale of phosphate rock and the production, distribution and sale of concentrated phosphates, uranium oxide and related products.

           The Company's business strategy focuses on maintaining its worldwide position as a leading crop nutrient producer and supplier through extensive customer service, efficient distribution and transportation, and to supply crop nutrient products worldwide at competitive prices by taking advantage of economies of scale and state-of-the-art technology to reduce costs.

           The corporate headquarters of the Company is located at 2100 Sanders Road, Northbrook, Illinois 60062-6198, and the telephone number is (708) 272-9200.

           Unless the context indicates otherwise, the term the "Company" or "IMC" includes IMC Fertilizer Group, Inc. and its consolidated subsidiaries, including, subsequent to June 30, 1993, IMC-Agrico. Unless otherwise specified, references herein to years are fiscal years ended June 30.


       Seasonal and Other Factors Affecting the Company's Business
       -----------------------------------------------------------

           In general, the Company's product lines are not materially affected by seasonal factors except in the case of its high-value crop nutrients product line.

           The Company's revenues are highly dependent upon conditions in the domestic agriculture industry, and can be affected by crop failure, changes in agricultural productivity and agricultural policies, and weather, all of which are beyond the Company's control.

           In addition, the Company's results of operations can also be affected by other factors beyond its control such as the relative value of the U.S. dollar and its impact upon costs to the importers of crop nutrients; the status of domestic and foreign political subsidies of agriculture, and other factors.


       Methods of Competition
       ----------------------

           The Company's products are commodities that are available from other sources, and the marketplaces in which these products are sold, both domestic and foreign, are highly competitive. Apart from competitive pricing, the Company's principal method of competition is in service to customers. Such service includes the maintenance of an extensive North American transportation system made up of approximately 2,500 railroad cars, both leased and owned, the maintenance of in-market warehouse networks to meet changing needs within the domestic marketplace, and the operation of ocean terminals for the storage and shipment of product to international markets.



       PRODUCT LINE INFORMATION
       ------------------------

           The Company's most significant investments in plants and properties in the United States are in its phosphate operations in Florida and Louisiana and its potash operations in New Mexico. The Company also has 25 percent participation interests in joint ventures to mine sulphur and oil & natural gas deposits offshore Louisiana. The most significant investment outside the United States is in its potash operations in the province of Saskatchewan, Canada. In February 1992, the Company sold its two anhydrous ammonia plants located in Sterlington, Louisiana.

           The amounts and relative proportion of net sales and operating earnings contributed by various product lines of the Company have varied from year to year and may continue to do so in the future as a result of changing business, economic and competitive conditions, and technical developments.

           The table below shows the Company's sales by product line in millions of dollars for each of the past five years:

                            1994      1993      1992      1991      1990
       --------------------------------------------------------------------
       Phosphate rock     $  188.1  $  167.0  $  202.0  $  224.2  $  245.7
       Concentrated          876.5     387.1     423.1     447.8     401.3
       phosphates
       Potash                210.5     221.8     224.1     231.3     219.1
       High-value crop        98.4               103.3
                                        97.9                96.6     100.9
        nutrients
       Uranium                 9.2       6.7      63.9      70.9      85.7
       Ammonia                                    34.3      52.1      40.8

       Other                  58.8      16.6       7.8       8.3      12.2
       --------------------------------------------------------------------
        Total net sales  $1,441.5   $  897.1  $1,058.5 $1,131.2  $1,105.7
       --------------------------------------------------------------------

           The Company is not dependent upon any single customer or group of related or affiliated customers whose loss would have a material effect on its sales or operating results.

       IMC-Agrico Company
       -------------------

           On July 1, 1993, IMCF and FRP entered into a joint venture partnership pursuant to which IMCF and FRP contributed their respective phosphate businesses, including the mining and sale of phosphate rock and the production, distribution and sale of concentrated phosphates, uranium oxide and related products (the Business) to IMC-Agrico, a Delaware general partnership. IMCF has a 56.5 percent interest in the Partnership over the term of the Partnership. The Partnership is governed by a Policy Committee which has equal representation from each company and is being operated by IMCF. The Partnership Agreement governing the Partnership contains a cash sharing arrangement under which distributable cash (as defined in the Partnership Agreement) was shared in 1994 at a ratio of 41.4 percent and 58.6 percent to IMCF and FRP, respectively, and will be adjusted thereafter until 1998 when the sharing ratio will be fixed at 59.4 percent and 40.6 percent to IMCF and FRP, respectively. For the fiscal year ended June 30, 1993, the assets contributed to the Partnership by IMCF and FRP accounted for sales of approximately $1.2 billion and at June 30, 1993, such assets had an aggregate net book value of approximately $1.6 billion.

           The formation of the Partnership continues the Company's strategy of pursuing competitive cost positions in its markets. As a result of this transaction, IMC-Agrico has realized transportation and distribution cost savings by reducing unit costs to transport product between various IMC-Agrico locations, by taking advantage of multiple shipping locations to reduce the cost to transport product to customers, and by reducing per unit warehousing costs through opportunities created by the size of the Partnership as compared to the two partners. IMC-Agrico has reduced production costs by eliminating duplicative plant administrative functions, by applying operational technologies that have proven successful at each of the Partner's respective plant locations to the other Partner's contributed plants and by more efficiently utilizing in-process product at plants that have previously had underutilized upgrading capacity. IMC's and FRP's selling, general and administrative expenses have been reduced through reduced headcount which was achieved by eliminating duplicative headquarters functions and consolidating the Partners' sales forces.

           The following discussion describes the Company's operations, including those of IMC-Agrico. Subsequent to June 30, 1993, all of IMC's phosphate rock and concentrated phosphate operations are conducted through IMC-Agrico.


       Phosphate Rock
       --------------

           IMC-Agrico's phosphate mining operations and production plants, located in Polk, Hillsborough, Hardee and Manatee counties in central Florida, produce phosphate rock, with production principally going into the manufacture of concentrated phosphates. The Partnership sells phosphate rock to crop nutrient manufacturers in the United States, to foreign distributors and manufacturers, to animal feed manufacturers for the production of feed phosphates, and uses it internally in the production of concentrated phosphates at its New Wales, Nichols and South Pierce production facilities located in central Florida and its Faustina and Uncle Sam production facilities located in Louisiana. Phosphate rock is generally mixed with sulfuric acid to produce phosphoric acid from which various concentrated phosphates can be produced. About 83 percent of U.S. phosphate rock is produced in Florida and North Carolina. The Florida/North Carolina production rate was at 64 percent of capacity for 1994, including idle and unused facilities.


       Production and Reserves

           Phosphate deposits were formed 15 million years ago by mineral precipitation from seawater. Varying in thickness from five to 25 feet, these deposits are covered by a 10 to 50 foot layer of sandy overburden. The ore is extracted through surface mining after removal of the overburden and is then processed at one of IMC-Agrico's 10 plants (three of which were temporary idled at June 30, 1994) where it goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials.

           IMC-Agrico's production capacity is approximately 31.5 million tons of product per year. However, production has been at less than capacity because of reduced demand and actions to control inventory.

           IMC-Agrico's Kingsford mine, which was idled beginning May 1, 1993 due to weak market conditions, was reopened March 1, 1994. On October 1, 1993, IMC-Agrico resumed operations at its Clear Springs mine which had been closed since September 1, 1991. On August 1, 1994, IMC-Agrico resumed operations at its Payne Creek mine, idled since October 1, 1993.

           The following table compares the Company's production in millions of tons with total U.S. production, as reported by the U.S. Department of the Interior:

                                  1994    1993   1992   1991    1990
       ---------------------------------------------------------------
       IMC-Agrico                 18.1    13.5    15.5   16.6    16.7
       Total United States        41.3    44.8    53.7   51.5    50.9
       Percent                     44%     30%    29%     32%    33%
       ---------------------------------------------------------------
           The phosphate rock mines contributed by FRP to the Partnership produced 8.8 million tons of phosphate rock in 1993.

           IMC-Agrico has estimated reserves of 358 million tons of phosphate rock in central Florida as of June 30, 1994 that are mineable from existing operations. Certain mining setback restrictions imposed by Hillsborough County, Florida authorities have impaired IMC-Agrico's ability to mine approximately 13 million tons of phosphate rock reserves at IMC-Agrico's Four Corners mine, which restrictions are being challenged by IMC-Agrico. Central Florida reserves are contained in 44,764 mineable acres owned by IMC-Agrico or controlled by it through long-term lease or royalty agreements. Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL), with an average grade of 68 percent BPL. (Bone phosphate of lime is the standard industry term used to grade phosphate rock.) The phosphate rock mined by the Company in the last three years averaged 69 percent BPL, which is typical for phosphate rock mined in Florida during this period.

          In March 1994, IMC-Agrico and U.S. Agri-Chemicals (USAC) entered into an agreement in which IMC-Agrico agreed to mine certain phosphate rock reserves owned by USAC and process such reserves for its own use. In return, IMC-Agrico agreed to supply all of USAC's internal phosphate rock requirements (1.3 to 2.0 million tons per year) at its Fort Meade, Florida, concentrated phosphate facility beginning October 1, 1994 at a price based on IMC-Agrico's cost of production. This agreement will end on September 30, 2004, at which time it may be renewed, if agreed to by both parties, for an additional five years.

          In July 1994, IMC-Agrico entered into an option agreement with Mississippi Chemical Corporation (MCC) to purchase 9,472 acres of land in Florida (the Property). The Property, along with 2,508 acres of land previously purchased from MCC (the Adjacent Property), contains approximately 87.5 million tons of phosphate rock reserves. The option period began July 16, 1994 and will end January 15, 1998. During this time, IMC-Agrico may exercise its option to purchase the Property or it may continue to make annual payments ranging from $1.0 to $3.0 million to keep the option in effect. If by the end of the option period IMC-Agrico exercises its option to purchase the Property, the purchase price will be financed by MCC over a six-year term at interest rates approximating IMC-Agrico's borrowing rate. If at any time during the option period IMC-Agrico fails to make an option payment or fails to exercise its option by January 15, 1998, MCC has the right to sell the Property to IMC-Agrico for a specified amount. If the option to purchase the Property is not exercised by IMC-Agrico and MCC does not exercise its right to sell the Property to IMC-Agrico, MCC has the right to purchase the Adjacent Property from IMC-Agrico at an agreed upon price.

           In June 1994, the Company purchased two phosphate rock processing plants which previously had been leased under a long-term contract with Brewster Phosphates. The annual capacity of these two plants is approximately five million tons. Currently, both plants are closed indefinitely subject to improved market conditions.

           In October 1989, the Company purchased phosphate rock reserves and rock processing facilities from Hopewell Land Corporation. The mine is located in eastern Hillsborough County and has an annual capacity of approximately 500,000 tons. At June 30, 1994, the land tract contained an estimated 8.3 million tons of reserves with an average product grade of 72 BPL.

           IMC-Agrico also owns or controls phosphate rock deposits in Manatee, DeSoto and Hardee counties, Florida, about 40 miles south of current mining operations, which are called the South Florida deposits. (Reserves are ore bodies which are believed to be economically recoverable at current costs and prices. Deposits are ore bodies which require additional economic and mining feasibility studies before they can be classified as reserves.) These deposits differ in physical and chemical characteristics from the reserves now being mined in Polk, Hillsborough and Manatee counties, Florida. The South Florida deposits contain estimated recoverable phosphate rock of approximately 533 million tons (289 million tons of which are available under option arrangements) with an average grade of approximately 65 percent BPL. Some of these deposits are located in what may be classified as unmineable wetland areas under standards set forth in current state and federal dredge and fill regulations.


       The Market

           IMC-Agrico sells its phosphate rock under long-term contracts and in the spot market. IMC-Agrico also consumes a significant portion of its phosphate rock in the production of concentrated phosphates at its New Wales, Nichols, South Pierce, Faustina and Uncle Sam facilities.

           Most of IMC-Agrico's export sales of phosphate rock are made through the Phosphate Rock Export Association, formed under the Webb-Pomerene Act by IMC and certain other Florida phosphate rock producers. Under that Act, members of an industry may form associations to negotiate prices and other terms for the export sales of their products in order to compete more effectively in foreign markets. Export markets for phosphate rock are highly competitive, with the nationally-controlled mines of Morocco and other countries being significant factors in terms of supply and price.

           IMC-Agrico's phosphate rock shipments in millions of tons for 1994 and 1993 were as follows:

                                            1994               1993
       -----------------------------------------------------------------
                                        Tons     %        Tons     %
       -----------------------------------------------------------------
       Domestic
        Major long-term contracts
         thru 2000                       5.9    28%        5.3    39%
        Spot market                       .8     4          .6     5
       Export                            2.2    10         1.4    10
       Captive                          12.3    58         6.3    46
       -----------------------------------------------------------------
        Total shipments                 21.2   100%       13.6   100%
       -----------------------------------------------------------------

           The phosphate rock business contributed by FRP to the Partnership shipped 7.9 million tons of phosphate rock in 1993, 900,000 tons of which were exported and 7.0 million tons of which were used in FRP's concentrated phosphate operations.

           Overall, phosphate rock prices averaged $21.16 per ton in 1994 vs. $22.72 per ton in 1993 .



       Concentrated Phosphates

       -----------------------

           Once phosphate rock is mined, it can then be processed into concentrated phosphates. Concentrated phosphate production facilities are located in Florida and Louisiana. The Florida concentrated phosphate facilities consist of three plants: New Wales, Nichols and South Pierce. New Wales primarily manufactures four forms of concentrated phosphates: diammonium (DAP) and monoammonium (MAP) phosphates, granular triple superphosphate (GTSP), and merchant grade phosphoric acid. The New Wales concentrated phosphate complex, located near Mulberry, Florida, is the largest concentrated phosphate plant in the world with an estimated annual capacity of 1.76 million tons of phosphoric acid (P2O5 equivalent). P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide.

           In December 1992, the Company acquired a DAP plant near Nichols, Florida, formerly owned by Conserv, Inc. In May 1993, the Company idled the Nichols plant, which represented approximately 20 percent of the Company's DAP production capacity, in response to severe price erosion. Operations were resumed in May 1994 in response to lower finished goods inventories and to meet anticipated international demand. The Nichols plant has an estimated annual capacity of 600,000 tons of DAP.

           The South Pierce plant, located at Bartow, Florida, produces sulfuric acid, phosphoric acid, GTSP, and technical grade DAP and MAP for industrial uses. South Pierce has an estimated annual capacity of 520,000 tons of phosphoric acid or 760,000 tons GTSP.

           The Louisiana concentrated phosphate facilities consist of three plants: Faustina, Uncle Sam and Taft. Faustina has facilities for the production of anhydrous ammonia, urea, sulfuric acid, phosphoric acid, DAP and MAP. Uncle Sam has facilities for the production of sulfuric acid, and phosphoric acid. These plants have an estimated annual capacity to produce 530,000 tons of anhydrous ammonia, 260,000 tons of urea, approximately 3.85 million tons of sulfuric acid and approximately 1.47 million tons of phosphoric acid. Taft has facilities with the annual estimated capacity to upgrade phosphoric acid into 1.0 million tons of DAP and MAP.

           IMC-Agrico's annual concentrated phosphate production capacity is approximately four million tons of phosphoric acid (P2O5 equivalent), or approximately 32 percent of total U.S. concentrated phosphate production capacity, or 11 percent of world capacity.

           As a result of the then current oversupply of, and reduced demand for, DAP, IMC-Agrico reduced temporarily its DAP output by approximately 40 percent of capacity in July 1993 by, among other things, idling its Taft plant and reducing operations at New Wales. Subsequently, IMC-Agrico gradually increased production at New Wales and, in December 1993, the Taft plant resumed operations to meet the demand of the U.S. spring planting season until May 1994, when it again was idled.

           Phosphate rock, sulphur and ammonia are the three principal raw materials used in the production of concentrated phosphates. Phosphate rock is supplied by IMC-Agrico's Florida mines. Sulphur, until recently, was purchased exclusively from domestic suppliers. The Company and FRP both have interests in a joint venture which began mining sulphur reserves at Main Pass 299 (Main Pass) offshore Louisiana in April 1992. Sulphur production achieved design operating rates of 5,500 long tons per day or approximately two million long tons per year in December 1993 and has since sustained production at or above that level. The Company and FRP have entered into an agreement to supply IMC-Agrico's sulphur requirements. FRP supplies its share of the requirements through its Sulphur Division and the Company supplies its share of the requirements through its share of Main Pass production and purchases from third parties. Nearly all of the Company's ammonia needs were supplied by the Company's Louisiana production facilities until February 1992, when the operations were sold. Since then, IMC-Agrico's needs primarily have been fulfilled by its Faustina ammonia production facility and by domestic suppliers under long-term contracts.


       The Market

           IMC-Agrico sells its concentrated phosphates in the spot market and under long-term contracts. Virtually all of IMC-Agrico's export sales are marketed through the Phosphate Chemicals Export Association, a Webb-Pomerene Act organization. The table below shows the Company's 1994 and 1993 shipments in thousands of tons of P2O5 equivalent:
                                            1994               1993
       -----------------------------------------------------------------
                                        Tons     %        Tons     %
       -----------------------------------------------------------------
       Domestic
        Spot market                   1,449     42%       755     40%
        Contracts expiring in 1996      115      3        107      6
        Mallinckrodt (for animal
         feed ingredients)              279      8        276     15
        Captive (for high-value
         crop nutrients)                 46      1         50      3
       -----------------------------------------------------------------
                                      1,889     55      1,188     64
       Export                         1,564     45        682     36
       -----------------------------------------------------------------
        Total shipments               3,453    100%     1,870    100%
       -----------------------------------------------------------------

           In 1993, the concentrated phosphate business contributed by FRP to the Partnership sold 1.2 million tons of concentrated phosphates (P2O5 equivalent) domestically and 1.0 million tons of concentrated phosphates (P2O5 equivalent) for export.

           IMC-Agrico has contractual commitments from customers for the shipment of concentrated phosphates amounting to approximately 500,000 tons (P2O5 equivalent) in fiscal 1995.


       Animal Feed Ingredients Agreements

           The Company has a management agreement with Mallinckrodt Veterinary, Inc. (Mallinckrodt), formerly Pitman-Moore, Inc., a wholly-owned subsidiary of Mallinckrodt Group Inc., formerly IMCERA Group Inc., under which the Company operates certain Mallinckrodt facilities at the New Wales concentrated phosphate complex, which manufacture animal feed-grade phosphate products, and supplies utilities for the operation of such facilities until at least June 30, 1997. There is also a similar management agreement under which the Company operates a limestone mine for Mallinckrodt Group Inc. to obtain limestone for use in the animal feed plant. Under the management agreement, charges for the conversion of raw materials, described below, into finished products, as well as for supplying utilities to the plant, are based on the Company's actual cost.

           In addition, IMC-Agrico has supply agreements with Mallinckrodt under which IMC-Agrico will supply Mallinckrodt's requirements of raw materials for its animal feed plant. Under these agreements, IMC-Agrico will supply phosphoric acid through at least June 30, 1997 and anhydrous ammonia on a year-to-year basis unless terminated by either party. In addition, IMC-Agrico has an agreement to supply

       Mallinckrodt 85,000 to 105,000 tons of phosphate rock annually until June 30, 1998. The Company has also entered into an agreement to supply Mallinckrodt with its requirements of animal feed-grade potassium products from the Company's Carlsbad, New Mexico, potash operations. These supply contracts extend year-to-year unless terminated by either party. The Company also supplies Mallinckrodt with railcars for transporting its product.



       Potash
       ------

           The Company mines potash, the second primary crop nutrient, at three underground mines and modern refineries in the United States and Canada. Two of the mines and refineries are located near the town of Esterhazy in the Canadian province of Saskatchewan. The remaining mine and refinery is located near Carlsbad, New Mexico. With a combined capacity of over five million tons per year, the Company is one of the largest private enterprise potash producers in the world. In 1994, these operations accounted for approximately 8 percent of world output.

           The term potash applies generally to the common salts of potassium. Since the amount of potassium in these salts varies, the industry has established a common standard of measurement by defining a product's potassium content in terms of equivalent percentages of potassium oxide
       (K20). A K20 equivalent of 60 percent is the customary minimum standard for muriate of potash products.

           The North American potash industry's production rate was at 75 percent of capacity for 1994, including idle and unused facilities. Most of the potash produced by the Company was sold as crop nutrient materials, while small portions were sold as animal feed ingredients and to non-agricultural markets.


       Saskatchewan Potash Operations

           The Company's two interconnected potash mines in Saskatchewan are owned and operated by a wholly-owned subsidiary, International Minerals & Chemical Corporation (Canada) Limited (IMC-Canada). The total annual production capacity of IMC-Canada's refinery facilities is estimated to be 4.2 million tons of finished product.

           Potash mining takes place under ground at depths of over 3,000 feet where continuous mining machines cut out the ore face and move jagged chunks of salt to conveyor belts. The ore is then crushed and moved to storage bins where it awaits hoisting to refineries above ground. IMC-Canada produces six different potash products, some through patented processes. Product grades produced are Standard, Special Standard, Coarse, Granular and White Muriate, and Refined KCL.

           Potash Corporation of Saskatchewan Inc. (PCS) controls several potash-producing properties in the province. The mining operations associated with these properties give PCS control of approximately 55 percent of Saskatchewan's potash production capacity.

           One of PCS's properties consists of reserves located in the vicinity of IMC-Canada's potash operations. Under a long-term contract with PCS, IMC-Canada is obligated to mine and refine these reserves for a fee plus a pro rata share of production costs. The specified quantities of potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of approximately one-fourth of the tons produced by IMC-Canada, but no more than 1,050,000 tons. The current contract can be continued in effect until June 30, 1996, and, at the option of PCS, can be renewed on the same terms for six additional five-year periods.

           Since December 1985, the Company has experienced an inflow of water into one of its two interconnected potash mines. As a result, the Company has suffered losses and has been forced to take substantial remedial efforts to stop the flooding. Remedial efforts are ongoing, with $25 million (Canadian) having been expended in 1994 and $29 million (Canadian) expected to be spent in 1995.

           The Company has significantly reduced the water inflow since the initial discovery and has been able to meet all sales obligations and requirements from production at the mines. Despite the relative success of such measures, there can be no assurance that the amounts required for remedial efforts in the future will not increase or that inflows will not increase to a level which would cause the Company to abandon the mine. There can be no assurance that such action would not have a material adverse effect on the Company. The long-term trend of the water inflow has caused the Company to consider alternatives to its current mining operations and studies are under way in this regard.
       Any solution to the water inflow situation at the mines could result in substantial capital expenditures. The Company does not presently have in place, nor can it reasonably obtain, any insurance to cover damage to its underground potash operations.


       Saskatchewan Potash Production

           The table below shows total ore mined by IMC-Canada along with potash production in thousands of tons over the past five years:

                                 1994    1993   1992    1991   1990
       --------------------------------------------------------------
       Tons of ore mined        8,636   8,143  8,071   8,404  7,903
       Average K2O content of
        ore mined                24.5%   24.9%  24.4%   24.2%  24.6%
       Tons of potash produced:
        IMC-Canada              2,482   2,442  2,395   2,419  2,270
        PCS                       500     500    500     525    525
       --------------------------------------------------------------
          Total production      2,982   2,942  2,895   2,944  2,795
       --------------------------------------------------------------
       Average K2O content
        of product               61.3%   61.3%  61.2%   61.1%  61.2%

       --------------------------------------------------------------

           In 1987, legislation was adopted in the province of Saskatchewan that authorized the provincial government to control production at potash mines located in the province. The provincial government stated that the purpose of such legislation was to deal with an oversupply of potash in world markets. The legislation was not self-implementing.
       It permitted the Lieutenant Governor in Council of Saskatchewan to create a Potash Resources Board to prescribe rates of potash production in the province and to allocate production among the individual mines. Increases in production capacity would be subject to provincial approval. The Company understands that such regulations are in place but that they have never been implemented. The Company cannot predict if or when the legislation will be implemented or the effects of this legislation on the profitability of its potash operations.


       Saskatchewan Potash Reserves

           IMC-Canada presently controls the rights to mine 204,446 acres of potash-bearing land in southeastern Saskatchewan. This land, of which 50,284 acres have already been mined or abandoned, contains over 1.4 billion tons of recoverable ore at an average grade of 24.5 percent K2O -- enough to support current operations for more than a century. This ore will yield approximately 500 million tons of finished product with a K2O content of approximately 61 percent.

           IMC-Canada's mineral rights consist of 113,068 acres owned in fee, 70,613 acres leased from the province of Saskatchewan, and 20,765 acres leased from other parties. All leases are renewable by IMC-Canada for successive terms of 21 years. Royalties, established by regulation of the province of Saskatchewan, amounted to $3.7 million (Canadian) in 1994 and $3.6 million (Canadian) 1993.


       Agreement Suspending Potash Dumping Investigation

           In January 1988, the U.S. Department of Commerce (Commerce) signed an agreement with all of the potash producers in Canada, suspending an investigation by Commerce to determine whether Canadian potash was, or was likely to be, sold in the United States at less than "fair value." The agreement stipulated that each such producer's minimum price for potash sold in the United States, compared with its potash prices in Canada, would be based upon a formula related to preliminary dumping margins determined by Commerce for each producer, to assure that there would be no dumping by that producer in the future. Compliance with the agreement is being monitored by Commerce. Originally, this agreement was to remain in effect until 1993 unless it was terminated by Commerce or by the withdrawal from the agreement by producers having 15 percent or more of the total Canadian capacity, or unless there was a violation of the terms of the agreement, in any of which events the investigation could be renewed. In January 1993, this agreement was extended by Commerce for an indefinite period. The intent of the agreement is to prevent the sale of Canadian potash into the United States at less than "fair value."


       Saskatchewan Potash Production Costs

           In addition to royalties, mining payments to the province of Saskatchewan amounted to $5 million in 1994 and $8 million in 1993. These payments are not deductible in determining Canadian federal income taxes.


       Carlsbad Potash Operations

           The Company's Carlsbad mine, located in New Mexico with workings at levels 700 to 900 feet under ground, has an annual production capacity of over one million tons of finished product. The ore mined is of three types: (1) sylvinite, a mixture of potassium chloride and sodium chloride, the same as the ore mined in Saskatchewan; (2) langbeinite, a double sulphate of potassium and magnesium; and (3) a mixed ore, containing both potassium chloride and langbeinite.

           Conventional mining methods are utilized for ore extraction. A wide ore face is undercut and holes drilled to accept explosive charges. After detonation, the loose ore is loaded and transported to storage areas where it is hoisted above ground for further processing at the refinery.

           Three types of potash are produced at the refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; a double sulphate of potash magnesia, marketed under the brand name Sul-Po-Mag (Registered Trademark), containing significant amounts of sulphur, potassium and magnesium, with low levels of chlorine; and sulphate of potash, supplying sulphur and a high concentration of potassium with low levels of chlorine. The Company believes it is the larger of the two U.S. producers of double sulphate of potash magnesia and the largest of several U.S. producers of sulphate of potash.


       Carlsbad Potash Production

           The five-year table below shows Carlsbad production figures in thousands of tons:

       Years ended June 30            1994  1993   1992   1991  1990
       --------------------------------------------------------------
       Tons of ore mined             6,828 6,895  6,004  5,845 5,403
       Average combined K2O content
       of the ore (langbeinite plus
       sylvinite)                    11.0%  11.0% 13.1%  13.5%  14.1%
       Tons of potash produced       1,093 1,106  1,036  1,082 1,059
       ---------------------------------------------------------------


       Carlsbad Potash Reserves

           The Company mines and refines potash from 43,239 acres of reserves which the Company controls under long-term leases. These reserves contain an estimated total of 169 million tons of recoverable ore in four mining beds at thicknesses ranging from 5.5 to 12.0 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 12.5 million tons of concentrate from sylvinite with an average grade of 60 percent K2O and 29.3 million tons of langbeinite concentrate with an average grade of approximately 22 percent K2O.

           At current elevated rates of production, the Company's reserves of sylvinite and langbeinite are estimated to be sufficient to support operations for more than 24 years.


       Total IMC Potash Production

           In addition to the Company, there are 12 North American potash producers -- seven in the United States and five in Canada. The following five-year table compares the Company's combined U.S. and Canadian production with total North American production, in thousands of tons of K2O equivalent, as reported by the Potash and Phosphate
       Institute:

       Years ended June 30            1994  1993   1992   1991  1990
       --------------------------------------------------------------
       IMC
        Esterhazy*                   1,522 1,497  1,466  1,479 1,390
        Carlsbad                       446   452    428    457   437
       --------------------------------------------------------------
                                     1,968 1,949  1,894  1,936 1,827
       --------------------------------------------------------------
       Total North America production9,556 9,751  9,659 10,123 9,293
       --------------------------------------------------------------
       *Tons produced for PCS
        excluded from Esterhazy
        production above               307   306    306    321   321
       --------------------------------------------------------------



       The Market

           Potash is sold throughout the world, with the Company's largest markets being in the United States, People's Republic of China, Japan, Malaysia, Korea and Latin America. Potash is also used internally in the manufacture of high-value crop nutrients. The Company's exports from Canada, except to the United States, are made through Canpotex Limited, an export association of Saskatchewan potash producers.

           The following table summarizes the Company's shipments of potash in thousands of tons in 1994 and 1993:
                                             1994             1993
       ----------------------------------------------------------------
                                      Tons        %      Tons       %
       ----------------------------------------------------------------
       Domestic (United States
        and Canada)                  2,287        65%  2,297       65%
       Foreign                         963        27     943       27
       Captive (principally for
        crop nutrients)                280         8     269        8
       ----------------------------------------------------------------
                                     3,530       100%  3,509      100%
       ----------------------------------------------------------------

           The average selling price for all Company potash products was $64 per ton in 1994, compared with $68 per ton in 1993.



       Rainbow Division
       ----------------

           The Company's Rainbow Division produces high-value crop nutrients through granulation and bulk-blending. Granulation is a process in which various dry and liquid raw materials are chemically combined and then pelletized. Bulk-blending is a simple physical mixing or blending of suitable crop nutrient materials.

           The Rainbow Division operates four large granulation plants which are located in Americus, Georgia, Florence, Alabama, Hartsville, South Carolina and Winston-Salem, North Carolina. It also operates 15 smaller facilities, primarily in the southeastern United States, for bulk-blending and/or warehousing. Most of the potash and phosphate raw materials used by these operations are supplied by the Company's mines and plants.


       The Products

           Shipments of Rainbow (Registered Trademark) and Super Rainbow (Registered Trademark) (premium high-value crop nutrients) accounted for about 46 percent of the Company's total 1994 high-value crop nutrient sales. These crop nutrients are formulated for specific kinds of crops, soils, and soil conditions, and, in addition to the three major plant nutrients, may contain as many as seven secondary elements and micronutrients.

           The Rainbow Division also sells phosphate rock, concentrated phosphates, potash and nitrogen products for direct application to the soil.


       The Market

           High-value crop nutrients are marketed in the United States and sold principally to independent dealers, distributors and farmers, with some sales made directly to other crop nutrient manufacturers. Sales are largely concentrated in the spring planting season. Weather has some impact on the timing and length of the planting season and can have a significant effect on high-value crop nutrient prices. High-value crop nutrient shipments in 1994 approximated 725,000 tons vs. 727,000 tons in 1993.

           The Company believes its share of the southeastern U.S. market, the market in which it operates, was about 15 percent in 1994. The competition consists of many relatively small enterprises and other large high-value crop nutrient companies.



       Uranium Oxide
       -------------

           Phosphate rock is the source of uranium oxide, with the uranium content varying from deposit to deposit. When central Florida phosphate rock is converted into phosphoric acid, there is about a pound of uranium oxide in each ton of the acid (P2O5 equivalent).

           Uranium oxide production facilities are located in Florida and Louisiana. IMC-Agrico owns three plants in central Florida (all of which are temporarily idle) for the extraction and processing of uranium oxide as a by-product of phosphoric acid. Two of these plants are primary recovery units and the third is a final processing refinery.

           One of the primary recovery units and the final processing refinery adjoin IMC-Agrico's New Wales concentrated phosphate plant. The primary recovery unit produced no uranium oxide in 1994 and a minimum amount of uranium oxide in 1993. When operational, uranium oxide is extracted from phosphoric acid manufactured at the New Wales plant.

           Another primary recovery unit is located adjacent to a concentrated phosphate plant owned and operated by a subsidiary of CF Industries
       (CF), located in Plant City, Florida. This facility extracts uranium oxide from CF's phosphoric acid production at that plant. The Company had previously extracted and purchased CF's uranium oxide under a contract that ran through December 31, 1992. However, due to the expiration of its long-term sales contracts at June 30, 1992 and the depressed market price of uranium oxide at that time, the Company reached an agreement with CF to suspend production six months early.

           Prior to June 30, 1992, uranium oxide was sold under seven contracts which supplied uranium oxide to nuclear power plants. Shipments under these contracts were delivered at prices which were substantially above market price. Since the expiration of these contracts, the Company has been unable to secure contracts with pricing terms favorable enough, in relationship to production cost, to warrant continued operation of the uranium oxide plants. Therefore, in addition to the agreement with CF to suspend production at Plant City, uranium oxide production at New Wales was suspended late in calendar 1992 after raw material inventories were depleted and work-in-process was finished. The suspension of production at New Wales and Plant City is expected to be temporary, and production will resume when future uranium oxide prices warrant renewed operation.

           In addition, the Company had previously owned a primary recovery unit located adjacent to a concentrated phosphate facility owned and operated by a subsidiary of CF in Bartow, Florida. In 1989, a permanent shutdown of the facility was negotiated for economic reasons (it had not operated since July 1985) at which time title to part of this facility was transferred to CF. In 1994, the Bartow recovery unit was dismantled.

           IMC-Agrico also owns and operates uranium oxide recovery and processing facilities which are located adjacent to its Uncle Sam and Faustina concentrated phosphate plants in Louisiana. In 1994, these production facilities recovered 974,359 pounds of uranium oxide from phosphoric acid produced at these facilities.

           Under a joint venture agreement with Denison Mines Ltd. (Denison), IMC-Agrico is responsible for the production of uranium oxide at Uncle Sam and Faustina, and Denison is responsible for marketing the uranium oxide produced under long-term contracts through calendar 1995. These contracts currently yield prices significantly above spot market prices.



       Ammonia
       -------

           IMC-Agrico produces ammonia at its Faustina plant located at Donaldsonville, Louisiana. Production from the Faustina plant, which has an estimated annual capacity of 530,000 tons of anhydrous ammonia, is primarily used internally to produce urea, DAP and MAP.

           Until early 1992, the Company produced anhydrous ammonia at two plants located in Sterlington, Louisiana. This ammonia facility was sold to Koch Industries, Inc. in February 1992. In connection with the sale of this facility, the Company entered into contracts to meet its ammonia requirements.



       Sulphur and Oil & Natural Gas

       -----------------------------

           See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the status of the Company's sulphur and oil & natural gas ventures.



       INTERNATIONAL OPERATIONS
       ------------------------

           Foreign operations and investments are subject to risks customarily encountered in such foreign operations and investments, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic, political and regulatory policies of local governments, and laws and policies of the United States affecting foreign trade and investment.

           Internationally, the Company's products are sold primarily through one Canadian and three U.S. export associations. Due to economic and political factors, customers can change dramatically from year to year. In 1994, principal customer countries included the People's Republic of China, India, Japan, Korea, Australia and several Latin American and European countries. The Company maintains an international marketing sales force which works with and provides a variety of agronomic and technical services to foreign customers including government agencies to help improve economic yields and agricultural technology. For further information concerning the Company's foreign operations and business, see the following captions in Item 1:

       Heading                          Matter
       ----------------------------------------------------------------
       Phosphate Rock                   Export sales of phosphate rock
       Concentrated Phosphates          Export sales of concentrated
                                        phosphates
       Potash                           Potash mining operations
       -----------------------------------------------------------------
           See also Note 20 - Operations by Geographic Area of Notes to Consolidated Financial Statements for additional information.



       WORKING CAPITAL
       ---------------

           The working capital requirements for inventory and receivables of the Company are not materially affected by seasonal or other factors except for its high-value crop nutrient business. Sales of that product are largely concentrated in the spring season, requiring a higher than average level of inventory to meet anticipated customer demand for the product.

           The Company does not extend long-term credit to customers. The Company believes this non-extension of credit as well as its working capital requirements are not materially different from the credit policies and working capital requirements of its competitors.



       RELATIONSHIP BETWEEN THE COMPANY AND MALLINCKRODT GROUP INC.
       ------------------------------------------------------------

           The Company was at one time a wholly-owned subsidiary of Mallinckrodt Group Inc. As a result of a public offering of the Company's common stock by Mallinckrodt Group Inc. and stock purchases by the Company, Mallinckrodt Group Inc.'s ownership interest in the Company was reduced to approximately 4,000,000 shares at the end of fiscal year 1991, which shares were substantially all purchased by the Company in July 1991.

           Two Mallinckrodt Group Inc. officers were on the Company's Board of Directors at the beginning of fiscal year 1992, but they were replaced on July 2, 1991, when the aforementioned stock purchase took place.

           On April 22, 1994, the Company's Board of Directors elected a new board member who, at June 30, 1994, was also a member of the Board of Directors for Mallinckrodt Group Inc.

           The Company continues to have contractual relationships with Mallinckrodt Group Inc., which originated at the time the Company was a subsidiary of Mallinckrodt Group Inc. These include arrangements under which the Company operates an animal feed-grade phosphate facility, that is located at IMC-Agrico's New Wales concentrated phosphate complex, for Mallinckrodt and supplies utilities and the requirements of anhydrous ammonia and phosphate rock for the facility. The Company also operates for Mallinckrodt Group Inc. a mine to obtain limestone for use in Mallinckrodt's animal feed plant. Each company has agreed to indemnify the other against certain liabilities.

           See "Product Line Information - Concentrated Phosphates - Animal Feed Ingredients Agreements" for discussion of various supply agreements with Mallinckrodt Group Inc.

           Other agreements between Mallinckrodt Group Inc. and the Company provide for a tax sharing arrangement relating in part to the period from July 1, 1987 to February 2, 1988 when the Company was included in Mallinckrodt Group Inc.'s consolidated income tax returns. Also, if a subsequent adjustment by any taxing authority were to result in an increase in the tax liability of Mallinckrodt Group Inc. or the Company or any of their domestic or foreign subsidiaries and result in a corresponding reduction in the tax liability of the other party, then an equitable reimbursement by the benefited party will be paid to the other party.



       OTHER ACTIVITIES
       ----------------

       Environmental Matters
       ---------------------

           The Company is subject to various environmental laws of federal and local governments in the United States and Canada. Although significant capital expenditures, as noted below, as well as operating costs, have been incurred and will continue to be incurred on account of these laws and regulations, the Company does not believe they have had or will have a material adverse effect on its business. However, the Company cannot predict the impact of new or changed laws or regulations.

           Most of the Company's environmental capital expenditures are in response to provisions of the United States Clean Air Act, the United States Water Pollution Control Act, the United States Resource Conservation and Recovery Act, and the land use, air, and water protection statutes and regulations of the various localities, states, and Canadian provinces in which the Company operates.

           Environmental capital expenditures were primarily related to air emission control, wastewater purification, and solid waste disposal. These expenditures totaled approximately $22 million in 1994. The Company expects that environmental capital expenditures will average between $15 million and $25 million per year over the next two years.

           Land reclamation expenditures to remediate previously mined-out areas totaled $10 million in 1994. IMC-Agrico estimates such expenditures will total approximately $14 million in 1995.

           The Company is the subject from time to time of investigations relating to enforcement of various federal, state and provincial laws and regulations by environmental authorities relating to properties the Company owns or has owned and the disposal of wastes. Although there can be no assurance in this regard, the Company believes that none of the current investigations, other than those described below, individually or collectively, will have a material adverse effect on the Company.

           In connection with the development order received from Polk County, Florida, authorities in July 1990 for the New Wales gypsum stack expansion at the Company's New Wales concentrated phosphate facility, the Company agreed to sample groundwater through monitoring wells on a quarterly basis. Under the terms of the development order, if the samples indicated groundwater contamination in excess of specified levels, the Company would have two years to take the cooling pond relating to the gypsum stack out of service.

          Beginning in July 1992, groundwater samples taken at New Wales indicated substantially elevated levels of sulphate concentrations, a non-toxic contaminant, above permitted levels. The Company immediately began an investigation and believed, based on available information and the advice of outside experts, that the likely sources of contamination were one or more of the 12 former recharge wells located within the cooling pond. By the end of September 1993, all of the recharge wells had been located and plugged. The aggregate cost of locating and plugging the 12 recharge wells was approximately $2.3 million.
       Pursuant to an amended development order and related action plan, which was approved by the Central Florida Regional Planning Council (the CFRPC) and by Polk County authorities, (i) the Company had until April 30, 1994 to locate and plug the 12 recharge wells and has until October 30, 1994 for levels of contamination to return to permitted levels, and
       (ii) if the October 30, 1994 deadline is not met, the Company will have until September 1997 to obtain permits for and to accomplish the lining or relocation of the cooling pond. The cost of such lining or relocation, if necessary, is currently estimated to be between $35 million and $68 million, with the bulk of any such expenditures expected to take place in 1996 and 1997. Test results show that the levels of contamination slowly declined through June 1994 but did not reach permitted levels. If the permitted levels are not reached by October 30, 1994 but the trend has continued downward, the Company would likely seek from the CFRPC and the Polk County authorities an extension of the deadline, although there can be no assurance that such extension would be granted.

          On June 27, 1994, workers at IMC-Agrico Company's New Wales concentrated phosphate production facility discovered a large hole while performing a routine inspection of the top of the north phosphogypsum storage stack. This stack has been used mainly for process water storage only since the new south expansion area was completed in mid-1993. The hole, more than 100 feet in diameter and approximately 185 feet deep, is believed to have been caused by a sinkhole that opened beneath the stack.

          Shortly after the discovery, the Florida Department of Environmental Protection (DEP) was notified. The primary concern at the time was that the sinkhole may have allowed process water contained in and on the phosphogypsum stack to flow down into the underlying aquifers and contaminate drinking water supplies.

          Test results from monitoring wells have documented that water in the Floridan aquifer directly below the sinkhole has been impacted by the sinkhole and elevated levels of phosphate, sodium sulfate, and total dissolved solids have been indicated. At the maximum levels predicted that these parameters will reach, there is no concern for health effects. Tests are also being conducted to assure there are no elevated levels of any other parameters which would cause a health concern. Furthermore, it has been concluded that the pumping action of the New Wales production wells have caused impacts from the sinkhole to be contained on the plant site to date.

          Holes have been drilled at an angle into the area surrounding the sinkhole to conduct geological testing and obtain core samples to determine the size and shape of the subsurface cavity. Once the subsurface cavity is identified, the Partnership plans to pump a grouting material, possibly concrete, (subject to DEP approval) into the sinkhole to prevent a further collapse and contamination of the Floridan aquifer. The Company has recorded a charge of $1.9 million to cover the cost of drilling and grouting but no assurance can be given that such expenditures will be adequate to contain the contamination.

          IMCF believes that the cooling pond recharge wells discussed above and the phosphogypsum sinkhole activity are distinct problems that have resulted in similar groundwater impacts and that successful containment of the sinkhole through grout injection will prevent further contamination. The Company expects a resumption of the downward trend of contamination levels to occur upon successful completion of the grouting, although there can be no assurance in this regard.

          Pursuant to the agreement for the formation of the Partnership discussed above, any expenditures relating to the CFRPC development order would be a liability retained by IMCF, provided that the first $5 million aggregate amount of expenditures incurred subsequent to the formation of the Partnership that related to this contamination or certain other environmental liabilities identified in the agreement for the formation of the Partnership would be a liability assumed by the Partnership.

           The Wisconsin Department of Natural Resources (DNR) conducted tests which indicated there may be herbicide and nitrate contamination of soil at a former company-owned farm center at Edmund, Wisconsin, and of drinking water wells near the farm center. No connection between the contamination of the wells and the operations at the former company-owned farm center has been established. The Company cleaned the soil at the site to the satisfaction of the DNR. The Company is currently conducting discussions with the DNR to determine the extent to which groundwater remediation may be required. The magnitude of any liability the Company may have has not been determined, but it is not expected to be material to the Company.

           The U.S. Environmental Protection Agency (EPA) has investigated the Company's operations in Florida concerning possible exceedences of waste water discharge levels and applicable permits. The Company and EPA have tentatively agreed to a settlement under which the Company will pay $835,000 and undertake supplementary environmental projects of approximately $265,000. Pursuant to the terms of the Contribution Agreement, all liabilities incurred in connection with this matter were retained by the Company and not transferred to the Partnership.

           The Company was recently notified by the EPA that it is alleged to be a potentially responsible party for pollution of a site in Woodstock, Illinois, designated to be on the U.S. Superfund list. The Company has not had the opportunity to investigate the basis, if any, for this allegation.


       Employees
       ---------

           The Company had approximately 6,300 employees at June 30, 1994. The work force was comprised of 1,850 salaried, 4,400 hourly, and 50 temporary or part-time employees.


       Labor Relations
       ---------------

           The Company has 11 collective bargaining agreements with three international unions or their affiliated local chapters. Four agreements covering 35 percent of the hourly work force were negotiated during calendar 1993. Resulting wage and benefit increases were consistent with competitive industry and community patterns. Three agreements covering 43 percent of the hourly workers will expire or are subject to renegotiation in calendar 1994. The Company has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

           In connection with the Partnership, contract negotiations took place between the Company, IMC-Agrico and the International Chemical Workers Union. As a result, on June 2, 1994, IMC-Agrico employees at the phosphate rock mineral operations reached their first labor agreement.



       Item 2.   Properties.

           Information regarding the plant and properties of the Company is included in Item 1, ``
                            Business.''



       Item 3.   Legal Proceedings.

           Pursuant to certain agreements between the Company and Mallinckrodt Group Inc., the Company has agreed to indemnify Mallinckrodt Group Inc.

       against any liability or costs attributable to, among other things, litigation involving the crop nutrient business, whether or not the events which give rise to the litigation predated July 1, 1987.

           In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation. Except for the matters discussed below, none of the litigation pending or known to be threatened at this time is regarded by the Company as potentially material.


       Sterlington Litigation
       ----------------------

           In May 1991, an explosion occurred at a nitroparaffins plant (the NP Plant) in Sterlington, Louisiana, owned by Angus Chemical Company (Angus) and operated by IMCF pursuant to a management agreement with Angus. Approximately 240 personal injury lawsuits arising out of this explosion remain unresolved in Louisiana courts. A Louisiana state appellate court reversed the trial judges previous ruling which had denied certification of a class or classes regarding these lawsuits. The Company has established a reserve to cover the estimated cost of resolving the remaining Louisiana litigation. Such reserve was calculated based upon the advice of the Company's risk management department, its broker's claims department and outside counsel. Such advice was based upon Angus' experience settling over 1,600 Louisiana bodily injury and/or property damage claims, the nature of the injuries alleged by non-IMCF employees, the advice that, under Louisiana law, workers compensation should be the exclusive remedy available to injured IMCF employees and the experience of Louisiana counsel and of Louisiana claims adjusters in settling claims in the judicial district in which the claims are pending.

           The Company is pursuing additional recoveries from its insurance carriers relating to lawsuits arising out of the explosion. The Company has received funds from three of its excess general liability insurers and has reached a complete settlement with one of them and a partial settlement with another. The third of these insurers has paid its policy limits, but the Company has filed a lawsuit in Texas attempting to recover additional amounts. The Company to date has received $85.7 million from these three insurers and, under the terms of the partial settlement, is seeking to recover additional amounts in arbitration from one excess insurer. In that arbitration, the insurer has filed a counterclaim which seeks the return of the $15 million paid to the Company by that insurer.

           In 1993, Angus filed, but has not yet served, a lawsuit in Louisiana against the Company and two of its excess liability insurers seeking damages in addition to those paid in the Sterlington litigation discussed in Note 4 of Notes to Consolidated Financial Statements. The Company has been informed by counsel to Angus that the suit seeks damages allegedly related to (i) direct action claims against two of the Company's insurers, with one of which there is an agreement which that insurer might assert requires the Company to indemnify such insurer, (ii) third party claims against Angus, and (iii) sums already paid by Angus to third parties. The Company believes that there are substantial defenses to the direct action claims against its insurers and the claims for sums already paid by Angus to third parties, and that, in any event, the Company's exposure, if any, for such direct action claims is approximately $30 million.

           Later in 1993 the Company filed a lawsuit in Texas against Angus seeking a court determination that the settlement and final judgment (discussed in Note 4) entered in April of 1993 between and among the Company, Angus and its property insurer disposed of the Angus claims described in items (i) and (iii) above. Angus filed a counterclaim seeking reimbursement for sums already paid by Angus to third parties. This lawsuit is still in the discovery phase, with trial of a portion of the case scheduled for October of 1994 and the remaining portion, if necessary, scheduled for February of 1995. The trial judge has ruled that the terms of the April 1, 1993 settlement agreement with Angus do not bar Angus from bringing direct action claims in Louisiana against the Company's insurers, but did not rule as to whether such claims have any merit under Louisiana law. The judge also ruled that the terms of the same settlement agreement do not bar Angus from making claims against the Company for sums already paid to third parties by Angus. Angus' responses to discovery requests indicate that the Company's exposure for sums already paid to third parties is approximately $10 million. Neither of the rulings addressed the question of whether the final judgment acts as a bar to direct action claims by Angus or claims by Angus for sums paid to third parties. The Company intends to vigorously litigate these matters; however, given that the Texas lawsuit is in its early stages and discovery is not complete, the Louisiana lawsuit has not been served, and the uncertainties inherent in litigation, no assurances can be given that the Company will prevail in these matters.


       Potash Antitrust Litigation
       ---------------------------

           The Company has been named as a defendant, along with other Canadian and U.S. potash producers, in lawsuits filed in federal court in Minnesota and state court in California and Illinois. The plaintiffs are purchasers of potash who allege a price fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the lawsuits. Discovery is being conducted with respect to the limited question of whether the court should certify a class of potash purchasers in the Minnesota litigation. Cases filed in California and Illinois are still at an early stage pending further proceedings concerning coordination of the cases and other preliminary issues. While the Company believes that the allegations in the complaints are without merit, until discovery has been completed it is unable to evaluate possible defenses or to make a reliable determination as to potential liability exposure, if any.

           The Company has also received a U.S. grand jury subpoena seeking information related to the sale of potash in the United States from 1986 to the present. The Company is cooperating with the government and is assembling the information needed to comply with the subpoena. As in the civil litigation described above, while the Company does not believe that violations of the antitrust laws have occurred, the Company is unable to predict the outcome of the government investigation or make a reliable determination as to potential exposure, if any.


       Environmental Proceedings
       -------------------------

           Information regarding environmental proceedings is included in Item 1, "Business - Other Activities."



       Item 4.   Submission of Matters to a Vote of Security Holders.

           There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1994.



       EXECUTIVE OFFICERS OF THE REGISTRANT
       ------------------------------------

           The ages and five-year employment history of the Company's executive officers at June 30, 1994, were as follows:

       Wendell F. Bueche
       -----------------
       Age 63. President and Chief Executive Officer of the Company; joined the Company in 1993; retired from full time employment from 1989 until 1993; member of the Board of Directors of the Company since 1991.

       Robert C. Brauneker
       -------------------
       Age 56. Executive Vice President and Chief Financial Officer of the Company; Senior Vice President and Chief Financial Officer from 1987 until 1992.

       John E. Galvin
       --------------
       Age 62. Vice President and Treasurer of the Company; Treasurer from 1987 through 1990.

       C. Steven Hoffman
       -----------------
       Age 45. Senior Vice President, Marketing of the Company; Vice President from 1987 until 1990.

       Allen C. Miller
       ---------------
       Age 48.  Vice President, Human Resources of the Company since 1988.

       Marschall I. Smith
       ------------------
       Age 49. Senior Vice President, Secretary and General Counsel of the Company; joined the Company in 1993; Senior Vice President and General Counsel of American Medical International from 1992 to 1993; Associate General Counsel of Baxter International from 1980 until 1992.

       James D. Speir
       --------------
       Age 54. Executive Vice President, Operations; Senior Vice President of the Company from 1987 until 1992.

           On August 2, 1994, the Company announced the following senior management changes which were effective immediately:

           Wendell F. Bueche was elected Chairman of the Board and remains Chief Executive Officer of the Company. Mr. Bueche assumed the chairmanship from Billie B. Turner, who was named Chairman Emeritus and remained a director of the Company.

           James D. Speir was elected President, Chief Operating Officer and director of the Company and is responsible for all operating activities. He previously was Executive Vice President, Operations.

           Robert M. Felsenthal was elected an officer of the Company and was named to the new position of Senior Vice President, Business Development. He previously was Vice President, Financial Controls and Planning.

           Allen C. Miller was elected Senior Vice President, Human Resources. He previously was Vice President of this function.

           All of the Company's executive officers are elected annually, with the terms of the officers listed above to expire in October 1994. No "family relationships," as that term is defined in Item 401(d) of Regulation S-K, exist among any of the listed officers.



       PART II.



       Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

       Common Stock Prices and Dividends
       ---------------------------------

           Quarter              First     Second    Third     Fourth
       ----------------------------------------------------------------
       Fiscal 1994
       Dividends per common          -         -         -         -
       share
       Common stock prices
           High                 $34 1/4   $47 1/4   $49 1/4   $44 1/4
           Low                    26        33        38 1/2    30 3/4

           Quarter              First     Second    Third     Fourth
       ----------------------------------------------------------------
       Fiscal 1993
       Dividends per common     $    .27  $    .27  $    .27       -
       share
       Common stock prices
           High                   45 7/8    45 3/8    45 5/8    36 5/8
           Low                    37 1/2    37 1/4    31        24 3/8


           The Company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol IFL. As of August 31, 1994, the Company had 29,471,036 shares of common stock outstanding, excluding 2,770,259 treasury shares. Common stock prices are from the composite tape for New York Stock Exchange issues as reported in The Wall Street Journal.

           Pursuant to a Shareholders Rights Plan adopted by the Company in June 1989, a dividend of one preferred stock purchase right (a Right) for each outstanding share of common stock of the Company was issued on July 12, 1989, to shareholders of record on that date. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Junior Preferred Stock, Series C, par value $1.00 per share, at a price of $150. This preferred stock is designed to participate in dividends and vote on essentially equivalent terms with a whole share of common stock. The Rights become exercisable apart from the common stock only if a person or group acquires 20 percent or more of the common stock or makes a tender offer for 20 percent or more of the outstanding common stock. However, the Rights do not become exercisable if a person or group becomes the owner of 20 percent or more of the common stock as a result of the purchase of common stock by the Company to reduce the number of shares outstanding and increase the proportionate number of shares owned by such person or group to 20 percent or more, unless such person or group subsequently becomes the owner of any additional shares of the common stock. In addition, upon the acquisition by a person or group of 20 percent or more of the common stock, each Right will entitle the holder to purchase, at the then-current exercise price of the Right, a number of shares of common stock having a market value at that time of twice the exercise price. The Rights may be redeemed at a price of $.01 per Right under certain circumstances prior to their expiration on June 21, 1999. No event during 1994 made the Rights exercisable.

           As of August 31, 1994, the number of registered holders of common stock as reported by the Company's registrar was 272. However, an indeterminable number of shareholders beneficially own shares of the Company's common stock through investment funds and brokers.

           In April 1993, the Company's Board of Directors voted to suspend cash dividend payments on its common stock. This action was taken in light of certain financial demands resulting from a then recent litigation settlement and a continued weakness in crop nutrient prices.

           The Company's debt instruments contain provisions which limit the Company's ability to pay dividends on its common stock. The most restrictive of these provisions limit the amount of dividends payable by the Company to 25 percent of the cumulative net income of the Company earned subsequent to June 30, 1993. As a result, for the year ended June 30, 1994, the Company was precluded from paying cash dividends. At such time as the Company is no longer precluded from paying cash dividends, the payment of such dividends will depend on the Company's capital requirements, earnings, financial condition and such other factors as the Board of Directors deems relevant at that time. See Note 10 - Long-Term Debt of Notes to Consolidated Financial Statements and Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources and Liquidity for information on dividend restrictions.

       Item 6.                         Selected Financial Data.

                                                                    June 30,
       ----------------------------------------------------------------------
       (In millions except per
        share amounts)            1994(1)   1993(1)  1992(1)  1991(2) 1990(3)
       -----------------------------------------------------------------------
       Net sales                 $1,441.5 $   897.1 $1,058.5 $1,131.2$1,105.7
       Earnings (loss) before
        income taxes, extra-
        ordinary item and cumu-
        lative effect of
        accounting changes            7.8    (177.3)   141.4    152.8   127.6
       Provision (credit) for
        income taxes                 11.4     (57.3)    50.5     57.0    45.0
                                 --------  -------- ---------------- --------
       Earnings (loss) before
        extraordinary item and
        cumulative effect of
        accounting changes           (3.6)   (120.0)    90.9     95.8    82.6
       Extraordinary loss - debt
        retirement                  (25.2)
       Cumulative effect of
        accounting changes                    (47.1)  (165.5)
                                 --------  -------- ---------------- --------

       Net earnings (loss)       $  (28.8) $ (167.1)$  (74.6)$   95.8$   82.6
                                 ========  ======== ================ ========
       Earnings (loss) per share:
        Earnings (loss) before
        extraordinary item and
        cumulative effect of
        accounting changes       $   (.14) $  (5.44)$   4.12$   3.85 $   3.13
        Extraordinary loss - debt
        retirement                  (1.00)
        Cumulative effect of
        accounting  changes                   (2.13)   (7.50)
                                 --------  -------- ---------------- --------
        Net earnings (loss)      $  (1.14) $  (7.57)$  (3.38)$   3.85$   3.13
                                 ========  ======== ================ ========



       Dividends per share           -     $    .81 $   1.08$   1.08 $   1.08
       Book value per share      $  22.23  $  19.51 $  27.91$  32.24 $  31.13


                                     OTHER DATA

                                                                    June 30,
       ----------------------------------------------------------------------
       (Dollars in millions)      1994      1993     1992     1991    1990
       ---------------------------------------------------------------------
       Total assets              $2,778.3  $2,055.6 $1,838.4 $1,739.3$1,584.7
       Working capital              324.6     195.1     80.2     48.1    33.9
       Working capital ratio        2.6:1     1.8:1    1.4:1    1.2:1   1.2:1
       Long-term debt - less
        current maturities       $  688.1  $  893.4 $  630.6 $  607.7$  385.0
       Total debt                   689.2     926.7    642.8    630.6   406.5
       Shareholders' equity         655.0     430.4    615.4    698.6   819.7
       Total capitalization       1,344.2   1,357.1  1,258.2  1,329.2 1,226.2

       Debt/total capitalization     51.3%     68.3%    51.1%    47.4%   33.2%
       Cash provided by
        operating activities     $  143.1  $   26.2 $  122.4 $  174.4$  246.6
       Capital expenditures          40.7     106.1    177.7    168.5    94.3
       Cash dividends paid            -        17.8     23.8     28.0    28.5

       (1) See "Notes to Consolidated Financial Statements" for a description of non-recurring items and accounting changes. In 1994, operating results reflect the consolidation of the joint venture partnership formed on July 1, 1993 with FRP.
       (2) Includes a gain of $17.9 million, $11.2 million after taxes, from the installment sale of certain potash reserve interests to the U.S. government.
       (3) Includes a gain of $6.1 million, $4.6 million after taxes, from the installment sale of such interests and a charge of $4.6 million, $2.4 million after taxes, for an increase in a plant decommissioning reserve.



       Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.


                                RESULTS OF OPERATIONS

       1994 vs. 1993
       -------------

          IMC Fertilizer's results of operations for the year ended June 30, 1994 showed significant improvement over the previous year. In fiscal 1994, the Company incurred a net loss of $28.8 million, or $1.14 per share. This compared to a net loss of $167.1 million. or $7.57 per share, a year ago.

          In 1994, the loss included an extraordinary charge of $25.2 million, or $1.00 per share, related to the early extinguishment of debt, a charge of $12.4 million, or $.49 per share, for the write-down of an oil and gas investment, and a charge of $4.1 million, or $.16 per share, for an adjustment to the Company's deferred tax liability for the effect of changes in U.S. corporate tax rates. Partially offsetting these charges was a gain of $1.9 million, or $.07 per share, resulting from the sale by IMC-Agrico Company of its Florida cattle ranch (while still retaining the rights to phosphate rock reserves located on the property). See Notes to Consolidated Financial Statements for further discussion of these non-recurring items.

          In 1993, the loss included a one-time charge of $47.1 million, or $2.13 per share, for the cumulative effect on prior years of a change in accounting for postretirement benefits as a result of the adoption of Statement of Financial Accounting Standards (SFAS) No. 106, as of July 1, 1992, a charge of $109.1 million, or $4.94 per share, from the settlement of litigation resulting from an explosion at a Sterlington, Louisiana, nitroparaffins plant managed by the Company, and a charge of $11.4 million, or $.52 per share, related to the settlement of an insurance claim receivable resulting from a water inflow at the Company's potash mines in Canada. See Notes to Consolidated Financial Statements for further discussion of these non-recurring items.

          Excluding the non-recurring items described above, the Company had net earnings in 1994 of $11.0 million, or $.44 per share, compared to 1993 earnings of $.5 million, or $.02 per share.

          IMC-Agrico, a joint venture partnership between the Company and FRP, began operations July 1, 1993 and is consolidated for financial reporting purposes. Comparisons between the years ended June 30, 1994 and 1993 have been made, where applicable, on a pro forma basis assuming the Partnership had begun operations on July 1, 1992.

          Net sales for 1994 were $1,441.5 million, compared to $897.1 million in 1993. On a pro forma basis, 1993 sales would have been $1,470.3 million. The sales decline in 1994 as compared to 1993 on a pro forma basis reflected the Company's decision to reduce production at its concentrated phosphate production facilities consistent with its policy to better match production with demand. Product line sales information may be found on page 2 of this annual report.

           Gross margins increased $82.7 million from 1993. On a pro forma basis, gross margins would have increased $90.1 million, or 77 percent, primarily due to higher margins for concentrated phosphates.

          Concentrated phosphate margins increased primarily due to higher prices throughout the year. DAP sales realizations were, at year end, 50 percent higher than last year as DAP prices rose from a 20-year low of $100 per ton. Other related concentrated phosphate products showed similar price improvements. Several factors contributed to this rise in prices. Domestic crop nutrient consumption increased 4 percent as farmers sought to recover from 1993's generally poor harvest due primarily to flooding in the Midwest. Internationally, China, a major concentrated phosphate customer, increased crop nutrient imports after a reduction in exchange rate subsidies resulted in a 50 percent drop in U.S. DAP imports in 1993. The Former Soviet Union reduced its exports of crop nutrient products dramatically over 1993 when, in an attempt to increase foreign exchange and hard currency reserves, it sold concentrated phosphates at below market price levels. Unit production costs were lower when compared to last year, in spite of sharply higher ammonia prices, primarily due to lower raw material costs for sulphur.

          Potash margins remain largely unchanged as favorable production costs ($11 million), primarily from lower water inflow control spending, were almost totally offset by a 9 percent decrease in prices ($9 million) and lower sales volume ($1 million). Sulphur production at Main Pass continued to exceed design capacity (5,500 tons per day) and is now averaging 6,250 tons per day.

          Selling, general and administrative costs increased $5.6 million primarily resulting from higher legal expenses and increased sales commissions.

          Interest charges were $36.2 million higher than last year as a result of higher average debt balances and lower capitalized interest as the Company's Main Pass sulphur mine became operational in 1994.

          The Company's effective tax rate of 146.2 percent for 1994 reflected the impact of foreign earnings (at higher foreign tax rates) and the inclusion of non-recurring items which impacted domestic operating results for 1994. If such non-recurring items (described above) were excluded, the effective tax rate would have been 53.9 percent. See
       Note 15 of Notes to Consolidated Financial Statements for further discussion of income taxes.

       1993 vs. 1992
       -------------

           IMC Fertilizer incurred a net loss of $167.1 million, or $7.57 per share, in 1993. This compares to a 1992 net loss of $74.6 million, or $3.38 per share. Included in 1993 results was a one-time charge of $47.1 million, or $2.13 per share, for the cumulative effect on prior years of a change in accounting for postretirement benefits as a result of the adoption of SFAS No. 106, as of July 1, 1992. 1992 results included a one-time charge of $165.5 million, or $7.50 per share, for the cumulative effect on prior years of a change in accounting for income taxes as a result of the adoption of SFAS No. 109, as of July 1, 1991.

           Net sales in 1993 were $897.1 million, a 15 percent decrease from 1992 when net sales were $1.059 billion. The Company continued to experience severe price declines and decreased demand for its products throughout the year, particularly concentrated phosphates where prices fell to their lowest level in 20 years, due primarily to economic and political uncertainties in key foreign markets, especially China and India.

           Fiscal 1993 results also included a pre-tax charge of $169.1 million related to the settlement of litigation resulting from the May 1991 explosion at a Sterlington, Louisiana, nitroparaffins plant owned by Angus but operated by the Company. See Note 4 of Notes to Consolidated Financial Statements for further discussion of this matter.

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

           Gross margins decreased $105 million from a year ago, primarily due to lower margins for concentrated phosphates ($53 million), phosphate rock ($19 million), and potash ($4 million). Also affecting margins was the impact of the Company's decision to sell its ammonia business and, after the sales contracts which supported the facilities expired, to temporarily shut down its uranium oxide production facilities. This resulted in lost margins for ammonia and uranium of $7 million and $21 million, respectively.

           Concentrated phosphate margins were lower as a result of a decrease in prices ($75 million) as prices plummeted during the year. Partially offsetting this decrease were lower production costs ($17 million) and increased shipping volume ($5 million). Phosphate rock margins decreased primarily due to lower shipping volume ($12 million) and higher production costs ($7 million). Potash margins were lower as a result of a decrease in prices ($6 million), partially offset by lower production costs ($2 million).

           Administrative costs decreased $8 million principally as a result of reduced management compensation awards in 1993 ($4 million) and lower rent expense due to equipment leases which were cancelled and bought out in 1992 ($3 million).

           See Note 15 of Notes to Consolidated Financial Statements for information on income taxes.

       Supply Contracts
       ----------------

          The Company and the Partnership purchase sulphur and ammonia (beginning in 1992 after the sale of the Company's ammonia production facility) from third parties and sell phosphate rock and concentrated phosphates to third parties under contracts extending in some cases for multiple years. Purchases and sales under these contracts are generally at prevailing market prices, except for certain phosphate rock sales which are at prices based on the Partnership's cost of production.

          In March 1994, the Partnership and U.S. Agri-Chemicals (USAC) entered into an agreement in which the Partnership agreed to mine certain phosphate rock reserves owned by USAC and process such reserves for its own use. In return, the Partnership agreed to supply all of USAC's internal phosphate rock requirements (1.3 to 2.0 million tons per year) at its Fort Meade, Florida, concentrated phosphate facility beginning October 1, 1994 at a price based on the Partnership's cost of production. This agreement will end on September 30, 2004, at which time it may be renewed for an additional five years.


                           CAPITAL RESOURCES AND LIQUIDITY

          The Company's primary sources of liquidity are provided by operating activities and financing activities. Information on the Company's consolidated cash flows for the past three years may be found on the Consolidated Statement of Cash Flows on page 37 of this annual report.

          There were no significant foreign exchange contracts, interest rate contracts or any other derivative type contracts entered into by the Company in 1994.

          Working capital at June 30, 1994 was $325 million compared with $195 million at June 30, 1993. The increase was due primarily to higher levels of cash and inventory resulting from the formation of a joint venture partnership described in Note 3 of Notes to Consolidated Financial statements, partially offset by lower current debt maturities and the payment of a dividend owed to Mallinckrodt Group Inc. The working capital ratio at June 30, 1994 was 2.6 to 1, up from 1.8 to 1 a year ago.

          The Company made great strides in reducing its leverage ratio as two public stock offerings (described below) were successfully completed, the proceeds of which were used to reduce outstanding debt. Consolidated indebtedness decreased to $689.2 million from $926.7 million at June 30, 1993. Correspondingly, the Company's ratio of indebtedness to total capitalization declined to 51.3 percent at June 30, 1994, down significantly from 68.3 percent at June 30, 1993.

          In October 1993, the Company completed its purchase of $220 million principal amount of its 11.25 percent Notes which were originally scheduled to be due in annual installments beginning in 1995. These Notes were redeemed with the proceeds from the sale of $160 million of
       9.25 percent Senior Notes due 2000 and 3,450,000 shares of common stock previously held in treasury.

          In May 1994, the Company completed a public offering of 4,000,000 shares of common stock previously held in treasury. Net proceeds of this offering were used to purchase the Company's 8 percent Note and portions of its 9.25 percent Senior Notes due 2000, 10.125 percent Senior Notes due 2001, and 10.75 percent Senior Notes due 2003.

          The Company has an agreement with a group of banks to provide the Company with an unsecured revolving credit facility (the Working Capital Facility) under which the Company may borrow up to $100 million until June 30, 1996. At June 30, 1994, $29.6 million was drawn down in the form of letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees. There were no other borrowings under the agreement at June 30, 1994.

          In February 1994, the Partnership entered into an agreement with a group of banks to provide it with a $75 million unsecured revolving credit facility (the Partnership Working Capital Facility). At June 30, 1994, $4.9 million was drawn down in the form of letters of credit. There were no other borrowings under this agreement at June 30, 1994.

          The Senior Notes and the Working Capital Facility contain provisions which restrict the Company's ability to make capital expenditures and dispose of assets, limit the payment of dividends or other distributions to stockholders, and limit the incurrence of additional indebtedness. The Working Capital Facility also contains financial ratios and tests which must be met with respect to interest and fixed charge coverage, tangible net worth, working capital and debt to total capitalization. In addition, the Partnership Working Capital Facility contains financial ratios and tests with respect to fixed charge, current ratio and minimum net Partners' capital requirements, and places limitations on indebtedness of the Partnership and restricts the ability of the Partnership to make cash distributions in excess of Distributable Cash (as defined). The Company and the Partnership are currently in compliance with all of the covenants in the indentures and other agreements governing their indebtedness.

          In July 1994, IMC-Agrico entered into an option agreement with MCC to purchase 9,472 acres of land in Florida. The Property, along with 2,508 acres of land previously purchased from MCC (the Adjacent Property), contains approximately 87.5 million tons of phosphate rock reserves. The option period began July 16, 1994 and will end January 15, 1998. During this time, IMC-Agrico may exercise its option to purchase the Property or it may continue to make annual payments ranging from $1.0 to $3.0 million to keep the option in effect. If by the end of the option period IMC-Agrico exercises its option to purchase the Property, the purchase price will be financed by MCC over a six-year term at interest rates approximating IMC-Agrico's borrowing rate. If at any time during the option period IMC-Agrico fails to make an option payment or fails to exercise its option by January 15, 1998, MCC has the right to sell the Property to IMC-Agrico for a specified amount. If the option to purchase the Property is not exercised by IMC-Agrico and MCC does not exercise its right to sell the Property to IMC-Agrico, MCC has the right to purchase the Adjacent Property from IMC-Agrico at an agreed upon price.

          The Company estimates that its capital expenditures for 1995 will total approximately $63 million (including $45 million by the Partnership). The Company expects to finance these expenditures (including its portion of the Partnership's capital expenditures) from operations. See "Other Matters" for a discussion of environmental capital expenditures.

          Since December 1985, the Company has experienced an inflow of water into one of its two interconnected potash mines in Saskatchewan, Canada. As a result, the Company has suffered losses and has been forced to undertake substantial remedial efforts to stop the flooding. Remedial efforts are ongoing, with $25 million (Canadian) having been expended in 1994 and $29 million (Canadian) expected to be spent in 1995.

          The Company has significantly reduced the water inflow since the initial discovery and has been able to meet all sales obligations and requirements from production at the mines. Despite the relative success of such measures, there can be no assurance that the amounts required for remedial efforts in future years will not increase or that inflows will not increase to a level which would cause the Company to abandon the mine. There can be no assurance that such action would not have a material adverse effect on the Company. The long-term trend of the water inflow has caused the Company to consider alternatives to its current mining operations and studies are under way in this regard.
       Any solution to the water inflow situation at the mines could result in substantial capital expenditures. The Company does not presently have in place, nor can it reasonably obtain, any insurance to cover damage to its underground potash operations.

          The Company does not consider the impact of inflation to be significant in the business in which it operates.

          In April 1993, the Company's Board of Directors voted to suspend cash dividend payments on its common stock. This action was taken in light of certain financial demands resulting from a litigation settlement and a continued weakness in crop nutrient prices.

          The Company's debt instruments contain provisions which limit the Company's ability to pay dividends on its common stock. The most restrictive of these provisions limit the amount of dividends payable by the Company to 25 percent of cumulative net income of the Company earned subsequent to June 30, 1993. As a result, for the year ended June 30, 1994, the Company was precluded from paying cash dividends.


                              JOINT VENTURE PARTNERSHIP

           On July 1, 1993, IMCF, a wholly-owned subsidiary of the Company, and FRP contributed their respective phosphate businesses, including the mining and sale of phosphate rock and the production, distribution and sale of concentrated phosphates, uranium oxide and related products, to a joint venture partnership in return for a 56.5 percent and 43.5 percent economic interest, respectively, in the Partnership, over the term of the Partnership. The Partnership is governed by a Policy Committee which has equal representation from each company and is being operated by an affiliate of IMC. The Partnership agreement contained a cash sharing arrangement under which distributable cash, as defined in the agreement, was shared at a ratio of 41.4 percent and
       58.6 percent in 1994 to IMCF and FRP, respectively, and will be adjusted thereafter until 1998 when the sharing ratio will be fixed at
       59.4 percent and 40.6 percent to IMCF and FRP, respectively.


                       SULPHUR AND OIL & NATURAL GAS VENTURES

          The Company has a 25 percent interest in the Main Pass 299 sulphur mine located in the Gulf of Mexico. At June 30, 1994, the underwater sulphur deposit contained an estimated 65.3 million long tons of recoverable sulphur, or 16.3 million long tons net to the Company, before royalties. During the year, production gradually increased. In December 1993, Main Pass achieved full design operating rates (5,500 long tons per day or approximately two million long tons per year) and FRP, the joint venture operator, has since sustained production at or above that level. The Company's share of sulphur produced is used to satisfy a portion of the Company's obligations to supply sulphur to the Partnership for the production of concentrated phosphates.

          Oil and gas reserves which are located in the same immediate area are also being developed. At June 30, 1994, the field contained proved and probable reserves of 17.2 million barrels of oil and 1.9 billion cubic feet of natural gas. All gas production is consumed internally in heating water for extraction of sulphur.


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

          In connection with the development order received from Polk County, Florida, authorities in July 1990 for the New Wales gypsum stack expansion at its New Wales concentrated phosphate facility, the Company agreed to sample groundwater through monitoring wells on a quarterly basis. Under the terms of the development order, if the samples indicated groundwater contamination in excess of specified levels, the Company would have two years to take the cooling pond associated with the phosphogypsum stack out of service.

          Beginning in July 1992, groundwater samples taken at New Wales indicated substantially elevated levels of sulphate concentrations, a non-toxic contaminant, above permitted levels. The Company immediately began an investigation and believed, based on available information and the advice of outside experts, that the likely sources of contamination were one or more of the 12 former recharge wells located within the cooling pond. By the end of September 1993, all of the recharge wells had been located and plugged. The aggregate cost of locating and plugging the 12 recharge wells was approximately $2.3 million.
       Pursuant to an amended development order and related action plan, which was approved by the CFRPC and by Polk County authorities, (i) the Company had until April 30, 1994 to locate and plug the 12 recharge wells and has until October 30, 1994 for levels of contamination to return to permitted levels, and (ii) if the October 30, 1994 deadline is not met, the Company will have until September 1997 to obtain permits for and to accomplish the lining or relocation of the cooling pond. The cost of such lining or relocation, if necessary, is currently estimated to be between $35 million and $68 million, with the bulk of any such expenditures expected to take place in 1996 and 1997. Test results show that the levels of contamination slowly declined through June 1994 but did not reach permitted levels. If the permitted levels are not reached by October 30, 1994 but the trend has continued downward, the Company would likely seek from the CFRPC and the Polk County authorities an extension of the deadline, although there can be no assurance that such extension would be granted.

          On June 27, 1994, workers at IMC-Agrico Company's New Wales concentrated phosphate production facility discovered a large hole while performing a routine inspection of the top of the north phosphogypsum storage stack. This stack has been used mainly for process water storage only since the new south expansion area was completed in mid-1993. The hole, more than 100 feet in diameter and approximately 185 feet deep, is believed to have been caused by a sinkhole that opened beneath the stack.

          Shortly after the discovery, the Florida DEP was notified. The primary concern at the time was that the sinkhole may have allowed process water contained in and on the phosphogypsum stack to flow down into the underlying aquifers and contaminate drinking water supplies.

          Test results from monitoring wells have documented that water in the Floridan aquifer directly below the sinkhole has been impacted by the sinkhole and elevated levels of phosphate, sodium sulfate, and total dissolved solids have been indicated. At the maximum levels predicted that these parameters will reach, there is no concern for health effects. Tests are also being conducted to assure there are no elevated levels of any other parameters which would cause a health concern. Furthermore, it has been concluded that the pumping action of the New Wales production wells have caused impacts from the sinkhole to be contained on the plant site to date.

          Holes have been drilled at an angle into the area surrounding the sinkhole to conduct geological testing and obtain core samples to determine the size and shape of the subsurface cavity. Once the subsurface cavity is identified, the Partnership plans to pump a grouting material, possibly concrete, (subject to DEP approval) into the sinkhole to prevent a further collapse and contamination of the Floridan aquifer. The Company has recorded a charge of $1.9 million to cover the cost of drilling and grouting but no assurance can be given that such expenditures will be adequate to contain the contamination.

          IMCF believes that the cooling pond recharge wells discussed above and the phosphogypsum sinkhole activity are distinct problems that have resulted in similar groundwater impacts and that successful containment of the sinkhole through grout injection will prevent further contamination. The Company expects a resumption of the downward trend of contamination levels to occur upon successful completion of the grouting, although there can be no assurance in this regard.

          Pursuant to the agreement for the formation of the Partnership discussed above, any expenditures relating to the CFRPC development order would be a liability retained by IMCF, provided that the first $5 million aggregate amount of expenditures incurred subsequent to the formation of the Partnership that related to this contamination or certain other environmental liabilities identified in the agreement for the formation of the Partnership would be a liability assumed by the Partnership.

           Environmental capital expenditures were primarily related to air emission control, wastewater purification and solid waste disposal. These expenditures totaled approximately $22 million in 1994. The Company expects that environmental capital expenditures will average between $15 million and $25 million per year over the next two years.

          Land reclamation expenditures to remediate previously mined-out areas totaled $10 million in 1994. The Partnership estimates such expenditures to total approximately $14 million in 1995.



       Item 8.Financial Statements and Supplementary Data.


                                                                   Page
                                                                   ----

         Report of Independent Auditors                             34

         Consolidated Statement of Operations                       35

         Consolidated Balance Sheet                                 36

         Consolidated Statement of Cash Flows                       37

         Consolidated Statement of Changes in Stockholders' Equity  38

         Notes to Consolidated Financial Statements                39-54

         Supplementary Financial Information - Quarterly Results
          (Unaudited)                                               55

       REPORT OF INDEPENDENT AUDITORS


       To the Board of Directors and Stockholders of IMC Fertilizer Group, Inc.

           We have audited the accompanying consolidated balance sheets of IMC Fertilizer Group, Inc. as of June 30, 1994 and 1993, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended June 30, 1994. Our audits also included the financial statement schedules listed in the index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Fertilizer Group, Inc. at June 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

           As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for postretirement benefits other than pensions in 1993.



       Ernst & Young LLP

       Chicago, Illinois
       July 28, 1994

       IMC FERTILIZER GROUP, INC.
       CONSOLIDATED STATEMENT OF OPERATIONS
       (In millions except per share amounts)



                                                    Years ended June 30,
                                               1994      1993      1992
       -----------------------------------------------------------------
       Net sales                            $1,441.5  $  897.1  $1,058.5
       Cost of goods sold                    1,233.9     772.2     829.0
                                             --------  -------- --------
        Gross margins                          207.6     124.9     229.5
       Selling, general and administra-
        tive expenses                           66.0      60.4      68.1
       Sterlington litigation settlement,
        net                                              169.1
       Other operating (income) and
        expense, net                           (25.7)     25.1     (30.0)
                                             --------  -------- --------

        Operating earnings (loss)              167.3    (129.7)    191.4

       Equity in (earnings) loss of oil
        and gas joint venture                   20.0      (3.3)     (1.4)
       Interest earned and other
        non-operating (income) and
        expense, net                             3.4       6.1       6.9
       Interest charges                         81.0      44.8      44.5
                                             --------  -------- --------

       Earnings (loss) before minority
        interest and items noted below          62.9    (177.3)    141.4
       Minority interest in earnings of
        consolidated joint venture              55.1
                                             --------  -------- --------

       Earnings (loss) before items
        noted below                              7.8    (177.3)    141.4
       Provision (credit) for income
        taxes                                   11.4     (57.3)     50.5
                                             --------  -------- --------

       Earnings (loss) before extra-
       ordinary item and cumulative
        effect of accounting changes            (3.6)   (120.0)     90.9
       Extraordinary loss - debt retirement    (25.2)
       Cumulative effect on prior years
        of  changes in accounting for
        postretirement benefits other
        than pensions (net of income
        taxes) in 1993 and income
        taxes in 1992                                    (47.1)   (165.5)
                                             --------  -------- --------

        Net loss                            $  (28.8) $ (167.1) $  (74.6)
                                             ========  ======== ========


       Earnings (loss) per share:
        Earnings (loss) before
         extraordinary item and
         cumulative effect of
         accounting changes                  $   (.14) $  (5.44)$   4.12
        Extraordinary loss - debt
         retirement                             (1.00)
        Cumulative effect of
         accounting changes                               (2.13)   (7.50)
                                             --------  -------- --------

          Net loss                           $  (1.14) $  (7.57)$  (3.38)
                                             ========  ======== ========












                  (See Notes to Consolidated Financial Statements)

       IMC FERTILIZER GROUP, INC.
       CONSOLIDATED BALANCE SHEET
       (Dollars in millions except per share amounts)


                                                         At June 30,
       Assets                                       1994          1993
       ------------------------------------------------------------------
       Current assets:
        Cash and cash equivalents                $  169.0      $  111.6
        Receivables, net                            109.1         145.1
        Inventories
          Products (principally finished)           185.5         120.1
          Operating materials and supplies           67.6          44.2
                                                 --------      --------
                                                    253.1         164.3
        Prepaid expenses                              2.8          12.4
                                                 --------      --------
          Total current assets                      534.0         433.4
       Investment in oil and gas joint venture       19.0          55.0
       Property, plant and equipment              3,394.1       2,422.0
       Accumulated depreciation and depletion    (1,466.7)     (1,095.5)
                                                 --------      --------
        Net property, plant and equipment         1,927.4       1,326.5
       Deferred income taxes                        223.6         187.5
       Other assets                                  74.3          53.2
                                                 --------      --------
       Total assets                              $2,778.3      $2,055.6
                                                 ========      ========


       Liabilities and Stockholders' Equity
       -----------------------------------------------------------------
       Current liabilities:
        Accounts payable                         $  110.3      $   75.9
        Accrued liabilities                          98.0          77.2
        Dividend payable to Mallinckrodt Group Inc.                51.9
        Current maturities of long-term debt          1.1          33.3
                                                 --------      --------
          Total current liabilities                 209.4         238.3
       Long-term debt, less current maturities      688.1         893.4
       Deferred income taxes                        372.6         317.5
       Other noncurrent liabilities                 275.1         176.0
       Minority interest in consolidated
        joint venture                               578.1
       Stockholders' equity:
        Common stock, $1 par value, authorized
          50,000,000 shares; issued 32,232,865 and
          32,156,920 shares in 1994 and 1993,
          respectively                               32.2          32.2
        Capital in excess of par value              736.2         768.4
        Retained earnings (deficit)                  (6.3)         22.5
        Treasury stock, at cost, 2,770,259 and
          10,097,808 shares in 1994 and 1993,
          respectively                             (107.1)       (392.7)
                                                 --------      --------
          Total stockholders' equity                655.0         430.4
                                                 --------      --------
       Total liabilities and stockholders' equity$2,778.3      $2,055.6
                                                 --------      --------

                  (See Notes to Consolidated Financial Statements)

       IMC FERTILIZER GROUP, INC.
       CONSOLIDATED STATEMENT OF CASH FLOWS
       (In millions)

                                                     Years ended June 30,
                                                1994      1993     1992
       ------------------------------------------------------------------
       Cash Flows from Operating Activities
       ------------------------------------
        Net loss                              $ (28.8) $(167.1)  $ (74.6)
        Adjustments to reconcile net loss
         to net cash  provided by operating
         activities:
          Depreciation, depletion and
           amortization                         122.4     61.5      83.3
          Deferred income taxes                   1.6    (78.4)    170.2
          Minority interest in earnings
           of consolidated joint venture         55.1
          Cash distributions in excess of
           equity in operating results of oil
           and gas joint venture (including a
           $20.3 write-down in 1994)             36.1     18.6       9.2
          Postretirement employee benefits        8.4     82.8
          Sterlington litigation settlement              180.0
          Payment of Sterlington litigation
           settlement                           (80.0)  (100.0)
          Loss on insurance claim settlement              11.4
          Gain on sale of ammonia production
           facility                                                (34.2)
          Other charges and credits, net        (42.9)     8.0      (3.9)
          Changes in:
            Receivables, net                     81.2     22.3      17.5
            Inventories                          46.6      3.5       8.8
            Prepaid expenses                      9.5     (2.3)     (2.7)
            Accounts payable                    (32.3)   (18.9)    (34.8)
            Accrued liabilities                 (33.8)     4.8     (16.4)
                                              -------  -------   -------
              Net cash provided by
               operating activities             143.1     26.2     122.4
                                              -------  -------   -------

       Cash Flows from Investing Activities
       ------------------------------------
        Capital expenditures                    (40.7)  (106.1)   (177.7)
        Sales of property, plant and
         equipment (including $81.1 from
         sale of ammonia production
         facility in 1992)                       19.9       .5      81.7
        Investment in oil and gas joint
         venture                                          (3.3)    (21.0)
                                              -------  -------   -------
          Net cash used by investing
           activities                           (20.8)  (108.9)   (117.0)
                                              -------  -------   -------

       Cash Flows from Financing Activities
       ------------------------------------
        Payments of long-term debt             (349.0)   (66.9)   (312.1)
        Proceeds from issuance of long-
        term debt, net                          175.4    246.4     324.3

        Issuances of common stock from
         treasury                               255.5
        Joint venture cash distribution
         to FRP                                (146.8)
        Cash dividends paid                              (17.8)    (23.8)
                                              -------  -------   -------
          Net cash (used) provided by
           financing activities                 (64.9)   161.7     (11.6)
                                              -------  -------   -------

       Net increase (decrease) in cash
        and cash equivalents                     57.4     79.0      (6.2)
       Cash and cash equivalents -
        beginning of year                       111.6     32.6      38.8
                                              -------  -------   -------
       Cash and cash equivalents -
        end of year                           $ 169.0  $ 111.6   $  32.6
                                              =======  =======   =======




       Supplemental cash flow disclosures:
        Interest paid                         $  78.0  $  73.0   $  67.2
        Income taxes (refunded) paid          $  (4.8) $   8.8   $  53.8
       Supplemental schedule of non-cash
        investing and financing activities:
        Issuances of common stock for
         compensation awards                  $   3.2            $   8.9

                  (See Notes to Consolidated Financial Statements)

       IMC FERTILIZER GROUP, INC.
       CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
       (In millions except per share amounts)


                                            Capital     Retained
                                Common     in Excess    Earnings  Treasury
                                 Stock    of Par Value  (Deficit)  Stock
       --------------------------------------------------------------------

       Balance at June 30, 1991 $  31.7    $ 751.8     $ 305.8   $(390.7)

        Net loss                                         (74.6)
        Dividends ($1.08 per share)                      (23.8)
        Restricted stock awards      .2       10.8                   (.8)
        Stock options exercised      .2        5.4                   (.3)
        Acquisition of shares                                        (.3)
                                -------    -------     -------   -------
       Balance at June 30, 1992    32.1      768.0       207.4    (392.1)

        Net loss                                        (167.1)
        Dividends ($.81 per share)                       (17.8)
        Restricted stock awards      .1         .3                   (.6)
        Stock options exercised                 .1
                                -------    -------     -------   -------
       Balance at June 30, 1993    32.2      768.4        22.5    (392.7)

        Net loss                                         (28.8)
        Issuances of common stock            (34.1)                289.7
        Restricted stock awards                1.7                  (4.1)
        Stock options exercised                 .2
                                -------    -------     -------   -------
       Balance at June 30, 1994 $  32.2    $ 736.2     $  (6.3)  $(107.1)
                                =======    =======     =======   =======






















                  (See Notes to Consolidated Financial Statements)

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (Dollars in millions except as otherwise indicated)


       1.  Business of the Company
           -----------------------
           IMC Fertilizer Group, Inc. (the Company), which operates in a single industry segment, is engaged in the mining, processing, production and sale of phosphate rock and potash, two basic crop nutrient materials, and in the production and sale of concentrated phosphates. The Company also produces crop nutrient products for retail distribution and, through interests in two joint ventures, produces sulphur and oil & natural gas.


       2.  Accounting Policies
           -------------------

       Basis of Presentation
       ---------------------
           The consolidated financial statements include the accounts of IMC Fertilizer Group, Inc. and all subsidiaries which are more than 50 percent owned and controlled. The consolidated financial statements also include the accounts of IMC-Agrico Company, a joint venture partnership with FRP formed on July 1, 1993. The Company also consolidates its proportionate share of the assets and liabilities of the Company's sulphur venture, while its 25 percent investment in its oil and natural gas venture is accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the consolidated financial statements for periods prior to June 30, 1994 have been reclassified to conform to the current presentation. The Company's fiscal year ends June 30.

       Cash Equivalents
       ----------------
           The Company considers all highly liquid investments with a maturity date of three months or less when purchased to be cash equivalents which are reflected at their approximate fair value. The effect of foreign currency exchange rate fluctuations on the total cash and cash equivalents balance was not significant.

       Inventories
       -----------
           Inventories are valued at the lower of cost or market (net realizable value). Cost for substantially all inventories is determined on a cumulative annual average basis.

       Property, Plant and Equipment
       -----------------------------
           Property, plant and equipment are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and improvements are capitalized; maintenance and repair expenditures are charged to operations when incurred.

           Depreciation and depletion expenses for mining and production operations, including mineral interests, are determined using the unit-of-production method based on estimates of recoverable reserves. Other asset classes or groups are depreciated or amortized on a straight-line basis over their estimated useful lives as follows: buildings, 17 to 50 years; machinery and equipment, five to 25 years.

       Accrued Reclamation Costs
       -------------------------
           The Company is subject to various laws and regulations which require the reclamation of certain mineral and related properties. The cost of restoring lands disturbed by mining and concentrated phosphate production activities includes earthmoving, dewatering and revegetation activities. The Company accrues for reclamation costs in accordance with approved reclamation plans using estimates of future expenditures based on an inflation rate of 3 percent and discount rates approximating 7 percent at June 30, 1994. As reclamation laws and regulations change, revisions to current estimates are made.

       Earnings Per Share
       ------------------
           Earnings per share are based on the weighted average number of shares and equivalent shares outstanding. Shares used in the calculations were 25,256,999, 22,082,053 and 22,068,090 shares for the years ended June 30, 1994, 1993 and 1992, respectively. Fully diluted earnings per share are not significantly different from primary earnings per share and, accordingly, are not presented.


       3.  Joint Venture Partnership
           -------------------------
           On July 1, 1993, IMCF and FRP entered into a joint venture partnership in which both companies contributed their respective phosphate businesses to create IMC-Agrico Company, a Delaware general partnership, in return for a 56.5 percent and a 43.5 percent economic interest, respectively, in the Partnership. The estimated fair value of the assets contributed by the Company was $1.2 billion. The activities of the Partnership, which is operated by the Company, include the mining and sale of phosphate rock, and the production, distribution and sale of concentrated phosphates, uranium oxide and related products.

           For financial reporting purposes, the acquisition of 56.5 percent of FRP's phosphate business net assets is being accounted for using the purchase method. This transaction resulted in a deferred gain of $62.7 million which is recognized in the Consolidated Statement of Operations as the related FRP assets are being used in operations, generally over 20 years. Other operating income and expense, net included $16.0 million of such gain (including $12.7 million related to finished goods inventory) for the year ended June 30, 1994. FRP's 43.5 percent interest in the Partnership has been reported as minority interest in consolidated joint venture on the Company's Consolidated Balance Sheet; and the earnings therefrom have been reported as minority interest in earnings of consolidated joint venture on the Company's Consolidated Statement of Operations.

           The Partnership makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership agreement. For the year ended June 30, 1994, distributable cash generated by the Partnership totaled $257.9 million, of which $149.1 million was distributed to FRP, including $19.5 million to be distributed in August 1994.

           The following summary of the Company's Consolidated Statement of Operations for the years ended June 30, 1994 and 1993 is presented for comparative purposes. For the year ended June 30, 1993, unaudited pro forma Consolidated Statement of Operations data give effect to formation of the joint venture partnership as if the formation occurred on July 1, 1992.

                                                      Years ended June 30,
                                                   --------------------------
                                                                   Pro forma
       (In millions except per share amounts)             1994        1993
       ----------------------------------------------------------------------
                                                                  (Unaudited)
       Net sales                                        $1,441.5    $1,470.3
       Operating earnings (loss)                           167.3      (169.9)
       Earnings (loss) before minority interest,
        income taxes, extraordinary item and
        cumulative effect of accounting change              62.9      (217.7)
       Minority interest in earnings (loss) of
        consolidated joint venture                          55.1       (11.5)
                                                        --------    --------

       Earnings (loss) before income taxes,
        extraordinary item and cumulative effect
        of accounting change                                 7.8      (206.2)
       Loss before extraordinary item and
         cumulative effect of accounting change             (3.6)     (137.9)
       Extraordinary loss - debt retirement                (25.2)
       Cumulative effect of accounting change                          (47.1)
                                                        --------    --------
       Net loss                                         $  (28.8)   $ (185.0)
                                                        ========    ========

       Net loss per share:
       Loss before extraordinary item and
        cumulative effect of accounting change          $   (.14)   $  (6.25)
       Extraordinary loss - debt retirement                (1.00)
       Cumulative effect of accounting change                          (2.13)
                                                        --------    --------
       Net loss                                         $  (1.14)   $  (8.38)
                                                        ========    ========


       4.  Sterlington Litigation
           ----------------------
           Operating earnings for the year ended June 30, 1993 included a charge of $169.1 million, net of insurance recoveries and legal fees, which reflected settlement of a lawsuit with Angus for damages arising out of an explosion at a nitroparaffins plant in Sterlington, Louisiana. The Company is defending other lawsuits for property damage and personal injury arising out of this explosion and has established a reserve to cover the estimated cost of resolving the remaining lawsuits. See Note 19 for further discussion of this litigation.


       5.  Other Non-Recurring Operating Items
           -----------------------------------
           In addition to the amortization of the deferred gain discussed in
       Note 3, other operating income and expense, net, in 1994, included a gain of $5.5 million from the Partnership's sale of its Florida cattle ranch. In 1993, other operating income and expense, net included charges of $32.4 million from the settlement of a claim relating to losses arising out of a water inflow at one of the Company's potash mines in Canada and $3.0 million from the settlement of an environmental issue. 1993 also included a gain of $8.1 million from the resolution of a contract dispute with a major uranium oxide customer. In 1992, other operating income and expense, net included a gain of $34.2 million from the Company's sale of its Sterlington, Louisiana, ammonia production facility and a charge of $5.3 million from the temporary shutdown and mothballing of the Company's uranium production facilities.


       6.  Write-Down of Investment in Oil and Gas Joint Venture
           -----------------------------------------------------
           The Company's investment in its oil and gas joint venture is subject to a quarterly ceiling limitation test based on a computed value of the Company's share of future net revenues from proved reserves using current prices. Due to the low price of crude oil at December 31, 1993, the Company was required to reduce the carrying value of its investment in its oil and gas joint venture. As a result, the Company recorded a charge of $20.3 million to reflect this reduction.


       7.  Receivables, Net
           ----------------
           Accounts receivable at June 30 were as follows:
                                                      1994           1993
                                                    -------        -------
            Trade accounts                         $ 94.5         $ 68.9
            Non-trade:
             Insurance claim                                        43.3
             Foreign, state and local income taxes                  14.3
             Other                                   16.8           20.7
                                                   ------         ------
                                                    111.3          147.2
            Less:
              Allowances                              2.2            2.1
                                                   ------         ------
                                                   $109.1         $145.1
                                                   ======         ======


       8.  Property, Plant and Equipment
           -----------------------------
           The Company's investment in property, plant and equipment (at cost) at June 30 is summarized as follows:
                                                     1994           1993
                                                  ----------     ----------
              Land                               $   79.8       $   19.7
              Mineral properties and rights         488.4          352.1
              Buildings and leasehold improvements  406.0          342.1
              Machinery and equipment             2,383.9        1,468.8
              Construction in progress               36.0          239.3
                                                --------        --------

                                                  3,394.1        2,422.0
              Accumulated depreciation            1,325.3        1,004.9
              Accumulated depletion                 141.4           90.6

                                                --------        --------
                                                  1,466.7        1,095.5
                                                --------        --------
              Net property, plant and equipment  $1,927.4       $1,326.5
                                                ========        ========


       9.  Accrued Liabilities
           -------------------
           Accrued liabilities at June 30 were as follows:
                                                     1994           1993
                                                    ------         ------
              Salaries, wages and bonuses           $19.2         $14.6
              Taxes other than income taxes          16.2          11.8
              Land reclamation                       13.5           5.7
              Interest                                8.0           5.4
              Income taxes                            4.4          10.0
              Other                                  36.7          29.7
                                                    -----         -----
                                                    $98.0         $77.2
                                                    =====         =====


       10. Long-Term Debt
           --------------
           Long-term debt at June 30 consisted of the following:

                                                       1994         1993
                                                     -------      -------
           10.125% Senior notes, due 2001           $116.5       $135.0
           10.75% Senior notes, due 2003             113.6        125.0
           9.25% Senior notes, due 2000              111.2
           6.25% Convertible subordinated notes,
            due 2001                                 115.0        115.0
           9.45% Senior debentures, due 2011         100.0        100.0
           7.525% Industrial revenue bonds,
            due 2015                                  75.0         75.0
           7.7% Industrial revenue bonds, due 2022    25.6
           11.25% Notes, due in annual installments               220.0
           8% Note, due in quarterly installments                  80.0
           Other debt                                 32.3         76.7
                                                    ------       ------
                                                     689.2        926.7
           Less current maturities                     1.1         33.3
                                                    ------       ------
                                                    $688.1       $893.4
                                                    ======       ======

          On June 30,1994, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the Consolidated Balance Sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, ``
        Disclosures About the Fair Value of Financial Instruments,'' and was estimated by discounting the future cash flows using rates currently available to the Company for debt instruments with similar terms and remaining maturities.

          In June 1993, the Company entered into an agreement with a group of banks to provide the Company with an unsecured revolving credit facility (the Working Capital Facility) under which the Company may borrow up to $100 million for general corporate purposes until June 30, 1996. Borrowings under the Working Capital Facility are limited to $25 million during a specified period in any year and bear interest at rates based on a base rate, a three-month certificate of deposit rate or a Federal Funds rate. There is a 1/2 percent commitment fee on the unused portion of the credit line. At June 30, 1994, $29.6 million was drawn down in the form of standby letters of credit principally to support the industrial revenue bonds and other debt and credit risk guarantees. There were no other borrowings under the Working Capital Facility at June 30, 1994.

          In February 1994, the Partnership entered into an agreement with a group of banks to provide the Partnership with a $75 million credit facility (the Partnership Working Capital Facility). The Partnership Working Capital Facility, which has a letter of credit subfacility for up to $25 million, provides for a three year maturity. Borrowings under the Partnership Working Capital Facility are unsecured with a negative pledge on substantially all of the Partnership's assets. Borrowings under the Partnership Working Capital Facility bear interest at rates based on a base rate or an adjusted Eurodollar rate. The Partnership Working Capital Facility has minimum net Partners' capital, fixed charge and current ratio requirements, and places limitations on indebtedness of the Partnership and restricts the ability of the Partnership to make cash distributions in excess of Distributable Cash (as defined). At June 30, 1994, the Partnership was in compliance with all of the covenants governing this agreement. There is a 1/4 percent commitment fee on the unused portion of the credit line. At June 30, 1994, the Partnership had drawn down $4.9 million under the letter of credit subfacility and had no borrowings under the remainder of the Partnership Working Capital Facility.

          In October 1993, the Company completed its purchase of $220 million principal amount of its 11.25 percent Notes for $248.1 million which were originally scheduled to be due in annual installments from 1995 to 2004. The Notes were redeemed with the proceeds from the sale, on the same date, of $160 million of 9.25 percent Senior Notes due 2000 and 3,450,000 shares of common stock. In connection with this purchase, the Company recorded an extraordinary loss of $23.8 million, net of income taxes, for the redemption premium incurred and write-off of previously deferred finance charges.

          In May 1994, the Company completed a public offering of 4,000,000
       shares of common stock.   Net proceeds of this offering were used to
       purchase the Company's 8 percent Note and portions of its 9.25 percent Senior Notes due 2000, 10.125 percent Senior Notes due 2001, and 10.75 percent Senior Notes due 2003. In connection with these purchases, the Company recorded an extraordinary loss of $1.4 million, net of income taxes, for the write-off of previously deferred finance charges associated with the Senior Notes, partially offset by a discount realized on the purchase of such Notes.

          Assuming the debt purchase and common stock offerings in the preceding two paragraphs had occurred on July 1, 1993, the pro forma net loss for the year ended June 30, 1994 would have been $17.5 million, or $.59 per share, reflecting the increased number of shares outstanding, interest savings on lower debt balances, and the extraordinary charge.

           The Senior Notes and the Working Capital Facility contain provisions which (i) restrict the Company's ability to make capital expenditures and dispose of assets, (ii) limit the payment of dividends or other distributions to stockholders, and (iii) limit the incurrence of additional indebtedness. The Working Capital Facility also contains financial ratios and tests which must be met with respect to interest and fixed charge coverage, tangible net worth, working capital and total debt to capitalization. The Company is currently in compliance with all of the covenants in the indentures and other agreements governing its indebtedness.

           The Convertible Subordinated Notes are exchangeable for approximately 1.8 million shares of the Company's common stock at $63.50 per share.

           Scheduled maturities of long-term debt for the next five years are as follows:

                   1995                         $1.1
                   1996                          8.8
                   1997                          1.7
                   1998                          1.8
                   1999                          2.0


       11. Interest Charges
           ----------------
           The Company capitalizes interest costs relating to the financing of major projects under development. All other interest is expensed as incurred.
                                            1994      1993      1992
                                           -----     -----     -----
              Amount charged to expense   $81.0     $44.8     $44.5
              Amount capitalized             .7      19.4      19.2
                                          -----     -----     -----
                                          $81.7     $64.2     $63.7
                                          =====     =====     =====






       12. Other Noncurrent Liabilities
           ----------------------------
           Other noncurrent liabilities at June 30 were as follows:

                                            1994      1993
                                          -------   ------
              Postretirement employee
               benefits                    $ 91.2    $ 82.8
              Land reclamation               85.2      51.4
              Deferred gain                  46.7
              Other                          52.0      41.8
                                           ------    ------
                                           $275.1    $176.0
                                           ======    ======


       13. Pension Plans
           -------------

           The Company has non-contributory pension plans that cover substantially all of its employees. Benefits are based on a combination of years of service and compensation levels, depending on the plan. Generally, contributions to the U.S. plans are made to meet minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), while contributions to Canadian plans are made in accordance with Pension Benefits Acts, instituted by the provinces of Saskatchewan and Ontario.

           Employees in the United States whose pension benefits exceed ERISA limitations are covered by a supplementary non-qualified, unfunded pension plan which is provided for by charges to earnings sufficient to meet the projected benefit obligation.

           The components of net pension expense, computed actuarially, were as follows:

                                     U.S. Plans      Canadian Plans
                                -------------------- --------------------
                                 1994  1993    1992   1994   1993   1992
                                ------------  -----  ------ ------ ------
           Service cost for
            benefits earned
            during the year    $  7.9 $  5.6 $  5.7 $  1.0 $   .9 $   .8
           Interest cost on
            projected benefit
            obligation           10.6   11.0   10.9    2.5    2.4    2.2
           Return on plan assets (4.8) (12.3) (15.2)  (2.5)  (2.5)  (3.0)
           Net amortization and
            deferral             (4.7)   5.0    7.0     .3     .3     .2
                              ------  ------ ------ ------ ------ ------
           Net pension expense $  9.0 $  9.3 $  8.4 $  1.3 $  1.1 $   .2
                              ======  ====== ====== ====== ====== ======

           Net pension expense for U.S. plans, in 1993, included $1.6 million related to the settlement of certain pension obligations.

           The plans' assets consist mainly of corporate equity and U.S. government and corporate debt securities, and units of participation in a collective short-term investment fund.

           In a number of these plans, the plan assets exceed the accumulated benefit obligations (overfunded plans) and in the remainder of the plans, the accumulated benefit obligations exceed the plan assets (underfunded plans).

           The funding status of the Company's pension plans, including Canadian plans and amounts recognized in the Consolidated Balance Sheet, was as follows:

                                              Overfunded      Underfunded
                                                Plans           Plans
                                            -----------    ------------
                                             1994   1993    1994    1993
                                            ------ ------  ------  ------
           Plans' assets at fair value     $119.0  $124.5 $ 26.4  $ 22.4

           Actuarial present value of
             projected benefit obligations:
            Vested benefits                  95.0    88.4   33.2    27.6

            Non-vested benefits                .6      .5     .2      .9
                                           ------  ------ ------  ------
            Accumulated benefit obligations  95.6    88.9   33.4    28.5
            Projected future salary
             increases                       33.7    31.6    9.2     3.4
                                           ------  ------ ------  ------
            Total projected benefit
             obligations                    129.3   120.5   42.6    31.9
                                           ------  ------ ------  ------
           Plans' assets in excess of
            (less than) projected benefit
            obligations                     (10.3)    4.0  (16.2)   (9.5)
           Items not yet recognized in
            earnings:
            Unrecognized net (gain) loss       .1    (9.9)  (2.9)    (.1)
            Unrecognized transition
             (asset) liability                (.8)   (1.1)   (.1)     .1
            Unrecognized prior service
             cost                             7.2     4.4   13.5     5.9
            Additional minimum liability                    (8.4)   (3.4)
                                           ------  ------ ------  ------
           Accrued pension liability       $ (3.8) $ (2.6)$(14.1) $ (7.0)
                                           ======  ====== ======  ======

                                                    1994    1993   1992
                                                    ----    ----   ----
           Significant actuarial assumptions were as follows:
            Discount rate                           8.4%    8.6%   8.6%
            Long-term rate of return on assets:
              U.S. plans                            7.5%    9.0%   9.0%
              Canadian plans                        9.5%   10.0%  12.6%
                                                    ----   ----    ----
                                                    7.9%    9.2%   9.7%
                                                    ====   ====    ====

            Rate of increase in compensation levels 5.3%    5.3%   6.1%

       14. Other Postretirement Plans
           --------------------------
           The Company provides certain health care benefit plans for retired employees. The plans may be either contributory or non-contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees are not vested and such benefits are subject to change. Health care benefits of those employees who retired prior to February 1, 1988 are paid by Mallinckrodt Group Inc.; the Company is charged for one-half of such costs, not exceeding $.8 million in any fiscal year.

           The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" effective July 1, 1992. This statement required that the cost of providing other postretirement benefits (OPEBS) be accrued during the active service period of the employees. The Company recognized a $75.9 million liability for OPEBS as of July 1, 1992 and recorded an after-tax charge of $47.1 million for the cumulative effect of this accounting change. This change increased the 1993 loss before accounting changes by $6.9 million, $4.3 million after taxes, or $.19 per share.

           The components of OPEBS expense for years ending June 30 were as follows:

                                                 1994      1993
                                                 ----      ----
           Service cost                          $1.5      $2.3
           Interest cost                          5.2       6.3
           Net amortization and deferral         (1.6)
                                                 ----      ----
                                                 $5.1      $8.6
                                                 ====      ====

           Prior to 1993, the Company recognized expense in the year health claims were paid. The total cost to the Company of all postretirement health care costs was $1.7 million for the year ended June 30, 1992.

           On July 1, 1993, the Company amended its postretirement plans in an effort to control cash outlays while protecting the interests of those employees who have retired or will retire in the near future. This plan amendment had the effect of reducing the accumulated postretirement benefit liability on July 1, 1993 by $15.9 million. As a result, OPEBS expense was reduced by $1.1 million to reflect the amortization of this plan change over 13.8 years.

           The significant assumptions used in determining postretirement benefit costs were as follows:

                                                 1994      1993
                                                 ----      ----
           Discount rate                         8.4%      8.5%
           Health care trend rate:
            Under age 65                        10.4%     15.0%
            Over age 65                          7.0% (1)  8.2% (1)

           (1)  Decreasing gradually to 5.5% in 2003 and thereafter.

           If the health care trend rate assumptions were increased by 1.0 percent, the accumulated postretirement benefit obligation would increase by 5.9 percent and 10.0 percent as of June 30, 1994 and 1993, respectively. This would have the effect of an 8.2 percent and 11.0 percent increase on OPEBS expense in 1994 and 1993, respectively.

           The components of the Company's postretirement benefit liability at June 30 were as follows:
                                                  1994         1993
                                                 ------       ------
           Retirees                              $29.3       $35.6
           Actives:
            Fully eligible                        11.6        15.3
            Not-fully eligible                    23.3        31.9
                                                -----        -----
                Total                             64.2        82.8

           Items not yet recognized in earnings:
            Unrecognized prior service cost       14.3
            Unrecognized net gain                 12.7
                                                -----        -----

           Accrued postretirement benefits
            liability                            $91.2       $82.8
                                                =====        =====

       15. Income Taxes
           ------------
           The Company adopted SFAS No. 109, "Accounting for Income Taxes," effective July 1, 1991. The cumulative effect of this accounting change decreased 1992 earnings by $165.5 million.

           Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

           Significant components of the Company's deferred tax liabilities and assets at June 30 were as follows:
                                                  1994         1993
                                                --------     --------
           Deferred tax liabilities:
            Tax over book depreciation          $315.2      $280.5
            Taxes on undistributed foreign
             earnings                             29.8        31.0
            Other liabilities                     27.6         6.0
                                                ------      ------
              Total deferred tax liabilities     372.6       317.5
                                                ------      ------

           Deferred tax assets:
            Net operating loss carryforwards     105.6        29.5
            Postretirement benefit reserves       33.4        31.4
            Sterlington litigation settlement     29.9        51.6
            Reclamation and decommissioning
             reserves                             25.8        25.1
            Alternative minimum tax credit
             carryforward                          9.3        25.3
            Other assets                          19.6        24.6
                                                ------      ------
              Total deferred tax assets          223.6       187.5
                                                ------      ------

              Net deferred tax liabilities      $149.0      $130.0
                                                ======      ======

           At June 30, 1994, the Company had net operating loss carryforwards for U.S. federal tax purposes of $264.5 million. If not utilized against taxable income, $83.2 million of the federal tax loss carryforwards will expire in 2008 and $181.3 million will expire in 2009. The tax benefit of these loss carryforwards has been provided in the 1994 and 1993 Consolidated Balance Sheets as deferred tax assets.

           The provision (credit) for income taxes consisted of the following:

                                             1994         1993     1992
                                           --------     -------- --------
           Current
            Federal                        $(24.0)     $(15.2)  $ 24.4
            State and local                   1.2         1.4      6.5
            Foreign                          13.8        10.0     12.4
                                           ------      ------   ------
                                             (9.0)       (3.8)    43.3
           Deferred
            Federal                          16.9       (34.3)     3.3
            State and local                  (3.8)      (13.1)     1.4

            Foreign                           7.3        (6.1)     2.5
                                           ------      ------   ------
                                             20.4       (53.5)     7.2
                                           ------      ------   ------

                                           $ 11.4      $(57.3)  $ 50.5
                                           ======      ======   ======

          The components of earnings (loss) before income taxes, accounting changes and extraordinary loss, and the effects of significant adjustments to tax computed at the federal statutory rate were as follows:

                                              1994       1993      1992
                                            --------   --------  --------
       Domestic                            $ (23.0)   $(175.5) $ 112.1
       Foreign                                30.8       (1.8)    29.3
                                           -------    -------  -------
        Earnings (loss) before income
          taxes, accounting changes and
          extraordinary loss               $   7.8    $(177.3) $ 141.4
                                           =======    =======  =======

       Computed tax at the federal statutory
        rate of 35% (34% in 1993 and 1992) $   2.7    $ (60.3) $  48.1
       Foreign income and withholding taxes   10.3        4.5      5.0
       Percentage depletion                   (7.4)      (9.4)   (10.7)
       Deferred tax adjustment for the effect
        of changes in U.S. corporate tax rates 4.1
       Federal taxes on undistributed
         foreign earnings                      2.9        5.6      3.9
       State income taxes, net of federal
         income tax benefit                   (1.7)      (7.7)     6.3
       Sterlington litigation settlement                  3.3
       Other items (none in excess of 5%
         of computed tax)                       .5        6.7     (2.1)
                                           -------    -------  -------

        Provision (credit) for income
         taxes                             $  11.4    $ (57.3) $  50.5
                                           =======    =======  =======

       Effective tax rate                    146.2%      32.3%    35.7%
                                           =======    =======  =======

           The effective tax rate for 1994 reflected the write-down of an investment in an oil and gas venture (see Note 6) and a deferred tax adjustment resulting from an increase in U.S. corporate income tax rates. If these items were excluded, the Company's effective tax rate would have been 53.9 percent.

           U.S. income and foreign withholding taxes are provided on the earnings of foreign subsidiaries that are expected to be remitted to the extent that taxes on the distribution of such earnings would not be offset by foreign tax credits. The Company has no present intention of remitting undistributed earnings of foreign subsidiaries aggregating $105.0 million at June 30, 1994, and accordingly, no deferred tax liability has been established relative to these earnings.

       16. Capital Stock
           -------------
           Changes in the number of shares of common stock issued and in treasury were as follows:
                                        1994         1993        1992
                                     ----------   ----------  ----------
           Common stock issued
            Balance, beginning of
             year                  32,156,920   32,130,080  31,734,930
            Stock options exercised     5,565        8,675     205,700
            Award of restricted
             shares                    70,380       18,165     189,450
                                   ----------   ----------  ----------
            Balance, end of year   32,232,865   32,156,920  32,130,080
                                   ----------   ----------  ----------

           Treasury common stock
            Balance, beginning of
             year                  10,097,808   10,082,779  10,063,465
            Common stock issued    (7,450,000)
            Purchases                 122,451       15,029      19,314
                                   ----------   ----------  ----------
            Balance, end of year    2,770,259   10,097,808  10,082,779
                                   ----------   ----------  ----------
           Common stock outstanding,
            end of year            29,462,606   22,059,112  22,047,301
                                   ==========   ==========  ==========

           On October 5, 1993 and May 5, 1994, the Company completed public offerings of 3,450,000 shares and 4,000,000 shares of common stock at $34.50 and $37.00 per share, respectively. Net proceeds of these offerings, net of issuance costs and expenses, were used to reduce long-term indebtedness.

           Pursuant to a Shareholders Rights Plan adopted by the Company in June 1989, a dividend of one preferred stock purchase right (a Right) for each outstanding share of common stock of the Company was issued on July 12, 1989 to shareholders of record on that date. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Junior Preferred Stock, Series C, par value $1.00 per share, at a price of $150. This preferred stock is designed to participate in dividends and vote on essentially equivalent terms with a whole share of common stock. The Rights become exercisable apart from the common stock only if a person or group acquires 20 percent or more of the common stock or makes a tender offer for 20 percent or more of the outstanding common stock. However, the Rights do not become exercisable if a person or group becomes the owner of 20 percent or more of the common stock as a result of the purchase of common stock by the Company to reduce the number of shares outstanding and increase the proportionate number of shares owned by such person or group to 20 percent or more, unless such person or group subsequently becomes the owner of any additional shares of the common stock. In addition, upon the acquisition by a person or group of 20 percent or more of the common stock, each Right will entitle the holder to purchase, at the then-current exercise price of the Right, a number of shares of common stock having a market value at that time of twice the exercise price. The Rights may be redeemed at a price of $.01 per Right under certain circumstances prior to their expiration on June 21, 1999. No event during 1994 made the Rights exercisable.

       17. Stock Plans
           -----------
           A non-qualified stock option plan adopted in 1988, as amended, provides for the granting of options to purchase up to two million shares of common stock at prices not less than 100 percent of market price at the date of the grant. Options are exercisable over 10 years beginning one year after the date of the grant and are limited to 50 percent during the second year. A total of 1,630,974 shares was granted under this plan through June 30, 1994.

           Information on options follows:
                                      1994        1993         1992
                                   ---------   ---------    ---------
           Outstanding, beginning
            of year                 442,430     476,285      373,980
           Granted                  428,650                  343,100
           Exercised                 (5,565)     (8,675)    (205,700)
           Cancelled                 (7,360)    (25,180)     (35,095)
                                   --------    --------     --------
           Outstanding, end of
            year                    858,155     442,430      476,285
                                   ========    ========     ========

           Price range        $22 to $51.125 $22 to $51.125$22 to $51.125
           At June 30
            Exercisable             431,805     299,430      165,185
            Available for
             future grants          369,026     738,245      716,201

           The average purchase price of outstanding stock options at June 30, 1994 was $39.76 per share, based on an aggregate purchase price of $34.1 million. Outstanding stock options will expire over a period ending no later than December 16, 2003.

           The Company also adopted a long-term incentive plan in 1991 under which officers and key managers were awarded shares of restricted common stock of the Company and contingent stock units. Under the plan, these shares and units vested in whole or in part during and at the end of a three-year performance period which ended June 30, 1994. Out of a total of 207,615 shares of restricted common stock which was awarded under this plan, 122,451 shares did not vest and were cancelled, due to the non-attainment of objectives during the performance period.

           In fiscal 1994, the Company adopted a new long-term performance incentive plan beginning January 1, 1994. A total of 70,380 shares of restricted common stock was awarded under this plan. In accordance with these awards, shares of restricted common stock and contingent stock units will vest in whole or in part during and at the end of the three-year performance period ending June 30, 1997.


       18. Commitments
           -----------
           The Company leases various types of properties, including buildings, railcars, data processing equipment, and machinery and equipment through operating leases. Included in selling, general and administrative expenses in 1992 is a charge of $3.2 million relating to the cancellation and buy out of equipment leases.

           Summarized below is a schedule of future minimum lease payments under non-cancellable operating leases as of June 30, 1994:

           1995                               $16.7
           1996                                15.6
           1997                                11.9
           1998                                10.1
           1999                                 9.2
           Subsequent years                    20.1
                                             -----
           Future minimum lease payments      $83.6
                                             =====

           Rental expense charged to earnings for 1994, 1993 and 1992 amounted to $21.9 million, $18.3 million and $25.0 million, respectively.

           The Company participated in a consortium that won bids in 1988 on 11 federal off-shore sulphur leases in the Gulf of Mexico. Sulphur was subsequently discovered in one of these leases and is being extracted under a joint venture agreement with FRP and Felmont Oil Corporation. In connection with these leases, three of which still remain unexplored, the Company has committed to contribute its share of costs incurred in exploration and development of the remaining unexplored leases. The Company has issued collateral mortgage notes totaling $145.8 million which will become effective only if the Company fails to meet its obligations under the Joint Operating Agreement covering each remaining lease.

           The Company's Canadian subsidiary is committed under a service agreement with PCS to produce annually from mineral reserves specified quantities of potash for a fixed fee plus a pro rata share of production and capital costs. The agreement extends through June 30, 1996 and is renewable at the option of PCS for six additional five-year periods. Potash produced for PCS may, at PCS's option, amount to an annual maximum of approximately one-fourth of the Canadian subsidiary's production capacity. During 1994, production of potash for PCS amounted to 500,000 tons, or 17 percent of tons produced.


       19. Contingencies
           -------------
           Since December 1985, the Company has experienced an inflow of water into one of its two interconnected potash mines in Saskatchewan, Canada. The long-term trend of the water inflow has caused the Company to consider alternatives to its current mining operations and studies are under way in this regard. Any solution to the water inflow situation at the mines could result in substantial capital expenditures.

           In 1993, Angus filed, but has not yet served, a lawsuit in Louisiana against the Company and two of its excess liability insurers seeking damages in addition to those paid in the Sterlington litigation discussed in Note 4. The Company has been informed by counsel to Angus that the suit seeks damages allegedly related to (i) direct action claims against two of the Company's insurers, with one of which there is an agreement which that insurer might assert requires the Company to indemnify such insurer, (ii) third party claims against Angus, and
       (iii) sums already paid by Angus to third parties. The Company believes that there are substantial defenses to the direct action claims against its insurers and the claims for sums already paid by Angus to third parties, and that, in any event, the Company's exposure, if any, for such direct action claims is approximately $30 million.

           Later in 1993 the Company filed a lawsuit in Texas against Angus seeking a court determination that the settlement and final judgment (discussed in Note 4) entered in April of 1993 between and among the Company, Angus and its property insurer disposed of the Angus claims described in items (i) and (iii) above. Angus filed a counterclaim seeking reimbursement for sums already paid by Angus to third parties. This lawsuit is still in the discovery phase, with trial of a portion of the case scheduled for October of 1994 and the remaining portion, if necessary, scheduled for February of 1995. The trial judge has ruled that the terms of the April 1, 1993 settlement agreement with Angus do not bar Angus from bringing direct action claims in Louisiana against the Company's insurers, but did not rule as to whether such claims have any merit under Louisiana law. The judge also ruled that the terms of the same settlement agreement do not bar Angus from making claims against the Company for sums already paid to third parties by Angus. Angus' responses to discovery requests indicate that the Company's exposure for sums already paid to third parties is approximately $10 million. Neither of the rulings addressed the question of whether the final judgment acts as a bar to direct action claims by Angus or claims by Angus for sums paid to third parties. The Company intends to vigorously litigate these matters; however, given that the Texas lawsuit is in its early stages and discovery is not complete, the Louisiana lawsuit has not been served, and the uncertainties inherent in litigation, no assurances can be given that the Company will prevail in these matters.

           The Company has been named as a defendant, along with other Canadian and U.S. potash producers, in lawsuits filed in federal court in Minnesota and state court in California. The plaintiffs are purchasers of potash who allege a price fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the lawsuits. Discovery is being conducted with respect to the limited question of whether the court should certify a class or classes of potash purchasers in the Minnesota litigation. The parties in the cases filed in California are awaiting judicial determination as to whether the cases should proceed in federal court in Minnesota or state court in California. While the Company believes that the allegations in the complaints are without merit, until discovery has been completed it is unable to evaluate possible defenses or to make a reliable determination as to potential liability exposure, if any.

           The Company has also received a U.S. grand jury subpoena seeking information related to the sale of potash in the United States from 1986 to the present. The Company is cooperating with the government and is assembling the information needed to comply with the subpoena. As in the civil antitrust matters described above, while the Company does not believe that violations of the antitrust laws have occurred, the Company is unable to predict the outcome of the government investigation or make a reliable determination as to potential exposure, if any.

           The Company also has certain other contingent liabilities with respect to litigation, claims and guarantees of debt obligations to third parties arising in the ordinary course of business. The Company does not believe that any of these contingent liabilities will have a material adverse impact on the Company's financial position.

       20. Operations by Geographic Area
           -----------------------------
           Net operating results of consolidated foreign subsidiaries, before consolidation eliminations, amounted to earnings of $10.0 million in 1994, a loss of $6.0 million in 1993 and earnings of $19.5 million in 1992. Net assets of such subsidiaries were $173.0 million and $220.1 million at June 30, 1994 and 1993, respectively.

            Financial information relating to the Company's operations in various geographic areas was as follows:

                                                      Net Sales
                                        ------------------------------------
                                           1994          1993          1992
                                        ----------    ----------    ---------
            United States                 $1,405.2     $  856.8     $1,019.0
            Canada                           137.5        138.0        145.0
            Other                              1.3          4.2          5.8
            Transfers between geographic
             areas (principally from
             Canada)                        (102.5)      (101.9)      (111.3)
                                          --------     --------     --------
            Consolidated                  $1,441.5     $  897.1     $1,058.5
                                          ========     ========     ========


                               Earnings (Loss)
                             Before Income Taxes,
                             Accounting Changes
                             and Extraordinary Loss      Identifiable Assets
                           ----------------------------
                                                     ---------------------------
                             1994    1993     1992     1994     1993    1992
                           ---------------- -------- -------- ----------------
           United States   $  136.5$ (130.5)$  156.8 $2,565.1 $1,763.9$1,545.8
           Canada             30.8     (1.9)   33.3    223.0    281.4    290.3
           Other               (.4)    2.0      4.8      8.1     12.5     13.8
           Elim
              inations          .4      .7     (3.5)   (17.9)    (2.2)   (11.5)
                           ---------------- --------
           Operating earnings167.3   (129.7)   191.4
           Interest earned
            and other non-
            operating (income)
            and expense, net  23.4     2.8      5.5
           Interest charges   81.0     44.8    44.5
           Minority interest  55.1
                           ---------------- -------- -------- ----------------
           Consolidated    $    7.8$ (177.3)$  141.4 $2,778.3 $2,055.6$1,838.4
                           ================ ======== ======== ================


           Transfers of product between geographic areas were at prices approximating those charged to unaffiliated customers.

           Sales from the United States, as shown in the preceding table, included sales to unaffiliated customers in other geographic areas as follows:

                                          1994         1993         1992
                                         ------       ------       ------
              Far East                  $377.1       $190.7       $208.1
              Latin America              113.0         25.9         37.5
              Europe                       6.6         22.6         22.0
                                        ------       ------       ------
                                        $496.7       $239.2       $267.6
                                        ======       ======       ======

       QUARTERLY RESULTS (UNAUDITED)
       (In millions except per share amounts)



                                                Quarter
                                   ---------------------------------
                                   First     Second  Third    Fourth    Year
       -----------------------------------------------------------------------
       Fiscal 1994
        Net sales                 $  266.4 $  329.0 $  410.5 $  435.6$1,441.5
        Gross margins                  7.4     33.8     77.7     88.7   207.6
        Earnings (loss) before
         income taxes and extra-
        ordinary loss                (24.3)   (26.3)    21.7     36.7     7.8
        Earnings (loss) before
         extraordinary loss          (22.5)    (3.6)     5.4     17.1    (3.6)
        Extraordinary loss -
         debt retirement             (23.8)                      (1.4)  (25.2)
                                  -------- -------- -------- -------- -------
        Net earnings (loss)          (46.3)    (3.6)     5.4     15.7   (28.8)

        Earnings (loss) per
         share:
         Earnings (loss)
          before extra-
          ordinary loss             (1.02)     (.14)     .21     .61     (.14)
         Extraordinary loss -
          debt retirement           (1.08)                      (.05)   (1.00)
                                  -------- -------- -------- -------- -------
         Net earnings (loss)     $  (2.10) $   (.14)$    .21$    .56 $  (1.14)



       -----------------------------------------------------------------------
       Fiscal 1993
        Net sales                 $  220.9 $  197.5 $  222.8 $  255.9$  897.1
        Gross margins                 50.5     31.1     19.7     23.6   124.9
        Earnings (loss) before
         income taxes and
         accounting change            32.8      5.2   (175.5)   (39.8) (177.3)
        Earnings (loss) before
         cumulative effect of
         accounting change            18.6      2.9   (114.8)   (26.7) (120.0)
        Cumulative effect of
        accounting change            (47.1)                             (47.1)
                                  -------- -------- -------- -------- -------
        Net earnings (loss)          (28.5)     2.9   (114.8)   (26.7) (167.1)

        Earnings (loss) per share:
         Earnings (loss) before
          cumulative effect of
          accounting change           .84       .13    (5.20)  (1.21)   (5.44)
         Cumulative effect of
          accounting change         (2.13)                              (2.13)
                                  -------- -------- -------- -------- -------
         Net earnings (loss)     $  (1.29) $    .13 $  (5.20)$  (1.21)$ (7.57)

       ----------------------------------------------------------------------
       Fiscal 1994
           Second quarter results included an after-tax charge of $12.4 million, or $.49 per share, from the write-down of the Company's investment in an oil and gas joint venture due to the low price of crude oil.

           Fourth quarter results included an after-tax gain of $1.9 million, or $.07 per share, from the Partnership's sale of its Florida cattle ranch.

       ----------------------------------------------------------------------
       Fiscal 1993
          Quarterly results for the first three quarters of fiscal 1993 have been restated to reflect the adoption of SFAS No. 106 effective July 1, 1992. This resulted in after-tax charges to operations (before the cumulative effect of the accounting change) of $1.1 million, or $.05 per share, in the first quarter, $1.0 million, or $.05 per share, in the second quarter and $1.1 million, or $.05 per share, in the third quarter.

          First quarter results included an after-tax gain of $5.0 million, or $.23 per share, from the resolution of a contract dispute with a major uranium oxide customer.

          Third quarter results included an after-tax charge of $109.1 million, or $4.94 per share, from the settlement of litigation resulting from the May 1991 explosion at a nitroparaffins plant managed by the Company in Sterlington, Louisiana.

          Fourth quarter results included after-tax charges of $11.4 million, or $.52 per share, from the settlement of an insurance claim arising out of a water inflow at one of the Company's potash mines in Canada and $1.8 million, or $.08 per share, from the settlement of an environmental issue.

       Item 9. Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure.



           Not applicable.



       PART III.



       Item 10.Directors and Executive Officers of the Registrant.

           For information concerning directors of the Registrant, see pages 1 through 4, incorporated herein by reference, of IMC's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 1994. Information concerning executive officers of the Registrant is included in Part I of this report.




       Item 11.Executive Compensation.

           For information concerning management remuneration, see pages 7 through 14, incorporated herein by reference, of IMC's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 1994.




       Item 12.Security Ownership of Certain Beneficial Owners and
       Management.

           For information concerning security ownership of certain beneficial owners and management, see pages 5 and 6, incorporated herein by reference, of IMC's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 1994.




       Item 13.Certain Relationships and Related Transactions.

           For information concerning certain relationships and related transactions, see page 6, incorporated herein by reference, of IMC's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 20, 1994.

       PART IV.



       Item 14.Exhibits, Financial Statement Schedules, and Reports on Form
       8-K.

       (a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

           (1)See index on page 67 for a listing of financial statements and schedules filed with this report.

              Exhibits
           (2)

       Exhibit                              Incorporated Herein  Filed
         No.         Description              By Reference to   Herewith
       ------------------------------------------------------------------

       3.1    Restated Certificate of       Exhibit 3(a) to
              Incorporation, as amended     1990 10-K

       3.2    Bylaws, amended as of July    Company's Report on
              2, 1991, and as currently in  Form 8-K dated July
              effect                        2, 1991

       3.3    Rights Agreement dated June   Exhibit 10.35 to
              21, 1989, with The First      1989 10-K
              National Bank of Chicago
              (including the Shareholder
              Rights Plan)

       4.1    Indenture dated as of         Exhibit 4.4 to the
              December 1, 1991 between the  Company's Form SE
              Registrant and The Bank of    filed on December
              New York, as Trustee,         3, 1991
              relating to $100,000,000
              aggregate principal amount
              of 9.45% Senior Debentures
              due 2011

       4.2    Form of Senior Debentures     Exhibit 4.5 to the
              due 2011                      Company's Form SE
                                            filed on December
                                            3, 1991

       4.3    Indenture dated as of         Exhibit 4.6 to the
              December 1, 1991 between the  Company's Form SE
              Registrant and The Bank of    filed on December
              New York, as Trustee,         3, 1991
              relating to $115,000,000
              aggregate principal amount
              of 6 1/4% Convertible
              Subordinated Notes due 2001

       4.4    Form of Convertible           Exhibit 4.7 to the
              Subordinated Notes due 2001   Company's Form SE
                                            filed on December
                                            3, 1991

       Exhibit                              Incorporated Herein  Filed
         No.         Description              By Reference to   Herewith
       ------------------------------------------------------------------

       4.5    Supplemental Indenture,       Exhibit 4.5 to the
              dated as of June 29, 1993,    Company's
              between the Registrant and    Registration
              The Bank of New York, as      Statement on Form
              Trustee, relating to the      S-4, (No. 33-49795)
              Senior Debentures

       4.6    Supplemental Indenture,       Exhibit 4.6 to the
              dated as of June 29, 1993,    Company's
              between the Registrant and    Registration
              The Bank of New York, as      Statement on Form
              Trustee, relating to the      S-4, (No. 33-49795)
              Convertible Subordinated
              Notes

       4.7    Indenture, dated as of June   Exhibit 4.7 to the
              15, 1993, between IMC         Company's
              Fertilizer Group, Inc. and    Registration
              NationsBank of Georgia,       Statement on Form
              National Association, as      S-4, (No. 33-49795)
              Trustee

       4.8    First Supplemental            Exhibit 4.1 to the
              Indenture, dated as of        Company's Report on
              October 13, 1993, between     Form 8-K dated
              IMC Fertilizer Group, Inc.    October 12, 1993
              and NationsBank of Georgia,
              National Association, as
              Trustee

       10.1   Intercorporate Agreement      Exhibit 10.1 to the
              dated as of July 1, 1987, by  Company's
              and between Mallinckrodt and  Registration
              IMC Fertilizer, Inc. with     Statement on Form
              Exhibits, including the       S-1, (Amendment No.
              Restated Certificate of       2)
              Incorporation of IMC          (No. 33-17091)
              Fertilizer Group, Inc., as
              amended; Bylaws of IMC
              Fertilizer Group, Inc.;
              Preliminary Agreement for K-
              2 Advances; Registration
              Rights Agreement; Services
              Agreement; Management
              Services Agreement;
              Agreement regarding
              Pollution Control and
              Industrial Revenue Bonds;
              License Agreement; office
              lease and sublease;
              management agreements;
              supply agreements; supply
              agreements; and
              transportation service
              agreements

       10.2   Supply agreements (Included   Exhibit 10.1 to the
              in Exhibit 10.1)              Company's
                                            Registration
                                            Statement on Form
                                            S-1, (No. 33-17091)

       Exhibit                              Incorporated Herein  Filed
         No.         Description              By Reference to   Herewith
       ------------------------------------------------------------------

       10.3   Agreement dated June 27,      Exhibit 10.6 to the
              1985, supplementing,          Company's
              amending and continuing       Registration
              Potash Resource Payment       Statement on Form
              Agreement dated October 15,   S-1, (Amendment No.
              1979, between Mallinckrodt    2)
              and the Province of           (No. 33-22914)
              Saskatchewan

       10.4   Mining and Processing         Exhibit 10.7 to the
              Agreement dated January 31,   Company's
              1978, between Potash          Registration
              Corporation of Saskatchewan   Statement on Form
              Inc. and International        S-1, (No. 33-17091)
              Minerals & Chemical
              Corporation (Canada) Limited

       10.5   Management Incentive          Exhibit 10.7 to the
              Compensation Program, as      Company's
              amended through July 2,       Registration
              1991, and as currently in     Statement on Form
              effect                        S-1, (No. 33-17091)

       10.6   1991 Long-Term Performance    Exhibit 10.7 to the
              Incentive Plan, as amended    Company's
              through July 2, 1991, and as  Registration
              currently in effect           Statement on Form
                                            S-1
                                            (No. 33-17091)

       10.7   1988 Stock Option & Award     Exhibit 10.7 to the
              Plan, as amended through      Company's
              July 2, 1991, and as          Registration
              currently in effect           Statement on Form
                                            S-1
                                            (No. 33-17091)

       10.8   Retirement Plan for Salaried  Exhibit 10.11 to
              Employees, restated,          1990 10-K
              including Amendment No. 1
              effective December 31, 1992

       10.9   Supplemental Benefit Plan     Exhibit 10.12 to
                                            the Company's
                                            Registration
                                            Statement on Form
                                            S-1
                                            (No. 33-17091)

       10.10  Supplemental Executive        Exhibit 10.7 to the
              Retirement Plan, as amended   Company's
              through June 30, 1992, and    Registration
              as currently in effect        Statement on Form
                                            S-1
                                            (No. 33-17091)

       10.11  Investment Plan for Salaried  Exhibit 10.7 to the
              Employees, as amended         Company's
              through January 1, 1992, and  Registration
              as currently in effect        Statement on Form
                                            S-1
                                            (No. 33-17091)

       Exhibit                              Incorporated Herein  Filed
         No.         Description              By Reference to   Herewith
       ------------------------------------------------------------------

       10.12  Suspension Agreement          Exhibit 10.17 to
              concerning Potassium          the Company's
              Chloride from Canada among    Registration
              the U.S. Department of        Statement on Form
              Commerce and the signatory    S-1
              purchasers/exporters of       (No. 33-17091)
              potassium chloride from
              Canada dated January 7, 1988

       10.13  Settlement Agreement dated    Exhibit 10.18 to
              as of November 3, 1987, by    the Company's
              and among the Board of        Registration
              Trustees of the Internal      Statement on Form
              Improvement Trust Fund of     S-1
              the State of Florida, the     (No. 33-17091)
              Department of Natural
              Resources of the State of
              Florida and Mallinckrodt

       10.14  Management Compensation and   Exhibit 10.17 to
              Benefit Assurance Program,    the Company's
              as amended through June 30,   Registration
              1992, and as currently in     Statement on Form
              effect                        S-1
                                            (No. 33-17091)

       10.15  Corporate Staff Employee      Exhibit 10.32 to
              Severance & Benefit           1989 10-K
              Assurance Policy

       10.16  Form of Trust Agreement with  Exhibit 10.33 to
              Wachovia Bank & Trust Co.,    1992 10-K
              N.A., as amended through
              August 15, 1991

       10.17  Form of Contingent            Exhibit 10.34 to
              Employment Agreement dated    1989 10-K
              October 18, 1988, with
              Officers of Corporation

       10.18  Directors Retirement Service  Exhibit 10.36 to
              Plan                          1989 10-K

       10.19  Form of ``Gross Up''          Exhibit 10.37 to
              Agreement dated August 24,    1990 10-K
              1990, with Officers of
              Corporation

       10.20  Sulphur Joint Operating       Exhibit 10.40 to
              Agreement dated as of May 1,  1990 10-K
              1988, among Freeport-McMoRan
              Resource Partners, IMC
              Fertilizer, Inc. and Felmont
              Oil Corporation

       10.21  Oil/Gas Operating Agreement   Exhibit 10.41 to
              dated as of June 5, 1990,     1990 10-K
              among Freeport-McMoRan
              Resource Partners, IMC
              Fertilizer, Inc. and Felmont
              Oil Corporation

       Exhibit                              Incorporated Herein  Filed
         No.         Description              By Reference to   Herewith
       ------------------------------------------------------------------

       10.22  Agreement in Principle dated  Exhibit 10.43 to
              September 7, 1990, with       1990 10-K
              Mallinckrodt

       10.23  Agreement dated as of         Exhibit 10.44 to
              September 12, 1990, with      1990 10-K
              Mallinckrodt

       10.24  Memorandum of Agreement as    Exhibit 10.51 to
              of December 21, 1990,         1991 10-K
              amending Mining and
              Processing Agreement of
              January 31, 1978, between
              Potash Corporation of
              Saskatchewan Inc. and
              International Minerals &
              Chemical Corporation
              (Canada) Limited

       10.25  Division of Proceeds          Exhibit 10.52 to
              Agreement dated December 21,  1991 10-K
              1990, between Potash
              Corporation of Saskatchewan
              Inc. and International
              Minerals & Chemical
              Corporation (Canada) Limited

       10.26  Directors' Retirement         Exhibit 10.54 to
              Services Plan Effective July  1992 10-K
              1, 1989

       10.27  Contribution Agreement dated  Exhibit 10.55 to
              April 5, 1993 between         the Company's March
              Freeport-McMoRan Resource     31, 1993 Form 10-
              Partners, Limited             Q/A (Amendment No.
              Partnership and IMC           1) filed on May 19,
              Fertilizer, Inc.              1993

       10.28  Form of Partnership           Exhibit 10.56 to
              Agreement between IMC-Agrico  the Company's March
              GP Company, Agrico L.P. and   31, 1993 Form 10-
              IMC-Agrico MP Inc.,           Q/A (Amendment No.
              including Schedule of         1) filed on May 19,
              definitions                   1993

       10.29  Form of Parent Agreement      Exhibit 10.57 to
              between IMC Fertilizer,       the Company's March
              Inc., Freeport-McMoRan        31, 1993 Form 10-
              Resource Partners, Limited    Q/A (Amendment No.
              Partnership, Freeport-        1) filed on May 19,
              McMoRan Inc. and IMC-Agrico   1993
              Company

       10.30  Sterlington Settlement        Exhibit 10.58 to
              Agreement between IMC         the Company's March
              Fertilizer Group, Inc.,       31, 1993 Form 10-

              Angus Chemical Company and    Q/A (Amendment No.
              Industrial Risk Insurers      1) filed on May 19,
              dated April 1, 1993           1993

       Exhibit                              Incorporated Herein  Filed
         No.         Description              By Reference to   Herewith
       ------------------------------------------------------------------

       10.31  First Amendment to            Exhibit 10.59 to
              Contribution Agreement,       the Company's
              dated as of July 1, 1993,     Report on Form 8-K
              between Freeport-McMoRan      dated July 16, 1993
              Resource Partners, Limited
              Partnership and IMC
              Fertilizer, Inc.

       10.32  Amended and Restated          Exhibit 10.60 to
              Partnership Agreement, dated  the Company's
              as of July 1, 1993 between    Report on Form 8-K
              IMC-Agrico GP Company,        dated July 16, 1993
              Agrico, L.P. and IMC Agrico
              MP Inc., including Schedule
              of Definitions

       10.33  Parent Agreement, dated as    Exhibit 10.61 to
              of July 1, 1993 between IMC   the Company's
              Fertilizer, Inc.,             Report on Form 8-K
              Freeport-McMoRan Resource     dated July 16, 1993
              Partners, Limited
              Partnership,
              Freeport-McMoRan Inc. and
                 -Agrico Company
              IMC

       10.34  Credit Agreement, dated as    Exhibit 10.63 to
              of June 29, 1993, between     the Company's
              IMC Fertilizer, Inc., IMC     Registration
              Fertilizer Group, Inc. and    Statement on Form
              the Banks Listed Therein      S-4, (No. 33-49795)

       10.35  Loan Agreement, dated as of   Exhibit 10.64 to
              December 1, 1991, between     the Company's
              IMC Fertilizer, Inc. and the  Registration
              Polk County Industrial        Statement on Form
              Development Authority         S-4, (No. 33-49795)
              (Florida)

       10.36  Amended and Restated          Exhibit 10.65 to
              Unconditional Guaranty,       the Company's
              dated as of December 1, 1991  Registration
              of IMC Fertilizer Group,      Statement on Form
              Inc. with respect to Polk     S-4, (No. 33-49795)
              County Industrial
              Development Authority
              (Florida) Industrial
              Development Revenue Bonds
              (IMC Fertilizer, Inc.
              Project) 1991 Tax-Exempt
              Series A and 1992 Tax-Exempt
              Series A

       10.37 Supplemental Loan Agreement, Exhibit 10.66 to dated as of January 1, 1992, the Company's between IMC Fertilizer, Inc. Registration
              and the Polk County           Statement on Form

              Industrial Development        S-4, (No. 33-49795)
              Authority (Florida)

       Exhibit                              Incorporated Herein  Filed
         No.         Description              By Reference to   Herewith
       ------------------------------------------------------------------

       10.38  Second Supplemental Loan      Exhibit 10.67 to
              Agreement, dated as of June   the Company's
              30, 1993, between IMC         Registration
              Fertilizer, Inc. and the      Statement on Form
              Polk County Industrial        S-4, (No. 33-49795)
              Development Authority
              (Florida)

       10.39  Amendment to Guaranty, dated  Exhibit 10.68 to
              June 30, 1993, with respect   the Company's
              to Polk County Industrial     Registration
              Development Authority         Statement on Form
              (Florida) Industrial          S-4, (No. 33-49795)
              Development Revenue Bonds
              (IMC Fertilizer, Inc.
              Project) 1991 Tax-Exempt
              Series A and 1992 Tax-Exempt
              Series A

       10.40  Indenture of Trust, dated as  Exhibit 10.69 to
              of December 1, 1991, between  the Company's
              Polk County Industrial        Registration
              Development Authority (the    Statement on Form
                Authority
              ``           ) and The Bank
                         ''                 S-4, (No. 33-49795)
              of New York, as Trustee (the
                IRB Trustee
              ``             ) relating to
                           ''
              the Industrial Development
              Revenue Bonds (IMC
              Fertilizer, Inc. Project)
              1991 Tax-Exempt Series A
                   ``
              (the   Series 1991 Bonds'')

       10.41  Supplemental Indenture of     Exhibit 10.70 to
              Trust, dated as of January    the Company's
              1, 1992, between the          Registration
              Authority and the IRB         Statement on Form
              Trustee, relating to the      S-4, (No. 33-49795)
              Industrial Development
              Revenue Bonds (IMC
              Fertilizer, Inc. Project)
              1992 Tax-Exempt Series A
                   ``
              (the   Series 1992 Bonds'')

       10.42  Second Supplemental           Exhibit 10.71 to
              Indenture of Trust, dated as  the Company's
              of June 30, 1993, between     Registration
              the Authority and the IRB     Statement on Form
              Trustee, relating to the      S-4, (No. 33-49795)
              Series 1991 Bonds and the
              Series 1992 Bonds

       10.43  Amendment Number 2 to         Exhibit 10.44 to
              Investment Plan for Salaried  the Company's
              Employees effective March 1,  Registration
              19888 and restated effective  Statement on Form
              January 1, 1992               S-4, (No. 33-49795)

       10.44  First Amendment, dated July   Exhibit 10.45 to
              2, 1991, to form of           the Company's
              Contingent Employment         Registration
              Agreement with Officers of    Statement on Form
              Corporation                   S-4, (No. 33-49795)

       Exhibit                              Incorporated Herein  Filed
         No.         Description              By Reference to   Herewith
       ------------------------------------------------------------------

       10.45  Amendment, dated July 2,      Exhibit 10.46 to
              1991, to Form of   Gross Up
                               ``        '' the Company's
              Agreement with Officers of    Registration
              Corporation                   Statement on Form
                                            S-4, (No. 33-49795)

       10.46  Employment Agreement, dated   Exhibit 10.47 to
              April 15, 1993, between       The Company's
              Wendell F. Bueche and IMC     Registration
              Fertilizer Group, Inc.        Statement on Form
                                            S-4, (No. 33-49795)

       10.47  Consulting Agreement, dated   Exhibit 10.48 to
              July 19, 1993, between        the Company's
              Wendell F. Bueche and IMC     Registration
              Fertilizer Group, Inc.        Statement on Form
                                            S-4, (No. 33-49795)

       10.48  Consulting Agreement, dated   Exhibit 10.49 to
              March 1, 1993, between        the Company's
              Billie B. Turner and IMC      Registration
              Fertilizer Group, Inc.        Statement on Form
                                            S-4, (No. 33-49795)

       10.49  Amendment No. 1 and Waiver    Exhibit 10.51 to
              No. 1, dated as of June 30,   1993 10-K
              1993, to Credit Agreement
              dated as of June 29, 1993
              among IMC Fertilizer, Inc.,
              IMC Fertilizer Group, Inc.
              and the Banks Listed Therein

       10.50  Amendment No. 2, Waiver No.   Exhibit 10.52 to
              2 and Consent No. 1, dated    1993 10-K
              as of September 3, 1993, to
              Credit Agreement dated as of
              June 29, 1993 among IMC
              Fertilizer Inc., IMC
              Fertilizer Group, Inc. and
              the Banks Listed Therein

       10.51  Credit Agreement, dated as    Exhibit 99.1 to the
              of February 9, 1994, between  Company's
              IMC-Agrico Company,           Registration
              NationsBank of Georgia, and   Statement on Form
              the Banks Listed Therein      S-3, (Amendment No.
                                            1) (No. 33-52377)

       10.52  Amendment No. 3, dated as of
              December 30, 1993, to Credit
              Agreement dated as of June
              29, 1993 among IMC
              Fertilizer, Inc., IMC                               X(1)
              Fertilizer Group, Inc. and
              the Banks Listed Therein

       Exhibit                              Incorporated Herein  Filed
         No.         Description              By Reference to   Herewith
       ------------------------------------------------------------------

       10.53  Amendment No. 4, dated as of
              March 10, 1994, to Credit
              Agreement dated as of June
              29, 1993 among IMC
              Fertilizer, Inc., IMC                               X(1)
              Fertilizer Group, Inc. and
              the Banks Listed Therein

       10.54  Amendment No. 5, dated as of
              June 30, 1994, to Credit
              Agreement dated as of June
              29, 1993 among IMC
              Fertilizer, Inc., IMC                               X(1)
              Fertilizer Group, Inc. and
              the Banks Listed Therein

       11.1   Fully diluted earnings
              (loss) per share for the
              years ended June 30, 1994,                          X(1)
              1993 and 1992

       23.2   Consent of Ernst & Young LLP                        X(1)

       27.1   Registrant's Definitive       Registrant's Proxy
              Proxy Statement for Annual    Statement filed
              Meeting on October 20, 1994   September 12, 1994



       (1)    Exhibit filed with electronic submission


       (b)    REPORTS ON FORM 8-K

           During the fourth quarter and through the date of this filing, the following reports were filed:

        1     A report under Item 5 Dated July 28, 1994
        2     A report under Item 5 Dated August 2, 1994

                 INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA,
                          AND FINANCIAL STATEMENT SCHEDULES



                                                           Page References
                                                           ---------------

       Consolidated balance sheet at June 30, 1994 and 1993     36

       For the years ended June 30, 1994, 1993, and 1992:

           Consolidated statement of operations                 35
           Consolidated statement of cash flows                 37
           Consolidated statement of changes in
            stockholders' equity                                38

       Notes to consolidated financial statements               39-54

       Supplementary financial information - quarterly
        results (unaudited)                                     55


       Consolidated schedules for years ended June 30, 1994, 1993, and 1992:

           II -  Amounts receivable from related parties
                 and underwriters, promoters, and employees
                 other than related parties                     69

           V-    Property, plant, and equipment                 70-71

           VI - Accumulated depreciation, depletion, and amortization of property, plant, and equipment 72-73

           X  -  Supplementary income statement information     74



       ---------------------

           All other schedules are omitted as the required information is not present in sufficient amounts or the required information is included in the consolidated financial statements or notes thereto.

           Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually or in the aggregate significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

                                     SIGNATURES

         Pursuant to the requirements of 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IMC FERTILIZER GROUP, INC.
                                     --------------------------
                                            (Registrant)

                                         Robert C. Brauneker
                                -------------------------------------
                                         Robert C. Brauneker
                                       Executive Vice President
                                      and Chief Financial Officer
       Date:  September 26, 1994

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

             Signature               Title                   Date
       ---------------------------------------------------------------

       Wendell F. Bueche
       -----------------
       Wendell F. Bueche          President            September 26, 1994
                            (Chief Executive Officer)

       Billie B. Turner
       ----------------
       Billie B. Turner           Chairman             September 26, 1994

       Robert C. Brauneker
       -------------------
       Robert C. Brauneker  Executive Vice President   September 26, 1994
                            (Chief Financial Officer)
                          (Principal Accounting Officer)

       Raymond F. Bentele
       ------------------
       Raymond F. Bentele         Director             September 26, 1994

       Frank W. Considine
       ------------------
       Frank W. Considine         Director             September 26, 1994

       Dr. James M. Davidson
       ---------------------
       Dr. James M. Davidson      Director             September 26, 1994

       Rowland C. Frazee
       -----------------
       Rowland C. Frazee          Director             September 26, 1994

       Richard A. Lenon
       ----------------
       Richard A. Lenon           Director             September 26, 1994

       Thomas H. Roberts, Jr.
       ----------------------
       Thomas H. Roberts, Jr.     Director             September 26, 1994

                                                             Schedule II

        AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS,
                      AND EMPLOYEES OTHER THAN RELATED PARTIES
                      Years Ended June 30, 1992, 1993, and 1994
                                  ($ in thousands)


                                                          Balance at End
                                               Deductions     of Period
                                               ----------  ---------------
                              Balance
                                at
                             BeginningAdditions Amounts           Not
         Name of Debtor      of Period         Collected Current Current
       --------------------   -------   ------- ---------------  -------

       1992:
       U.S. employee reloca-
        tion loans (A)           $124     $113   $220     $  17
           Number of loans          2        3      4         1

       Canadian employee
         housing loans (B)       $282            $ 60      $ 28  $194
           Number of loans         15                        15    13


       ----------------------------------------------------------------

       1993:
       U.S. employee reloca-
        tion loans (A)           $ 17    $  82  $  82     $  17
           Number of loans          1        4      4         1

       Canadian employee
        housing loans (B)        $222           $  41     $  23  $158
           Number of loans         15               2        13    13


       ----------------------------------------------------------------

       1994
       U.S. employee reloca-
        tion loans (A)           $ 17     $357   $350     $  24
           Number of loans          1        8      7         2

       Canadian employee
        housing loans (B)        $181           $  43     $  19  $138
           Number of loans         13               2        11    11

       ----------------------------------------------------------------

       (A)Generally non-interest bearing and repayable upon the sale of the employee's former residence.

       (B)Interest at rates ranging from six to 10 percent per annum and repayable over 16 years.

                                                           Schedule V
                                                           (Page 1 of 2)
                           PROPERTY, PLANT, AND EQUIPMENT

                      Years Ended June 30, 1992, 1993, and 1994
                                   ($ in millions)

                          Balance
                            at                             Other    Balance
                         Beginning Additions             Changes--  at End
                         of Period  at CostRetirements Add (Deduct) of Period
       ----------------- --------- ------------------- ------------ ---------

       1992:
       Land               $   19.1  $     .5            $   (2.1)(B)$ 17.5

       Mineral
         properties
          and rights         318.6      17.5                         336.1

       Buildings and
          leasehold
          improvements       355.5       9.3  $   11.5     (20.0)(B) 333.3

       Machinery and
        equipment          1,506.5     108.6      40.0    (138.6)(B)1,436.5

       Construction in
        progress             158.6      41.8                (1.4)(B) 202.2
                                                             3.2 (C)

       --------------------------------------------------------------------

                          $2,358.3  $  177.7  $   51.5  $ (158.9) $2,325.6

       --------------------------------------------------------------------

       1993:
       Land                   17.5  $    1.9            $     .3  $   19.7

       Mineral
         properties and
          rights             336.1      16.0                         352.1

       Buildings and
          leasehold
          improvements       333.3       8.8  $     .7        .7 (A) 342.1

       Machinery and
        equipment          1,436.5      55.3      22.3       (.7)(A)1,468.8

       Construction in
        progress             202.2      24.1                13.0 (C) 239.3

       ---------------------------------------------------------------------

                          $2,325.6  $  106.1  $   23.0  $   13.3  $2,422.0

       ---------------------------------------------------------------------

                                                           Schedule V
                                                           (Page 2 of 2)
                           PROPERTY, PLANT, AND EQUIPMENT

                      Years Ended June 30, 1992, 1993, and 1994
                                   ($ in millions)


                         Balance
                            at                            Other     Balance
                        Beginning Additions             Changes--   at End
                        of Period  at Cost Retirements Add (Deduct)of Period
       ---------------- --------- -------- ----------- ----------- ---------
       1994:
       Land            $   19.7             $     .7   $   60.8 (D)$   79.8

       Mineral
         properties and
          rights          352.1  $    1.1        9.9      129.2 (D)   488.4
                                                           15.9 (C)

       Buildings and
          leasehold
          improvements    342.1      12.7        2.3       53.5 (D)   406.0

       Machinery and
        equipment       1,468.8      26.7       11.3      202.3 (A) 2,383.9
                                                          697.4 (D)

       Construction in
        progress          239.3        .2                (202.3)(A)    36.0
                                                          (17.6)(C)
                                                           16.4 (D)

       --------------------------------------------------------------------

                       $2,422.0  $   40.7   $   24.2   $  955.6    $3,394.1

       --------------------------------------------------------------------


       Notes:
       (A) Transfers between accounts.

       (B) Sale of an ammonia production facility.

       (C) Reclassification (to) from other assets.

       (D) FRP fixed asset contribution

                                                           Schedule VI
                                                           (Page 1 of 2)
                ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                          OF PROPERTY, PLANT, AND EQUIPMENT

                      Years Ended June 30, 1992, 1993, and 1994
                                   ($ in millions)

                         Balance  Additions
                            at   Charged to             Other       Balance
                         BeginningCost and              Changes--   at End
                        of Period Expenses Retirements Add (Deduct)of Period
       -------------------------- -------- ----------- ---------------------
       1992:

       Mineral
         properties and
         rights         $   72.5  $    8.7              $     .4 (C)$   81.6

       Buildings and
         leasehold
         improvements      196.0      15.3     $   11.0    (16.0)(B)  184.6
                                                              .3 (D)

       Machinery and
         equipment         866.5      59.3         39.7    (99.3)(B)  787.0
                                                              .2 (D)

       Allowance for
         plant closings (E)  2.4                                        2.4

       ---------------------------------------------------------------------

                        $1,137.4  $   83.3     $   50.7 $ (114.4)  $1,055.6

       ---------------------------------------------------------------------

       1993:

       Mineral
         properties and
         rights         $   81.6  $    8.5              $     .5 (C)$   90.6

       Buildings and
         leasehold
         improvements      184.6      12.3     $     .7       .3 (D)  196.7
                                                              .2 (A)

       Machinery and
         equipment         787.0      40.7         21.9      (.2)(A)  805.8
                                                              .2 (D)
       Allowance for
         plant closings (E)  2.4                                        2.4

       ---------------------------------------------------------------------

                        $1,055.6  $   61.5     $   22.6 $    1.0   $1,095.5

       ---------------------------------------------------------------------

                                                           Schedule VI
                                                           (Page 2 of 2)
                ACCUMULATED DEPRECIATION, DEPLETION, AND AMORTIZATION
                          OF PROPERTY, PLANT, AND EQUIPMENT

                      Years Ended June 30, 1992, 1993, and 1994
                                   ($ in millions)

                         Balance  Additions
                           at    Charged to               Other     Balance
                        Beginning Cost and              Changes--   at End
                        of Period Expenses Retirements Add (Deduct)of Period
       ---------------- --------- -------- ----------- ---------------------
       1994:

       Mineral properties
         and rights     $   90.6   $   11.9             $   38.2(E)$  141.3
                                                              .6(C)
       Buildings and
         leasehold
         improvements      196.7       14.8   $    1.0      22.0(E)   232.5

       Machinery and
         equipment         805.8       81.6       10.8     213.9(E) 1,090.5

       Allowance for
         plant closings (F)  2.4                                        2.4

       ---------------------------------------------------------------------

                        $1,095.5   $  108.3   $   11.8  $  274.7   $1,466.7

       ---------------------------------------------------------------------


       Notes:
       (A)  Transfers between accounts.

       (B)  Sale of an ammonia production facility.

       (C) Difference between average and actual depletion rates on certain Florida phosphate ore reserves which has been offset against deferred charges in the consolidated balance sheet.

       (D)  Amortization of pre-operating plant expenses.

       (E)  FRP fixed asset contribution

       (F) This account is used to provide for losses on disposals of property, plant and equipment. Charges to the account consist of losses, net of gains, on such disposals.

                                                             Schedule X

                     SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                 Years ended June 30
                                   ($ in millions)


                                            Charged to Costs and Expenses
                                                 of Operations

                                      --------------------------------------

                                          1994           1993        1992

                                      -----------   -----------  -----------

       Maintenance and repairs           $170.0         $107.0      $123.4
                                         ======         ======      ======

       Taxes, other than payroll and
        income taxes:
         Severance taxes                 $ 35.4         $ 30.1      $ 31.8
         Other taxes and fees              28.3           22.3        21.7
                                         ------         ------      ------

                                         $ 63.7         $ 52.4      $ 53.5
                                         ======         ======      ======

       Royalties                        $   5.9        $   9.3     $   9.9
                                         ======         ======      ======


       Amounts for amortization of intangible assets and advertising are not presented as such amounts are less than one percent of total sales.