Form 10-Q
period 1994-09-30
IMC GLOBAL INC
filed 1994-11-14
CIK 820626

       ---------------------------------------------------------------------
         ------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                -----------------------
                                      FORM 10-Q

                 (Mark One)
                  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 ---
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended September 30, 1994
                                         OR
                 ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ---------- to ----------

                            Commission file number 1-9759
                                   IMC Global Inc.
               (Exact name of registrant as specified in its charter)
                        (Formerly IMC Fertilizer Group, Inc.)

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

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 29,471,436 shares, excluding 2,770,259 treasury shares as of October 31, 1994.
         ------------------------------------------------------------------
       ----------------------------------------------------------------------

       PART I.  FINANCIAL INFORMATION

       Item 1.  Financial Statements.
           The accompanying interim condensed consolidated financial statements of IMC Global Inc. (the Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's 1994 Annual Report to Stockholders, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the following Notes to Condensed Consolidated Financial Statements. Certain 1993 amounts have been reclassified to conform to the 1994 presentation. Interim results are not necessarily indicative of the results expected for the fiscal year. CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       (In millions except per share amounts)
                                                      Three months ended
                                                          September 30,
                                                      1994       1993
       -----------------------------------------------------------------
       Net sales                                      $420.8     $266.4
       Cost of goods sold                              344.1      259.0
                                                      ------     ------
         Gross margins                                  76.7        7.4

       Selling, general and administrative expenses     14.3       13.9
       Other operating (income) and expense, net        (6.1)      (6.6)
                                                      ------     ------
         Operating earnings (Note 1)                    68.5         .1

       Interest earned and other non-operating (income)
         and expense, net                               (2.7)       3.1
       Interest charges                                 15.0       22.5
                                                      ------     ------
         Earnings (loss) before minority interest and
           items noted below                            56.2      (25.5)
       Minority interest in earnings (loss) of
        consolidated joint venture                      21.5       (1.2)
                                                      ------     ------
         Earnings (loss) before items noted below       34.7      (24.3)
       Provision (credit) for income taxes (Note 2)     12.9       (1.8)
                                                      ------     ------
         Earnings (loss) before cumulative effect of
           accounting change and extraordinary item     21.8      (22.5)
       Cumulative effect of accounting change (Note 3)  (5.9)
       Extraordinary loss - debt retirement (Note 4)    (1.2)     (23.8)
                                                      ------     ------
         Net earnings (loss)                          $ 14.7     $(46.3)
                                                      ======     ======

       Earnings (loss) per share (Note 5):
         Earnings (loss) before  cumulative effect of
           accounting change and extraordinary item  $   .74    $ (1.02)
         Cumulative effect of accounting change
          (Note 3)                                      (.20)
         Extraordinary loss - debt retirement
          (Note 4)                                      (.04)     (1.08)
                                                      ------     ------
           Net earnings (loss)                       $   .50     $(2.10)
                                                      ------     ------
        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED BALANCE SHEET
       (Dollars in millions except per share amounts)

                                                    September 30,June 30,
       Assets                                          1994        1994
       ------------------------------------------------------------------
       Current assets:
         Cash and cash equivalents                  $  117.7   $  169.0
                                                    --------   --------
         Receivables, net                              142.0      109.1
         Inventories:
           Products (principally finished)             174.6      185.5
           Operating materials and supplies             68.5       67.6
                                                    --------   --------
                                                       243.1      253.1
         Prepaid expenses                                7.1        2.8
                                                    --------   --------
           Total current assets                        509.9      534.0
       Investment in oil and gas joint venture          18.6       19.0
       Property, plant and equipment                 3,410.6    3,394.1
       Accumulated depreciation and depletion       (1,496.9)  (1,466.7)
                                                    --------   --------
         Net property, plant and equipment           1,913.7    1,927.4
       Deferred income taxes                           218.6      223.6
       Other assets                                     72.1       74.3
                                                    --------   --------
                                                    $2,732.9   $2,778.3
                                                    ========   ========

       Liabilities and Stockholders' Equity
       ----------------------------------------------------------------
       Current liabilities:
         Accounts payable                           $   96.1   $  110.3
         Accrued liabilities                           108.7       98.0
         Current maturities of long-term debt            1.1        1.1
                                                    --------   --------
           Total current liabilities                   205.9      209.4
       Long-term debt, less current maturities         637.7      688.1
       Deferred income taxes                           370.6      372.6
       Other noncurrent liabilities                    291.9      275.1
       Minority interest in consolidated joint venture 556.8      578.1
       Stockholders' equity:
         Common stock, $1 par value, authorized
           50,000,000 shares; issued 32,241,535 shares
           and 32,232,865 shares at September 30 and
           June 30, respectively                        32.2       32.2
         Capital in excess of par value                736.5      736.2
         Retained earnings (deficit)                     8.4       (6.3)
         Treasury stock, at cost, 2,770,259 shares    (107.1)    (107.1)
                                                    --------   --------
           Total stockholders' equity                  670.0      655.0
                                                    --------   --------
                                                    $2,732.9   $2,778.3
                                                    ========   ========







        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       (In millions)
                                                       Three months ended
                                                           September 30,
                                                         1994      1993
       ------------------------------------------------------------------
       Cash Flows from Operating Activities
       ------------------------------------
         Net earnings (loss)                           $ 14.7     $(46.3)
         Adjustments to reconcile net earnings (loss)
          to net cash provided (used) by operating
          activities:
           Depreciation, depletion and amortization      32.8       25.4
           Deferred income taxes                          3.0       (9.8)
           Minority interest in earnings (loss)
            of consolidated joint venture                21.5       (1.2)
           Postemployment employee benefits               9.6
           Cash distributions in excess of equity in
             earnings of oil and gas joint venture         .4        5.3
           Debt retirement                                          39.0
           Other non-cash charges and credits, net       (4.8)     (10.2)
           Changes in:
             Receivables                                (32.9)      44.4
             Inventories                                 10.0        1.4
             Prepaid expenses                            (4.3)      (3.0)
             Accounts payable, accrued liabilities
              and income taxes                            (.8)     (78.5)
                                                        ------    ------
           Net cash provided (used) by operating
            activities                                   49.2      (33.5)
                                                        ------    ------
       Cash Flows from Investing Activities
       ------------------------------------
         Capital expenditures                           (11.6)     (11.8)
         Other                                            5.8        1.6
                                                        ------    ------
           Net cash used by investing activities         (5.8)     (10.2)
                                                        ------    ------
           Net cash provided (used) before financing
            activities                                   43.4      (43.7)
       Cash Flows from Financing Activities
       ------------------------------------
         Payments of long-term debt                     (50.7)
         Proceeds from issuance of long-term debt          .4        5.8
         Joint venture cash distribution to FRP         (44.4)     (17.2)
         Joint venture cash contribution from FRP                    9.3
                                                        ------    ------

           Net cash used by financing activities        (94.7)      (2.1)
                                                        ------    ------

       Net decrease in cash and cash equivalents        (51.3)     (45.8)
       Cash and cash equivalents-beginning of period    169.0      111.6
                                                        ------    ------
       Cash and cash equivalents-end of period         $117.7     $ 65.8
                                                        ======    ======

       Supplemental cash flow disclosures:
         Interest paid                                 $  5.4     $  6.5
         Income taxes paid (refunded)                  $ 15.4     $ (7.5)

        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions)


                                                       Three months ended
                                                           September 30,
                                                         1994      1993
       ------------------------------------------------------------------

       Common stock:
         Balance at June 30 and September 30           $ 32.2     $ 32.2


       Capital in excess of par value:
         Balance at June 30                             736.2      768.4
         Restricted stock awards                           .3        (.1)
                                                       ------     ------
           Balance at September 30                      736.5      768.3


       Retained earnings (deficit):
         Balance at June 30                              (6.3)      22.5
         Net earnings (loss)                             14.7      (46.3)
                                                       ------     ------
           Balance at September 30                        8.4      (23.8)


       Treasury stock:
         Balance at June 30                            (107.1)    (392.7)
         Restricted stock award                                      (.2)
                                                       ------     ------
           Balance at September 30                     (107.1)    (392.9)
                                                       ------     ------


       Total stockholders' equity                      $670.0     $383.8
                                                       ======     ======
























        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       1. Environmental Matters
          ---------------------
          Operating earnings for the quarter ended September 30, 1994 included provisions totaling $7.6 million ($4.3 million net of minority interest) to provide for additional remediation costs associated with a sinkhole beneath a phosphogypsum storage stack at IMC-Agrico's New Wales concentrated phosphate production facility in Florida and anticipated repair and cleanup costs related to an earthen dam breach at IMC-Agrico's Payne Creek phosphate rock mining facility in Florida. These charges were more than completely offset on a net basis by a gain of $5.0 million from the sale of land in Florida.

       2.  Income Taxes
          ------------
          Provisions (credits) for income taxes were based on the estimated annual effective tax rate for each fiscal year. Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In 1993, the provision (credit) for income taxes included a charge of $4.1 million for an adjustment to the Company's net deferred tax liability for the effect of changes in U.S. corporate tax rates.

       3. Accounting for Postemployment Benefits
          --------------------------------------
          Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, ``
                                             Employers' Accounting for
       Postemployment Benefits,''
                                 to account for disability benefits.  Prior
       to July 1, 1994, the Company recognized the cost of providing certain of these benefits on a cash basis. SFAS No. 112 requires the cost of providing these benefits be recognized when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. As a result, results for the three months ended September 30, 1994 reflected a charge of $5.9 million, net of taxes, for the cumulative effect of the adoption of SFAS No. 112. The effect of the adoption of SFAS No. 112 on the three month's earnings before the cumulative effect of the accounting change was not material.

       4. Extraordinary Loss - Debt Retirement
          ------------------------------------
          In connection with the purchase of portions of the Company's Senior Notes during the three month period ended September 30, 1994 and the 1993 purchase of $220 million of its 11.25 percent Notes with The Prudential Insurance Company of America, the Company recorded extraordinary charges of $1.2 million and $23.8 million, respectively, for redemption premium incurred and write-off of previously deferred finance charges associated with such Notes, net of taxes.

       5. Earnings (Loss) Per Share
          -------------------------
          Earnings (loss) per share were based on the weighted average number of shares and equivalent shares outstanding. Shares used in the calculations were 29,538,970 shares for the quarter ended September 30, 1994 which reflected common stock offerings in October 1993 and May 1994 of 7,450,000 shares. For the quarter ended September 30, 1993, shares and equivalent shares outstanding totaled 22,060,493 million shares.

       Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Results of Operations
       ---------------------

           Operating results for the three months ended September 30, 1994 improved significantly over the same period a year ago. In 1994, net earnings for the quarter totaled $14.7 million, or $.50 per share, compared to a net loss of $46.3 million, or $2.10 per share, in 1993.

           Included in 1994 operating results was a one-time charge of $5.9 million, or $.20 per share, for the cumulative effect on prior years of a change in accounting for postemployment benefits resulting from the adoption of SFAS No. 112 on July 1, 1994 and an extraordinary charge of $1.2 million, or $.04 per share, related to the early extinguishment of debt. In 1993, the loss included an extraordinary charge of $23.8 million, or $1.08 per share, related to the early extinguishment of debt and a charge of $4.1 million, or $.19 per share, for an adjustment to the Company's net deferred tax liability for the effect of changes in U.S. corporate tax rates.

           Excluding the non-recurring items described above, the Company's earnings for the three months ended September 30, 1994 totaled $21.8 million, or $.74 per share, compared to a net loss of $18.4 million, or $.83 per share, for the same period a year ago. See Notes to Condensed Consolidated Financial Statements for further discussion of these non-recurring items.

           Net sales for the three months ended September 30, 1994 were $420.8 million, a 58 percent increase over 1993 when sales were $266.4 million. Continued strength in global markets as well as a significant rebound in concentrated phosphate prices from year-earlier levels contributed to this increase.

           Gross margins increased $69.3 million from last year primarily due to higher margins for concentrated phosphates and potash of $68 million and $9 million, respectively, partially offset by lower phosphate rock margins of $7 million.

           Concentrated phosphate margins increased primarily as a result of higher prices ($59 million) as average diammonium phosphate prices increased 43 percent over year-earlier levels. Other related concentrated phosphate products showed similar price improvements. In addition, sales volume increased ($18 million) as domestic and export shipping demand increased 37 percent over last year's first quarter. Partially offsetting these increases were higher production costs ($9 million) primarily due to higher raw material costs and a charge resulting from anticipated remediation costs associated with a sinkhole described in Note 1 of Notes to Condensed Consolidated Financial Statements.

           Potash margins increased primarily due to increased sales volume ($6 million) as domestic and export shipments increased 77 percent over the same period a year ago. In addition, production costs were lower ($3 million) primarily due to lower water inflow control spending.

           Phosphate rock margins decreased primarily due to higher production costs as excessive rainfall levels in Florida affected phosphate rock production and additional costs were incurred in the startup of the Company's previously idled Payne Creek mine. Also included in higher production costs was a charge for anticipated repair and cleanup costs related to an earthen dam breach discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.


           The following table summarizes the Company's sales of crop nutrient products and average selling prices for the three months ended September 30, 1994 and 1993.

                                          (Tons in millions of short tons)
                                              1994               1993
                                            --------           --------
           Concentrated phosphates - primarily
             diammonium phosphate (DAP)
             Total dry product sales tons      1.816            1.307
             Average DAP price per ton *    $151.62          $106.17

       *Average DAP prices represent sales made FOB Florida, Louisiana and regional warehouses.

           Phosphate rock
             Sales tons                        2.356            2.209
             Average price per ton         $  19.67         $  20.01

           Potash
             Sales tons                         .911             .590
             Average price per ton         $  62.52         $  68.14


           Other operating income and expense for the three months ended September 30, 1994 included a gain of $5.0 million from the sale of land in Florida and $.7 million from the amortization of a deferred gain resulting from the exchange of the Company's phosphate business for a 56.5 percent interest in IMC-Agrico. In 1993, other operating income and expense included $3.9 million of such amortization.

           Interest earned and other non-operating income increased $5.8 million over the same period a year ago due primarily to increased interest income and lower debt fee amortization charges.

           Interest charges for the three months ended September 30, 1994 were $7.5 million lower than last year's first quarter and reflected efforts made by the Company to reduce high-cost, long-term indebtedness over the past year.


       Financial Condition
       -------------------

           Since June 30, 1994, cash and cash equivalents have decreased $51.3 million. Primary uses of cash included $50.7 million to purchase portions of the Company's outstanding Senior Notes, $44.4 million of cash sharing distributions to FRP and $11.6 million of capital
       expenditures.   Partially offsetting these cash outflows were $49.2
       million generated by operating activities and $5.8 million from the sale of fixed assets.

           The Company's working capital ratio at September 30, 1994 was 2.5 versus 2.6 at June 30, 1994. Debt to total capitalization improved to
       48.8 percent at September 30, 1994 compared to 71.2 percent a year ago and 51.3 percent at June 30, 1994.

           The Company has an agreement with a group of banks to provide it with an unsecured revolving credit facility (the Working Capital Facility) under which the Company may borrow up to $100 million until June 30, 1996. At September 30, 1994, $29.6 million was drawn down in the form of letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees. There were no other borrowings under the agreement at September 30, 1994.

           IMC-Agrico also has an agreement with a group of banks to provide it with a $75 million unsecured revolving credit facility (the IMC-Agrico Working Capital Facility). At September 30, 1994, $4.9 million was drawn down in the form of letters of credit. There were no other borrowings under this agreement at September 30, 1994.

           Certain debt agreements contain provisions which restrict the Company's ability to make capital expenditures, dispose of assets, limit the payment of dividends or other distributions to stockholders, and prohibit the incurrence of additional indebtedness. The Working Capital Facility also contains financial ratios and tests which must be met with respect to interest and fixed charge coverage, tangible net worth, working capital and debt to total capitalization. In addition, the IMC-Agrico Working Capital Facility contains financial and minimum net Partners' capital requirements, places limitations on indebtedness of IMC-Agrico and restricts the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined in the Partnership Agreement). At September 30, 1994, both the Company and IMC-Agrico were in compliance with all of the covenants in the indentures and other agreements governing its indebtedness.

           IMC-Agrico makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership Agreement. For the three months ended September 30, 1994, the total amount of Distributable Cash generated by IMC-Agrico was $61.4 million, of which $34.1 million was distributed to FRP, including $11.9 million distributed in November 1994.

           Capital expenditures for the year ending June 30, 1995 are estimated to total $64 million (including $45 million by IMC-Agrico). The Company believes that its current liquidity position and cash flow from operations should be sufficient to meet its working capital needs and expansion of its operations.

           In October 1993 and May 1994, the Company successfully completed common stock offerings totaling 7,450,000 shares, the proceeds of which were used to reduce long-term indebtedness. Assuming the common stock offerings had occurred on July 1, 1993 and the proceeds used to reduce outstanding indebtedness, the pro forma net loss for the three months ended September 30, 1993 would have been $40.5 million, or $1.37 per share.

           There were no other material changes in the Company's financial condition, capital resources, or liquidity from that described in the Company's Annual Report on Form 10-K for the year ended June 30, 1994.


       Other Matters
       -------------

           Pursuant to the development order for the New Wales concentrated phosphate facility, the Company has been monitoring groundwater contamination levels, and had until October 30, 1994 to achieve permitted levels or seek an extension of time in order to accomplish it. Failure to reach such levels could potentially result in the incurrence of substantial expenditures to line or relocate a New Wales cooling pond.

           Concentrations of groundwater contaminants had been slowly dropping and approaching permitted levels following plugging of the 12 former recharge wells located beneath the cooling pond. The concentrations increased significantly, however, at the time of the appearance of a large hole atop the New Wales phosphogypsum stack, believed to be caused by a sinkhole beneath the stack.

           Concentrations are currently substantially in excess of permitted levels. Because the Company is pumping water from the aquifer to use at the New Wales facility, the contamination has not traveled outside the Company's property.

           The Company is working with government authorities in connection with the sinkhole, and remediation of the groundwater contamination levels is seen as a part of the overall situation; accordingly no formal request for extension under the development order has been filed.



       Part II. OTHER INFORMATION


       Item 1.  Legal Proceedings.

           Pursuant to certain agreements between the Company and Mallinckrodt Group Inc., the Company has agreed to indemnify Mallinckrodt Group Inc. against any liability or costs attributable to, among other things, litigation involving the crop nutrient business, whether or not the events which give rise to the litigation predated July 1, 1987.

           In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation. Except for the matters discussed below, which matters were previously discussed in the Company's 1994 Annual Report on Form 10-K, none of the litigation pending or known to be threatened at this time is regarded by the Company as potentially material.

       Sterlington Litigation
       ----------------------

           In May of 1991, an explosion occurred at a nitroparaffins plant in Sterlington, Louisiana, owned by Angus Chemical Company (Angus) and operated by the Company pursuant to a management agreement with Angus.

           Litigation involving the Company, Angus and third parties in Texas was settled in April 1993, although the meaning of certain of the terms of the settlement and the final judgment in that litigation remain in dispute between Angus and the Company, as described below.

           The Company has been partially reimbursed by its insurers for sums paid in settlement and is seeking additional sums from one of them in arbitration. In that arbitration, the insurer has filed a counterclaim which seeks the return of the $15 million previously paid to the Company by that insurer.

           In Louisiana, there are currently in excess of 240 personal injury lawsuits which are unresolved and additional suits are threatened. The

       Company has established a reserve to cover the estimated cost of resolving such litigation but is continuing to assess its exposure as the existing lawsuits progress and new plaintiffs are identified. Recent decisions of Louisiana courts indicate that certain defenses under Louisiana workers compensation laws may have been weakened, potentially expanding the Company's exposure. It now appears likely that a class or classes of plaintiffs will be certified for trial.

           Also in Louisiana, Angus filed in 1993, but has not yet served on the Company, a lawsuit which Angus counsel assert seeks damages allegedly related to (1) direct action claims against two of the Company's insurers, with one of which there is an agreement which that insurer might assert requires the Company to indemnify such insurer,
       (2) third party claims against Angus, and (3) sums already paid by Angus to third parties. The Company believes there are substantial defenses to the direct action claims against its insurers and the claims for sums already paid by Angus to third parties (which third party claims Angus asserts are approximately $10 million), and that in any event the Company's exposure, if any, for such direct action claims is approximately $30 million.

           The Company filed a lawsuit in Texas seeking a court determination that the settlement and final judgment in the Texas litigation described above disposed of the Angus claims described in items (1) and
       (3) directly above. Angus filed a counterclaim seeking reimbursement for sums already paid by Angus to third parties. The trial judge has ruled against the Company as to the terms of the settlement agreement with Angus, has not yet ruled on issues related to the final judgment, and did not rule as to whether Louisiana law permits Angus to pursue the direct action claims against the Company's insurers.

           The Company intends to vigorously litigate these matters. However, given that the Texas lawsuit is in its early stages and discovery is not complete, the Louisiana lawsuit has not been served on the Company, and with the uncertainties inherent in litigation, no assurances can be given with respect to the outcome of these matters.

       Potash Antitrust Litigation
       ---------------------------

           The Company has been named as a defendant, along with other Canadian and U.S. potash producers, in lawsuits filed in federal court in Minnesota and state court in California and Illinois. The plaintiffs are purchasers of potash who allege a price fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the lawsuits. Discovery has been conducted with respect to the limited question of whether the court should certify a class of potash purchasers in the Minnesota litigation. Cases filed in California and Illinois are still at an early stage pending further proceedings concerning preliminary issues and no discovery in those cases has yet occurred. While the Company believes that the allegations in the complaints are without merit, until discovery has been completed it is unable to evaluate possible defenses or to make a reliable determination as to potential liability exposure, if any.

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



       Item 4.Submission of Matters to a Vote of Security Holders.

           (a)The Annual Meeting of Stockholders was held October 20, 1994.

           (b)The following directors were elected at the Annual Meeting of
               Stockholders:

              Term expiring in 1997 ................Raymond F. Bentele
                ``  ``  `` ``    ...................Thomas H . Roberts, Jr.
                ``  ``  `` ``    ...................James D. Speir

              The following directors continue in office:

              Wendell F. Bueche
              Frank W. Considine
              Dr. James M. Davidson
              Richard A. Lenon
              Billie B. Turner


           (c)The following matters were voted upon at the Annual Meeting of
              Stockholders:

              1.   Approval of 1994 Stock Option Plan for Non-Employee
                   Directors

                The adoption of the 1994 Stock Option Plan for Non-Employee Directors was ratified by the affirmative vote of an aggregate of 23,936,068 shares of common stock. A total of 2,053,435 shares of common stock voted against adoption. Holders of 410,964 shares of common stock abstained from voting.

              2.   Approval of Amendment to the Company's Restated
                Certificate of Incorporation Changing Its Name to IMC Global
                Inc.

                The adoption of the amendment to the Company's Restated Certificate of Incorporation changing its name to IMC Global Inc. was ratified by the affirmative vote of an aggregate of 25,955,668 shares of common stock. A total of 50,398 shares of common stock voted against adoption. Holders of 394,401 shares of common stock abstained from voting.

              3.   Approval of Appointment of Independent Auditors.

                The appointment of Ernst & Young LLP, independent accountants, as auditors of the registrant for the fiscal year ending June 30, 1995, was ratified by the affirmative vote of an aggregate of 26,035,551 shares of common stock. A total of 28,684 shares of common stock voted against the appointment. Holders of 336,232 shares of common stock abstained from voting.

       Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                Exhibit
                  No.               Description
                -------------------------------------------------------

                11.3 Fully diluted earnings per share computation for the three months ended September 30, 1994

           (b)  Reports on Form 8-K.

                Up to the date of this report, the following report on Form 8-K was filed:

                A report under Item 5 dated November 1, 1994.



                           * * * * * * * * * * * * * * * *


                                     SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IMC GLOBAL INC.

                                          Robert C. Brauneker
                                  ------------------------------------
                                          Robert C. Brauneker
                                          Executive Vice President
                                          and Chief Financial Officer

       Date:  November 14, 1994