Form 10-Q
period 1994-12-31
IMC GLOBAL INC
filed 1995-02-13
CIK 820626

       ---------------------------------------------------------------------
         ------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                -----------------------
                                      FORM 10-Q

                 (Mark One)
                  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 ---
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended December 31, 1994
                                         OR
                 ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ---------- to ----------

                            Commission file number 1-9759

                                   IMC GLOBAL INC.
                        (Formerly IMC Fertilizer Group, Inc.)
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

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 29,486,524 shares, excluding 2,774,335 treasury shares as of January 31, 1995.
         ------------------------------------------------------------------
       ----------------------------------------------------------------------

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

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       (In millions except per share amounts)
                                      Three Months Ended Six Months Ended
                                           December 31,    December 31,
                                         1994      1993  1994      1993
       ------------------------------------------------------------------
       Net sales                         $451.8  $329.0   $872.6 $595.4
       Cost of goods sold                 337.9   295.2    682.0  554.2
                                         ------  ------   ------ ------
         Gross margins                    113.9    33.8    190.6   41.2

       Selling, general and
        administrative expenses (Note 1)   21.6    15.7     35.9   29.6
       Other operating (income) and
        expense, net                         .2    (3.1)    (5.9)  (9.7)
                                         ------  ------   ------ ------
         Operating earnings (Note 2)       92.1    21.2    160.6   21.3

       Equity in (earnings) loss of oil
        and gas joint venture (Note 3)      (.6)   20.6      (.7)  20.5
       Interest earned and other non-
        operating (income) and expense,
        net                                 (.1)     .1     (2.7)   3.3
       Interest charges                    13.3    20.3     28.3   42.8
                                         ------  ------   ------ ------
       Earnings (loss) before minority
        interest and items noted below     79.5   (19.8)   135.7  (45.3)
       Minority interest in earnings
        of consolidated joint venture      34.0     6.5     55.5    5.3
                                         ------  ------   ------ ------
       Earnings (loss) before items
        noted below                        45.5   (26.3)    80.2  (50.6)
       Provision (credit) for income
        taxes (Note 4)                     17.6   (22.7)    30.5  (24.5)
                                         ------  ------   ------ ------
         Earnings (loss) before
        cumulative effect of  accounting
        change and extraordinary item      27.9    (3.6)    49.7  (26.1)
       Cumulative effect of accounting
        change (Note 5)                                     (5.9)
       Extraordinary loss-debt
        retirement (Note 6)                (1.8)            (3.0) (23.8)
                                         ------  ------   ------ ------
         Net earnings (loss)             $ 26.1  $ (3.6)  $ 40.8 $(49.9)

                                         ======  ======   ====== ======

       Earnings (loss) per share: (Note 7)
         Earnings (loss) before
        cumulative effect of  accounting
        change and extraordinary item     $  .94 $ (.14)  $ 1.68 $(1.11)
         Cumulative effect of accounting
          change (Note 5)                                   (.20)
         Extraordinary loss-debt
          retirement (Note 6)               (.06)           (.10) (1.01)
                                          ------ ------   ------ ------
           Net earnings (loss)            $  .88 $ (.14)  $ 1.38 $(2.12)
                                          ====== ======   ====== ======

        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED BALANCE SHEET
       (Dollars in millions except per share amounts)


                                                     December 31,June 30,
       Assets                                           1994       1994
       -------------------------------------------------------------------
       Current assets:
         Cash and cash equivalents                   $   76.6   $  169.0
         Receivables, net (Note 8)                      129.9      109.1
         Inventories:
           Products (principally finished)              187.8      185.5
           Operating materials and supplies              67.3       67.6
                                                     --------  --------
                                                        255.1      253.1
         Prepaid expenses                                 5.0        2.8
                                                     --------  --------
           Total current assets                         466.6      534.0
       Investment in oil and gas joint venture           18.3       19.0
       Property, plant and equipment                  3,423.0    3,394.1
       Accumulated depreciation and depletion        (1,526.1)   (,466.7)
                                                     --------  --------
         Net property, plant and equipment            1,896.9    1,927.4
       Deferred income taxes                            226.0      223.6
       Other assets                                      69.1       74.3
                                                     --------  --------
                                                     $2,676.9   $2,778.3
                                                     ========  ========


       Liabilities and Stockholders' Equity
       -----------------------------------------------------------------
       Current liabilities:
         Accounts payable                            $   96.0   $  110.3
         Accrued liabilities                            108.6       98.0
         Current maturities of long-term debt             8.8        1.1
                                                     --------  --------
           Total current liabilities                    213.4      209.4
       Long-term debt, less current maturities          576.4      688.1
       Deferred income taxes                            374.5      372.6
       Other noncurrent liabilities                     290.9      275.1
       Minority interest in consolidated joint
        venture                                         528.4      578.1
       Stockholders' equity:
         Common stock, $1 par value, authorized
         50,000,000 shares; issued 32,244,185
         shares and 32,232,865 shares at
          December 31 and June 30, respectively          32.2       32.2
         Capital in excess of par value                 736.6      736.2
         Retained earnings (deficit)                     31.6       (6.3)
         Treasury stock, at cost, 2,770,259 shares     (107.1)    (107.1)
                                                     --------  --------
           Total stockholders' equity                   693.3      655.0
                                                     --------  --------
                                                     $2,676.9   $2,778.3
                                                     ========  ========



        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       (In millions)

                                                        Six months ended
                                                            December 31,
                                                         1994       1993
       ------------------------------------------------------------------
       Cash Flows from Operating Activities
       ------------------------------------
         Net earnings (loss)                          $  40.8    $ (49.9)
         Adjustments to reconcile net earnings
          (loss) to net cash provided (used)
          by operating activities:
           Depreciation, depletion and amortization      66.7       54.0
           Minority interest in earnings of
            consolidated joint venture                   55.5        5.3
           Postemployment employee benefits               9.6
           Cash distributions in excess of equity
            in operating results of oil and gas
            joint venture (including a $20.3
            write-down in 1993)                           1.9       31.3
           Deferred income taxes                          (.5)     (18.5)
           Other non-cash charges and credits, net       (7.3)      (8.6)
           Changes in:
             Receivables                                (20.8)      27.2
             Inventories                                 (2.0)      11.7
             Prepaid expenses                            (2.2)        .6
             Accounts payable, accrued liabilities
              and income taxes                           (1.0)    (115.2)
                                                      -------    -------
           Net cash provided (used) by operating
            activities                                  140.7      (62.1)
                                                      -------    -------

       Cash Flows from Investing Activities
       ------------------------------------
         Capital expenditures                           (27.2)     (12.5)
         Other                                            4.8        2.6
                                                      -------    -------
           Net cash used by investing activities        (22.4)      (9.9)
                                                      -------    -------
           Net cash provided (used) before
            financing activities                        118.3      (72.0)
                                                      -------    -------

       Cash Flows from Financing Activities
       ------------------------------------
         Payments of long-term debt                    (114.9)    (220.4)
         Proceeds from issuance of long-term
          debt, net                                      10.9      171.6
         Joint venture cash distributions to FRP       (106.7)     (17.2)
         Issuance of common stock from treasury                    113.5
                                                      -------    -------
           Net cash (used) provided by
            financing activities                       (210.7)      47.5
                                                      -------    -------

       Net decrease in cash and cash equivalents        (92.4)     (24.5)
       Cash and cash equivalents-beginning of period    169.0      111.6
                                                      -------    -------

       Cash and cash equivalents-end of period        $  76.6    $  87.1
                                                      =======    =======

       Supplemental cash flow disclosures:
         Interest paid                                $  29.2    $  37.1
         Income taxes paid (refunded)                 $  32.4    $  (4.1)

        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions except per share amounts)


                                                          Six months ended
                                                            December 31,
                                                         1994      1993
       -------------------------------------------------------------------
       Common stock:
         Balance at June 30 and December 31            $ 32.2     $ 32.2


       Capital in excess of par value:
         Balance at June 30                             736.2      768.4
         Restricted stock awards                           .4        (.1)
         Issuance of common stock                                  (20.6)
                                                       ------     ------
           Balance at December 31                       736.6      747.7


       Retained earnings (deficit):
         Balance at June 30                              (6.3)      22.5
         Net earnings (loss)                             40.8      (49.9)
         Dividends ($.10 a share in 1994)                (2.9)
                                                       ------     ------
           Balance at December 31                        31.6      (27.4)


       Treasury stock:
         Balance at June 30                            (107.1)    (392.7)
         Issuance of common stock from treasury                    134.1
         Restricted stock award                                      (.2)
                                                       ------     ------
           Balance at December 31                      (107.1)    (258.8)
                                                       ------     ------


       Total stockholders' equity                      $693.3     $493.7
                                                       ======     ======














        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


       1. Restructuring Charges
          ---------------------
          Selling, general and administrative expenses included reorganization charges totaling $5.0 million ($4.1 million net of minority interest) for the three and six months ended December 31, 1994 resulting from the adoption of a restructuring plan which shifted the marketing and administrative functions of Phosphate Chemicals Export Association, Inc. (PhosChem) (formed to market concentrated phosphates internationally) to its member companies.

       2. Environmental Matters
          ---------------------
          Operating earnings included provisions totaling $1.4 million and $9.0 million ($.8 million and $5.1 million net of minority interest) for the three and six months ended December 31, 1994 to provide for additional remediation costs associated with a sinkhole beneath a phosphogypsum storage stack at IMC-Agrico's New Wales concentrated phosphate production facility in Florida and repair and cleanup costs related to an earthen dam breach at IMC-Agrico's Payne Creek and Hopewell phosphate mining facilities in Florida. These charges were partially offset by a gain of $5.0 million from the sale of land in Florida in September 1994.

       3. Write-Down of Investment in Oil and Gas Joint Venture
          -----------------------------------------------------
          Results for the three and six months ended December 31, 1993 included a charge of $20.3 million from the write-down of the Company's investment in its oil and gas partnership.

       4. Income Taxes
          ------------
          The provision (credit) for income taxes included a charge of $4.1 million for the six months ended December 31, 1993 which adjusted the Company's net deferred tax liability for the effect of changes in U.S. corporate tax rates.

       5. Accounting for Postemployment Benefits
          --------------------------------------
          Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, ``
                                             Employers' Accounting for
       Postemployment Benefits,''
                                 to account for disability benefits.  Prior
       to July 1, 1994, the Company recognized the cost of providing certain of these benefits on a cash basis. SFAS No. 112 requires the cost of providing these benefits be recognized when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. Consequently, results for the six months ended December 31, 1994 reflected a charge of $5.9 million, net of taxes, for the cumulative effect of the adoption of SFAS No. 112. The effect of the adoption of SFAS No. 112 on the three and six months' earnings before the cumulative effect of the accounting change was not material.

       6.  Extraordinary Loss-Debt Retirement
          -----------------------------------
          In connection with the purchase of portions of the Company's Senior Notes during the three and six months ended December 31, 1994 the

       Company recorded extraordinary charges, net of taxes, of $1.8 million and $3.0 million, respectively, for redemption premium incurred and write-off of previously deferred finance charges associated with such notes. In September 1993, the Company purchased $220 million of its
       11.25 percent Notes from The Prudential Insurance Company of America and recorded an extraordinary charge of $23.8 million for redemption premium incurred and write-off of previously deferred finance charges associated with such notes, net of taxes.

       7.  Earnings (Loss) Per Share
          --------------------------
          Earnings (loss) per share were based on the weighted average number of shares and equivalent shares outstanding. Shares used in the calculations were 29,563,096 shares and 29,550,647 shares for the three and six months ended December 31, 1994. For the three and six months ended December 31, 1993, shares and equivalent shares outstanding totaled 25,045,475 and 23,549,925 shares, respectively. The above shares reflected common stock offerings of 3,450,000 and 4,000,000 shares in October 1993 and May 1994, respectively.

       8.  Sale of Receivables
          -------------------
          In October 1994, IMC-Agrico Company entered into an agreement with a financial institution whereby it can sell, on an ongoing basis, up to $75.0 million of an undivided percentage interest in certain receivables, subject to limited recourse provisions. At December 31, 1994, IMC-Agrico Company had sold $39.7 million of such receivable interests. Related costs, charged to interest earned and other non-operating income and expense, net, totaled $.6 million for the three and six months ended December 31, 1994. The Company's portion of the proceeds from the sale of receivable interests was used primarily to retire long-term debt.


       Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Results of Operations
       ---------------------

       Three months ended December 31, 1994 vs. three months ended December 31, 1993
       ----------------------------------------------------------------------
          Net earnings for the three months ended December 31, 1994 totaled
       $26.1 million, or $.88 per share, significantly higher than last year's second quarter when the Company reported a net loss of $3.6 million, or $.14 per share.

          Included in 1994 operating results was an extraordinary charge of $1.8 million, or $.06 per share, related to the early extinguishment of debt. In 1993, the loss included a charge of $20.3 million, $12.4 million after taxes, or $.49 per share, related to the write-down of the Company's investment in an oil and gas joint venture. See Notes to Condensed Consolidated Financial Statements for further discussion of these non-recurring items.

          Net sales for the three months ended December 31, 1994 were $451.8 million, a 37 percent increase over 1993 when sales were $329.0 million. The Company continued to experience higher sales volume and prices across all product lines, particularly concentrated phosphates, where continued strength in global markets contributed heavily to the increase.

          Gross margins increased $80.1 million from last year's second quarter primarily due to higher margins for concentrated phosphates, a $58 million increase, potash, a $10 million increase, and phosphate rock, a $7 million increase. With recent record orders from China for concentrated phosphates and potash, the global market has tightened for each of these product lines.

          Concentrated phosphate margins increased primarily as a result of higher prices ($59 million) as average diammonium phosphate prices increased 30 percent over year-earlier levels. Other related concentrated phosphate products showed similar price improvements. In addition, sales volume increased ($8 million) as domestic and export shipping demand increased 13 percent from the same period a year ago. As a result of increased market demand, in January 1995 the Company reopened its Taft, Louisiana, concentrated phosphates production facility which had been idled since May 1994. Partially offsetting the above increases were higher production costs ($9 million) primarily due to higher raw material costs.

          Potash margins increased as a result of higher prices ($5 million) and increased sales volume ($4 million) as average potash prices and sales volume increased 3 percent and 28 percent, respectively, over the same period a year ago. In addition, production costs were $1 million lower primarily due to increased production levels.

          Phosphate rock margins increased due primarily to increased sales volume and higher prices ($5 million) as phosphate rock contracts, tied partially to concentrated phosphate pricing, were positively affected. In addition, production costs were $2 million lower as all plants operated at higher production levels.

          The following table summarizes the Company's sales of crop nutrient products and average selling prices for the three months ended December 31, 1994 and 1993:

                                           (Tons in millions of short tons)
                                                   1994         1993
                                               -----------  -----------
       Concentrated phosphates - primarily
        diammonium phosphate (DAP)
        Total dry product sales tons             1.360        1.141
        Average DAP price per ton *           $156.50      $120.76

       * Average DAP prices represent sales made FOB Florida, Louisiana and regional warehouses.

       Phosphate rock
        Sales tons                               2.937        2.460
        Average price per ton                  $20.35       $19.47

       Potash
        Sales tons                                .779         .610
        Average price per ton                  $70.67       $68.38

          Selling, general and administrative expenses increased $5.9 million over the same period a year ago primarily due to reorganization charges which were incurred after a restructuring plan was adopted to shift the marketing and administrative functions of PhosChem to its member companies.

          Other operating income and expense for the three months ended December 31,1994 included $.7 million from the amortization of a deferred gain resulting from the exchange of the Company's phosphate business for a 56.3 percent interest in IMC-Agrico. In 1993, other operating income and expense included $3.9 million of such amortization.

          Interest charges for the three months ended December 31, 1994 were $7 million lower than last year, which reflected management's efforts to reduce high-cost, long-term indebtedness over the past year.

       Six months ended December 31, 1994 vs. six months ended December 31,
       1993
       ----------------------------------------------------------------------
          Net earnings for the six months ended December 31, 1994 totaled
       $40.8 million, or $1.38 per share, a marked improvement over last year when the Company reported a net loss of $49.9 million, or $2.12 per share.

          Included in 1994 operating results was a one-time charge of $5.9 million, or $.20 per share, for the cumulative effect on prior years of a change in accounting for postemployment benefits resulting from the adoption of SFAS No. 112 on July 1, 1994 and an extraordinary charge of $3.0 million, or $.10 per share, related to the early extinguishment of debt. In 1993, the loss included an extraordinary charge of $23.8 million, or $1.01 per share, related to the early extinguishment of debt, a charge of $20.3 million, $12.4 million after taxes, or $.49 per share, related to the write-down of the Company's investment in an oil and gas joint venture and a charge of $4.1 million, or $.17 per share, for an adjustment to the Company's net deferred tax liability for the effect of changes in U.S. corporate tax rates. See Notes to Condensed Consolidated Financial Statements for further discussion of these non-recurring items.

          Net sales for the six months ended December 31, 1994 were $872.6 million, a 47 percent increase over 1993 when sales were $595.4 million. The Company continued to experience higher sales volume and prices across all product lines, particularly concentrated phosphates, where continued strength in global markets contributed heavily to the increase.

          Gross margins increased $149.4 million from the same period a year ago primarily due to higher margins for concentrated phosphates, a $126 million increase, and potash, a $19 million increase.

          Concentrated phosphate margins have increased significantly primarily due to higher prices ($118 million) as average DAP prices increased 35 percent over last year's first half. At the same time, sales volume increased ($26 million) as export shipments were up 41 percent over last year's first half. Partially offsetting the price and sales volume increases were higher production costs ($18 million) primarily due to higher raw material costs and a charge resulting from remediation costs associated with a sinkhole described in Note 2 of Notes to Condensed Consolidated Financial Statements. In December 1994, China, a major crop nutrient customer, placed a record order with PhosChem for 900,000 metric tons of DAP (with an option to purchase an additional 200,000 metric tons) for shipment through June 1995.

          Potash margins also increased primarily due to higher sales volume ($10 million) as domestic and export shipments rose 41 percent over last year. Correspondingly, prices have begun to rise ($5 million) as demand has recently increased. Production costs were lower ($4 million) due primarily to higher production levels. In November 1994, China placed a record order with Canpotex, a Canadian export consortium (of which the Company is a member), for 800,000 metric tons of potash with an option to purchase an additional 500,000 metric tons.

          Phosphate rock margins showed little change from a year ago as increased sales volume ($2 million), a 13 percent improvement over last year's first half, and higher prices ($3 million) were completely offset by higher production costs ($5 million) as excessive rainfalls in Florida early in the first half affected phosphate rock production and additional costs were incurred in the startup of the Company's previously idled Payne Creek mine. In addition, repair and cleanup costs associated with an earthen dam breach at the Company's Payne Creek and Hopewell phosphate mining facilities in Florida contributed to higher production costs.

          The following table summarizes the Company's sales of crop nutrient products and average selling prices for the six months ended December 31, 1994 and 1993:

                                          (Tons in millions of short tons)
                                                   1994         1993
                                               -----------  -----------
       Concentrated phosphates - primarily DAP
        Total dry product sales tons             2.668        2.073
        Average DAP price per ton *           $154.11      $114.20

       * Average DAP prices represent sales made FOB Florida, Louisiana and regional warehouses.

       Phosphate rock
        Sales tons                               5.293        4.669
        Average price per ton                  $20.05       $19.73

       Potash
        Sales tons                               1.689        1.200
        Average price per ton                  $66.27       $68.26

          Selling, general and administrative expenses increased $6.3 million over the same period a year ago primarily due to reorganization charges which were incurred after a restructuring plan was adopted to shift the marketing and administrative functions of PhosChem to its member companies.

          Other operating income and expense for the six months ended
       December 31, 1994 included a gain of $5.0 million from the sale of land in Florida and $1.4 million from the amortization of a deferred gain resulting from the exchange of the Company's phosphate business for a
       56.3 percent interest in IMC-Agrico. In 1993, other operating income and expense included $7.7 million of such amortization.

          Interest charges for the six months ended December 31, 1994 were $14.5 million lower than last year which reflected management's efforts to reduce high-cost, long-term indebtedness over the past year.


       Financial Condition
       -------------------
          Since June 30, 1994, cash and cash equivalents have decreased $92.4 million. Primary uses of cash included $114.9 million to purchase portions of the Company's outstanding Senior Notes, $106.7 million of cash sharing distributions to Freeport-McMoRan Resource Partners, Limited Partnership (FRP) and $27.2 million of capital expenditures. Partially offsetting these cash outflows were $140.7 million generated by operating activities, $10.9 million of proceeds from debt issuances and $6.0 million from the sale of fixed assets.

          The Company's working capital ratio at December 31, 1994 was 2.2 versus 2.6 at June 30, 1994 and declined primarily due to the sale of receivable interests discussed in Note 8 of Notes to Condensed Consolidated Financial Statements. Debt to total capitalization improved to 45.8 percent at December 31, 1994 compared to 64.4 percent a year ago and 51.3 percent at June 30, 1994 and reflects management's efforts to reduce long-term indebtedness over the past year.

           The Company has an agreement with a group of banks to provide it with an unsecured revolving credit facility (the Working Capital Facility) under which the Company may borrow up to $100 million until June 30, 1996. At December 31, 1994, $10.0 million was drawn down for temporary working capital purposes and $29.7 million was drawn down in the form of letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees.

           IMC-Agrico also has an agreement with a group of banks to provide it with a $75 million unsecured revolving credit facility (the IMC-Agrico Working Capital Facility). At December 31, 1994, $12.4 million was drawn down in the form of letters of credit. There were no other borrowings under this agreement at December 31, 1994.

          In October 1994, IMC-Agrico Company entered into an agreement with a financial institution whereby it can sell, on an ongoing basis, up to $75.0 million of an undivided percentage interest in certain receivables, subject to limited recourse provisions. At December 31, 1994, IMC-Agrico Company had sold $39.7 million of such receivable interests. The Company's portion of the proceeds from the sale of receivable interests was used primarily to retire long-term debt.

           Certain debt agreements contain provisions which restrict the Company's ability to make capital expenditures, dispose of assets, limit the payment of dividends or other distributions to stockholders, and prohibit the incurrence of additional indebtedness. The Working Capital Facility also contains financial ratios and tests which must be met with respect to interest and fixed charge coverage, tangible net worth, working capital and debt to total capitalization. In addition, the IMC-Agrico Working Capital Facility contains financial and minimum net Partners' capital requirements, places limitations on indebtedness of IMC-Agrico and restricts the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined in the Partnership Agreement). At December 31, 1994, both the Company and IMC-Agrico were in compliance with all of the covenants in the indentures and other agreements governing its indebtedness.

           IMC-Agrico makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership Agreement. For the six months ended December 31, 1994, the total amount of Distributable Cash generated by IMC-Agrico was $201.2 million, of which $108.8 million was distributed to FRP, including $24.2 million subsequent to December 31, 1994.

           Capital expenditures for the year ending June 30, 1995 are estimated to total $67 million (including $49 million by IMC-Agrico). The Company believes that its current liquidity position and cash flow from operations should be sufficient to meet its working capital needs and expansion of its operations.

           In October 1993 and May 1994, the Company successfully completed common stock offerings totaling 7,450,000 shares, the proceeds of which were used to reduce long-term indebtedness. Assuming the common stock offerings had occurred on July 1, 1993 and the proceeds used to reduce outstanding indebtedness, the pro forma net loss for the six months ended December 31, 1993 would have been $40.9 million, or $1.38 per share.

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

           The Company also resolved a dispute with the U.S. Environmental Protection Agency concerning alleged violations of water discharge permits at several phosphate facilities in Florida. Under the terms of the settlement the Company has paid a penalty of $835,000 and has agreed to complete supplementary environmental projects valued at $265,000.

           In November of 1994, the earthen wall of a settling pond at one of the Company's phosphate facilities in Florida was breached, allowing water to flow onto neighboring property, including streams. Corrective action was promptly taken and remedial measures are also being taken. An investigation into the incident is presently being conducted in cooperation with environmental agencies. This breach was the second such incident at Company facilities in 1994; the earlier incident, also in Florida, involved the release of water onto Company property and property of a corporate neighbor, plus lesser amounts into streams.



       Part II. OTHER INFORMATION


       Item 1.  Legal Proceedings.


           Pursuant to certain agreements between the Company and its former parent company, Mallinckrodt Group Inc., the Company has agreed to indemnify Mallinckrodt Group Inc. against any liability or costs attributable to, among other things, litigation involving the crop nutrient business, whether or not the events which give rise to the litigation predated July 1, 1987.

           In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation. Except for (i) the matters discussed in the Company's 1994 Annual Report on Form 10-K (the 1994 Form 10-K) and Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the First Quarter 10-Q) and (ii) the matters discussed below, certain of which matters were previously discussed in greater detail in the Company's 1994 Form 10-K and First Quarter 10-Q, none of the litigation pending or known to be threatened at this time is regarded by the Company as potentially material.

       Sterlington Litigation
       ----------------------
           A new trial judge has been assigned to the previously disclosed Texas litigation relating to the May 1991 explosion at a nitroparaffins plant in Sterlington, Louisiana. The previous judge did not rule on pending motions before leaving the bench. The Texas Court of Appeals has now reversed an earlier decision of the trial judge and has ruled that, under Texas law, the April 1,1993 settlement agreement discussed in the 1994 Form 10-K between the Company and Angus Chemical Company (Angus) released the insurers of the Company to the same extent that it released the Company. Neither the trial judge nor the Texas Court of Appeals ruled as to whether Louisiana law permits Angus to pursue its previously disclosed direct action claims against the Company's insurers.

       Potash Antitrust Litigation
       ---------------------------
           The judge in the previously disclosed potash antitrust action filed in federal court in Minnesota against U.S. potash producers, including the Company, has certified a class of all direct U.S. potash purchasers as plaintiffs in that case.


       Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                Exhibit
                  No.               Description
                --------------------------------------------------------

                10.55 Amendment No. 6, dated as of November 30, 1994 to Credit Agreement dated as of June 29, 1993 among IMC Global Operations Inc., IMC Global Inc. and the Banks Listed Therein

                11.3 Fully diluted earnings per share computation for the six months ended December 31, 1994

           (b)  Reports on Form 8-K.

                Up to the date of this report, the following report on Form 8-K was filed:

                A report under Item 5 dated November 19, 1994.



                           * * * * * * * * * * * * * * * *


                                     SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IMC GLOBAL INC.

                                          Robert C. Brauneker
                                  ------------------------------------------
                                          Robert C. Brauneker
                                          Executive Vice President
                                          and Chief Financial Officer

       Date:  February 13, 1995