Form 10-Q
period 1995-03-31
IMC GLOBAL INC
filed 1995-05-15
CIK 820626

       ---------------------------------------------------------------------
         ------------------------------------------------------------------

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                -----------------------
                                      FORM 10-Q

                 (Mark One)
                  X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 ---
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended March 31, 1995
                                         OR
                 ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                    For the transition period from ---------- to ----------

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

       APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 29,503,069 shares, excluding 2,776,420 treasury shares as of April 30, 1995.
         ------------------------------------------------------------------
       ----------------------------------------------------------------------

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

       CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
       (In millions except per share amounts)
                                        Three Months Ended  Nine Months Ended
                                              March 31,         March 31,
                                        1995          1994  1995         1994
       -----------------------------------------------------------------------
       Net sales                       $  550.0  $  410.5  $1,422.6  $1,005.9
       Cost of goods sold                 400.0     332.8   1,082.0     887.0
                                       --------   -------- -------- --------
        Gross margins                     150.0      77.7     340.6     118.9

       Selling, general and
        administrative expenses (Note 1)   19.3      15.8      55.2      45.4
       Other operating (income)
        and expense, net                    (.5)     (3.8)     (6.4)    (13.5)
                                       --------   -------- -------- --------
        Operating earnings (Note 2)       131.2      65.7     291.8      87.0

       Equity in (earnings) loss of
        oil and gas joint venture
        (Note 3)                            (.6)       .1      (1.3)     20.6
       Interest earned and other
        non-operating (income) and
        expense, net                        (.3)      1.0      (3.0)      4.3
       Interest charges                    12.2      19.9      40.5      62.7
                                       --------   -------- -------- --------
       Earnings (loss) before
        minority interest and items
        noted below                       119.9      44.7     255.6       (.6)
       Minority interest in earnings
        of consolidated joint venture      44.7      23.0     100.2      28.3
                                       --------   -------- -------- --------
       Earnings (loss) before items
        noted below                        75.2      21.7     155.4     (28.9)
       Provision (credit) for income
        taxes (Note 4)                     29.5       16.3     60.0     (8.2)
                                       --------   -------- -------- --------
        Earnings (loss) before
         cumulative effect of
         accounting change and
         extraordinary item                45.7       5.4      95.4     (20.7)
       Cumulative effect of
        accounting change (Note 5)                             (5.9)
       Extraordinary loss-debt
        retirement (Note 6)                 (.7)               (3.7)    (23.8)
                                       --------   -------- -------- --------
        Net earnings (loss)            $   45.0  $    5.4  $   85.8  $  (44.5)
                                       ========   ======== ======== ========

       Earnings (loss) per share
        (Note 7):
        Earnings (loss) before
         cumulative effect of
         accounting change and
         extraordinary item            $   1.54  $    .21  $   3.22 $   (.85)
        Cumulative effect of
         accounting change (Note 5)                            (.20)
        Extraordinary loss-debt
         retirement (Note 6)               (.02)               (.12)    (.98)
                                       --------   -------- -------- --------
          Net earnings (loss)          $   1.52  $    .21  $   2.90 $  (1.83)
                                       ========   ======== ======== ========



        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED BALANCE SHEET
       (Dollars in millions except per share amounts)
                                                      March 31,      June 30,
       Assets                                          1995            1994
       -----------------------------------------------------------------------
       Current assets:
        Cash and cash equivalents                   $  140.2        $  169.0
        Receivables, net (Note 8)                      119.2           109.1
        Inventories:
          Products (principally finished)              169.2           185.5
          Operating materials and supplies              68.4            67.6
                                                     --------       --------
                                                       237.6           253.1
        Prepaid expenses                                 4.5             2.8
                                                     --------       --------
          Total current assets                         501.5           534.0
       Investment in oil and gas joint venture          16.5            19.0
       Property, plant and equipment                 3,432.7         3,394.1
       Accumulated depreciation and depletion       (1,556.9)       (1,466.7)
                                                     --------       --------
        Net property, plant and equipment            1,875.8         1,927.4
       Deferred income taxes                           224.8           223.6
       Other assets                                     67.1            74.3
                                                     --------       --------
                                                    $2,685.7        $2,778.3
                                                     ========       ========

       Liabilities and Stockholders' Equity
       -----------------------------------------------------------------------
       Current liabilities:
        Accounts payable                            $  102.1        $  110.3
        Accrued liabilities                            118.3            98.0
        Current maturities of long-term debt             8.8             1.1
                                                     --------       --------
          Total current liabilities                    229.2           209.4
       Long-term debt, less current maturities         549.5           688.1
       Deferred income taxes                           382.7           372.6
       Other noncurrent liabilities                    289.8           275.1
       Minority interest in consolidated joint
        venture                                        498.4           578.1
       Stockholders' equity:
        Common stock, $1 par value authorized
         50,000,000 shares; issued 32,278,174
         shares and 32,232,865 shares at March 31
         and June 30, respectively                      32.3            32.2
        Capital in excess of par value                 737.6           736.2
        Retained earnings (deficit)                     73.6            (6.3)
        Treasury stock, at cost, 2,776,420 shares
         and 2,770,259 shares at March 31 and
         June 30, respectively                        (107.4)         (107.1)
                                                     --------       --------
          Total stockholders' equity                   736.1           655.0
                                                     --------       --------
                                                    $2,685.7        $2,778.3
                                                     ========       ========
        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
       (In millions)
                                                          Nine months ended
                                                              March 31,
                                                         1995           1994
       -----------------------------------------------------------------------
       Cash Flows from Operating Activities
       ------------------------------------
        Net earnings (loss)                              $  85.8     $ (44.5)
        Adjustments to reconcile net earnings (loss)
         to net cash provided by operating activities:
          Minority interest in earnings of consolidated
           joint venture                                   100.2        28.3
          Depreciation, depletion and amortization          99.7        82.9
          Postemployment employee benefits                   9.6
          Deferred income taxes                              8.9       (40.9)
          Cash distributions in excess of equity in
           operating results of oil and gas joint
           venture (including a $20.3 write-down
           in 1994)                                          4.2        34.2
          Other non-cash charges and credits, net           (2.7)      (11.4)
          Changes in:
            Receivables                                    (10.1)        2.9
            Inventories                                     15.5        37.6
            Prepaid expenses                                (1.7)
            Accounts payable, accrued liabilities
             and income taxes                               14.7       (58.1)
                                                         -------     -------
          Net cash provided by operating activities        324.1        31.0
                                                         -------     -------

       Cash Flows from Investing Activities
       ------------------------------------
        Capital expenditures                               (38.9)      (19.7)
        Other                                                4.2         4.7
                                                         -------     -------
          Net cash used by investing activities            (34.7)      (15.0)
                                                         -------     -------
          Net cash provided before financing
           activities                                      289.4        16.0
                                                         -------     -------

       Cash Flows from Financing Activities
       ------------------------------------
        Proceeds from issuance of long-term
         debt, net                                           1.2       173.6
        Payments of long-term debt                        (132.1)     (243.2)
        Joint venture cash distributions to FRP           (181.4)      (48.2)
        Cash dividends paid                                 (5.9)
        Issuance of common stock from treasury                         113.4
                                                         -------     -------
          Net cash used by financing activities           (318.2)       (4.4)
                                                         -------     -------

       Net (decrease) increase in cash and cash
        equivalents                                        (28.8)       11.6
       Cash and cash equivalents - beginning
        of period                                          169.0       111.6

                                                         -------     -------
       Cash and cash equivalents - end of period         $ 140.2     $ 123.2
                                                         =======     =======

       Supplemental cash flow disclosures:
        Interest paid                                    $  33.7     $  42.6
        Income taxes paid                                $  47.8     $  10.3



        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions except per share amounts)


                                                          Nine months ended
                                                              March 31,
                                                         1995           1994
       -----------------------------------------------------------------------

       Common stock:
        Balance at June 30                                $ 32.2      $ 32.2
        Stock options exercised                               .1
                                                         ------       ------
          Balance at March 31                               32.3        32.2

       Capital in excess of par value:
        Balance at June 30                                 736.2       768.4
        Stock options exercised                              1.1          .1
        Restricted stock awards                               .3         3.0
        Issuance of common stock                                       (20.6)
                                                         ------       ------
          Balance at March 31                              737.6       750.9

       Retained earnings (deficit):
        Balance at June 30                                  (6.3)       22.5
        Net earnings (loss)                                 85.8       (44.5)
        Dividends ($.20 a share in 1995)                    (5.9)
                                                         ------       ------
          Balance at March 31                               73.6       (22.0)

       Treasury stock:
        Balance at June 30                                (107.1)     (392.7)
        Acquisition of shares                                (.3)
        Issuance of common stock from treasury                         134.1
        Restricted stock award                                           (.2)
                                                         ------       ------
          Balance at March 31                             (107.4)     (258.8)
                                                         ------       ------

       Total stockholders' equity                         $736.1      $502.3
                                                         ======       ======















        (See Notes to Condensed Consolidated Financial Statements on Page 5)

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



       1.  Restructuring Charges
           ---------------------
           Selling, general and administrative expenses included restructuring charges totaling $5.0 million ($3.9 million net of minority interest) for the nine months ended March 31, 1995 resulting from the adoption of a restructuring plan which shifted the marketing and administrative functions of Phosphate Chemicals Export Association, Inc. (formed to market concentrated phosphates internationally) to its member companies.

       2.  Environmental Matters
           ---------------------
           Operating earnings included provisions totaling $9.0 million ($5.1 million net of minority interest) for the nine months ended March 31, 1995 to provide for additional remediation costs associated with a sinkhole beneath a phosphogypsum storage stack at IMC-Agrico's New Wales concentrated phosphate production facility in Florida and repair and cleanup costs related to an earthen dam breach at IMC-Agrico's Payne Creek and Hopewell phosphate mining facilities in Florida. These charges were partially offset by a gain of $5.0 million from the sale of land in Florida in September 1994.

       3.  Write-Down of Investment in Oil and Gas Joint Venture
           ------------------------------------------------------
           Results for the nine months ended March 31, 1994 included a charge of $20.3 million from the write-down of the Company's investment in its oil and gas partnership.

       4.  Income Taxes
           ------------
           In 1994, the provision (credit) for income taxes included a first quarter charge of $4.1 million for an adjustment to the Company's net deferred tax liability for the effect of changes in U.S. corporate tax rates and a third quarter charge of $5.0 million to reflect a change in the annual effective tax rate due to an improved earnings outlook.

       5.  Accounting for Postemployment Benefits
           --------------------------------------
           Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, ``
                                             Employers' Accounting for
       Postemployment Benefits,''
                                 to account for disability benefits.  Prior
       to July 1, 1994, the Company recognized the cost of providing certain of these benefits on a cash basis. SFAS No. 112 requires the cost of providing these benefits be recognized when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. Consequently, results for the nine months ended March 31, 1995 reflected a charge of $5.9 million, net of taxes, for the cumulative effect of the adoption of SFAS No. 112. The effect of the adoption of SFAS No. 112 on the three and nine months' earnings before the cumulative effect of the accounting change was not material.

       6.  Extraordinary Loss-Debt Retirement
           ----------------------------------

           In connection with the purchase of portions of the Company's Senior Notes during the three and nine months ended March 31, 1995 and the fiscal 1994 purchase of $220 million of its 11.25 percent Notes, the Company recorded extraordinary charges, net of taxes, of $.7 million, $3.7 million and $23.8 million, respectively, for redemption premium incurred and write-off of previously deferred finance charges associated with such notes.

       7.  Earnings (Loss) Per Share
           -------------------------
           Earnings (loss) per share were based on the weighted average number of shares and equivalent shares outstanding. Shares used in the calculations were 29,639,432 and 29,575,520 shares for the three and nine months ended March 31, 1995, respectively. For the three and nine months ended March 31, 1994, shares and equivalent shares outstanding totaled 25,704,403 and 24,259,699 shares, respectively. The above shares reflected common stock offerings of 3,450,000 and 4,000,000 shares in October 1993 and May 1994, respectively.

       8.  Sale of Receivables
           -------------------
           In October 1994, IMC-Agrico entered into an agreement with a financial institution whereby it can sell, on an ongoing basis, up to $75.0 million of an undivided percentage interest in certain receivables, subject to limited recourse provisions. At March 31, 1995, IMC-Agrico had sold $56.0 million of such receivable interests. Related costs, charged to interest earned and other non-operating income and expense, net, totaled $.9 million and $1.5 million for the three and nine months ended March 31, 1995, respectively. The Company's portion of the proceeds from the sale of receivable interests was used primarily to retire long-term debt.


       Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

       Results of Operations
       ---------------------

       Three months ended March 31, 1995 vs. three months ended March 31, 1994
       -----------------------------------------------------------------------

           Net earnings for the three months ended March 31, 1995 totaled $45.0 million, or $1.52 per share, significantly higher than last year's third quarter when the Company reported net earnings of $5.4 million, or $.21 per share. This third quarter performance represents the highest quarterly net earnings since the Company was formed in 1988. Included in 1995 operating results was an extraordinary charge of $.7 million, or $.02 per share, related to the early extinguishment of debt. In 1994, operating results included a charge of $5.0 million, or $.19 per share, to reflect a change in the annual effective tax rate due to an improved earnings outlook.

           Net sales for the three months ended March 31, 1995 were $550.0 million, a 34 percent increase over 1994 when sales were $410.5 million. Record purchases of concentrated phosphates and potash by China continued to be filled during the quarter. In addition, shipments under a fiscal 1995 long-term phosphate rock supply contract also helped contribute to the overall sales increase.

           Gross margins increased $72.3 million from last year's third quarter primarily due to higher margins for concentrated phosphates, a $49 million increase, potash, a $13 million increase, and phosphate rock, a $4 million increase.

           Concentrated phosphate margins increased primarily as a result of higher prices ($63 million) as average diammonium phosphate (DAP) prices increased 21 percent over year-earlier levels. Other concentrated phosphate products showed similar price improvements. Recently, DAP prices have declined but still remain strong. Future price levels will depend upon the domestic planting season and continued export demand. Likewise, sales volume increased ($15 million) primarily due to export shipping demand which increased 39 percent from the same period a year ago. Partially offsetting these increases were higher production costs ($29 million) primarily due to higher raw material costs. Currently, all concentrated phosphate production facilities, with the exception of Taft, are operating at full production capacity. On May 8, 1995, IMC-Agrico suspended operations at its Taft, Louisiana, concentrated phosphate production facility subject to improved market conditions. The decision to halt production was made in order to balance production levels with market requirements and to ensure inventory levels are adequate to meet customers' near-term needs.

           Potash margins increased as a result of higher prices ($5 million) and sales volume ($4 million) as average potash prices and volume increased 7 percent and 12 percent, respectively, over the same period a year ago. The increased sales volume was almost entirely due to higher export shipments, primarily to China. In addition, production costs were $4 million lower due to lower water inflow spending.

           Phosphate rock margins increased due primarily to increased sales volume, up 36 percent or $2 million. In addition, production costs were $2 million lower as all operating plants were at full capacity.

           The following table summarizes the Company's sales of crop nutrient products and average selling prices for the three months ended March 31, 1995 and 1994:

                                             (Tons in millions of short tons)
                                                  1995                 1994
                                               ---------            ---------
       Concentrated phosphates
        Total dry product sales tons
         (primarily DAP)                         1.975                  1.666
        Average DAP price per ton *           $169.66                $140.16

       * Average DAP prices represent sales made FOB Florida, Louisiana and regional warehouses.

       Phosphate rock
        Sales tons                               3.060                  2.246
        Average price per ton                  $20.25                 $20.67

       Potash

        Sales tons                               1.128                  1.009
        Average price per ton                  $62.24                 $58.36

           Selling, general and administrative expenses increased $3.5 million over the same period a year ago primarily due to increased legal expenses and higher accruals associated with long-term compensation plans.

           Other operating income and expense for the three months ended March 31, 1995 included $.7 million from the amortization of a deferred gain resulting from the exchange of the Company's phosphate business for a
       56.5 percent interest in IMC-Agrico. In 1994, other operating income and expense included $3.6 million of such amortization.

           Interest charges for the three months ended March 31, 1995 were $7.7 million lower than last year which reflected management's continuing efforts to reduce high-cost, long-term indebtedness prior to maturity.


       Nine months ended March 31, 1995 vs. nine months ended March 31, 1994
       ---------------------------------------------------------------------

           Net earnings for the nine months ended March 31, 1995 totaled $85.8 million, or $2.90 per share, up significantly over last year when the Company reported a net loss of $44.5 million, or $1.83 per share.

           Included in 1995 operating results was a one-time charge of $5.9 million, or $.20 per share, for the cumulative effect on prior years of a change in accounting for postemployment benefits resulting from the adoption of SFAS No. 112 on July 1, 1994 and an extraordinary charge of $3.7 million, or $.12 per share, related to the early extinguishment of debt. In 1994, the loss included an extraordinary charge of $23.8 million, or $.98 per share, related to the early extinguishment of debt, a charge of $20.3 million, $12.4 million after taxes, or $.51 per share, related to the write-down of the Company's investment in an oil and gas joint venture, a charge of $4.1 million, or $.17 per share, for an adjustment to the Company's net deferred tax liability for the effect of changes in U.S. corporate tax rates, and a charge of $5.0 million, or .21 per share, to reflect a change in the annual effective tax rate due to an improved earnings outlook. See Notes to Condensed Consolidated Financial Statements for further discussion of these non-recurring items.

           Net sales for the nine months ended March 31, 1995 were $1,422.6 million, a 41 percent increase over 1994 when sales were $1,005.9 million. The Company continued to benefit from record purchases of potash and concentrated phosphates by China. This, along with continued strong domestic crop nutrient demand, contributed significantly to this increase.

           Gross margins increased $221.7 million from the same period a year ago, primarily due to higher margins for concentrated phosphates, a $175 million increase, potash, a $32 million increase, phosphate rock, a $3 million increase, and mixed goods, a $3 million increase.

           Concentrated phosphate margins have increased significantly primarily due to higher prices ($182 million) and volume ($48 million) as average DAP prices increased 29 percent over the same period a year ago. In addition, sales volume increased 22 percent reflecting record purchases by China. These factors, along with continued strong domestic crop nutrient demand, have until recently decreased domestic inventory levels resulting in higher prices. Partially offsetting the price and volume increases were higher production costs ($55 million) primarily due to higher raw material costs and a charge resulting from remediation costs associated with a sinkhole described in Note 2 of Notes to Condensed Consolidated Financial Statements.

           Potash margins also increased primarily due to higher sales volume ($14 million) as export shipments rose 70 percent, reflecting record potash purchases by China. In addition, domestic potash shipments rose 12 percent over last year. This has resulted in lower producer inventory levels and higher prices ($10 million) as supply has tightened. Production costs were lower ($8 million) due primarily to lower water inflow control spending.

           Phosphate rock margins increased primarily due to increased sales volume and prices ($7 million), mostly due to the addition of a new long-term supply contract to fiscal 1995 operating results. Partially offsetting the increase were higher production costs ($4 million) as excessive rainfalls in Florida early in the first half of fiscal 1995 affected phosphate rock production levels. In addition, costs were incurred in the startup of the Company's previously idled Payne Creek mine, while repair and cleanup costs associated with an earthen dam breach at the Company's Payne Creek and Hopewell phosphate mining facilities in Florida also contributed to higher costs.

           Mixed goods margins increased primarily due to increased prices ($4 million) and sales volume ($2 million), partially offset by higher production costs ($3 million) resulting from higher raw material costs.

           The following table summarizes the Company's sales of crop nutrient products and average selling prices for the nine months ended March 31, 1995 and 1994:

                                             (Tons in millions of short tons)
                                                 1995                 1994
                                               --------             --------
       Concentrated phosphates
        Total dry product sales tons
         (primarily DAP)                         5.593                  4.576
        Average DAP price per ton *           $159.72                $123.35

       * Average DAP prices represent sales made FOB Florida, Louisiana and regional warehouses.

       Phosphate rock
        Sales tons                               8.353                  6.915
        Average price per ton                  $20.12                 $20.03

       Potash
        Sales tons                               2.817                  2.209
        Average price per ton                  $64.66                 $63.74

           Selling, general and administrative expenses increased $9.8 million over the same period a year ago primarily due to restructuring charges discussed in Note 1 of Notes to Condensed Consolidated Financial Statements.

           Other operating income and expense for the nine months ended March 31, 1995 included a gain of $5.0 million from the sale of land in Florida and $2.1 million from the amortization of a deferred gain resulting from the exchange of the Company's phosphate business for a
       56.5 percent interest in IMC-Agrico. In 1994, other operating income and expense included $11.4 million of such amortization.

           Interest charges for the nine months ended March 31, 1995 were $22.2 million lower than last year which reflected management's efforts to reduce high-cost, long-term indebtedness prior to maturity.



       Financial Condition
       -------------------

           Since June 30, 1994, cash and cash equivalents have decreased $28.8 million. Primary uses of cash included $181.4 million of cash sharing distributions to Freeport-McMoRan Resource Partners, Limited Partnership (FRP), $132.1 million to purchase portions of the Company's outstanding Senior Notes and $38.9 million of capital expenditures. Partially offsetting these cash outflows was $324.1 million generated by operating activities which included $56.0 million from the sale of receivable interests discussed below.

           The Company's working capital ratio at March 31, 1995 was 2.2 versus 2.6 at June 30, 1994 and declined primarily due to the sale of receivable interests discussed in Note 8 of Notes to Condensed Consolidated Financial Statements. Debt to total capitalization improved to 43.1 percent at March 31, 1995 compared to 63.5 percent a year ago and 51.3 percent at June 30, 1994.

           The Company has an agreement with a group of banks to provide it with an unsecured revolving credit facility (the Working Capital Facility) under which the Company may borrow up to $100 million until June 30, 1996. At March 31, 1995, $29.7 million was drawn down in the form of letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees. There were no other borrowings under the agreement at March 31, 1995.

           IMC-Agrico also has an agreement with a group of banks to provide it with a $75 million unsecured revolving credit facility (the IMC-Agrico Working Capital Facility). At March 31, 1995, $12.4 million was drawn down in the form of letters of credit. There were no other borrowings under this agreement at March 31, 1995.

          In October 1994, IMC-Agrico entered into an agreement with a financial institution whereby it can sell, on an ongoing basis, up to $75.0 million of an undivided percentage interest in certain receivables, subject to limited recourse provisions. At March 31, 1995, IMC-Agrico had sold $56.0 million of such receivable interests. The Company's portion of the proceeds from the sale of receivable interests was used primarily to retire long-term debt.

           Certain debt agreements contain provisions which restrict the Company's ability to make capital expenditures, dispose of assets, limit the payment of dividends or other distributions to stockholders, and prohibit the incurrence of additional indebtedness. The Working Capital Facility also contains financial ratios and tests which must be met with respect to interest and fixed charge coverage, tangible net worth, working capital and debt to total capitalization. In addition, the IMC-Agrico Working Capital Facility contains financial and minimum net Partners' capital requirements, places limitations on indebtedness of IMC-Agrico and restricts the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined in the Partnership Agreement). At March 31, 1995, both the Company and IMC-Agrico were in compliance with all of the covenants in the indentures and other agreements governing their indebtedness.

           IMC-Agrico makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership Agreement. For the nine months ended March 31, 1995, the total amount of Distributable Cash generated by IMC-Agrico was $378.9 million, of which $205.9 million was distributed to FRP, including $46.7 million subsequent to March 31, 1995.

           Capital expenditures for the year ending June 30, 1995 are estimated to total $66 million (including $48 million by IMC-Agrico). The Company believes that its current liquidity position, its cash flow from operations and available borrowings under the Company's credit facilities should be sufficient to meet its working capital needs and expansion of its operations in the near term.

           In October 1993 and May 1994, the Company successfully completed common stock offerings totaling 7,450,000 shares, the proceeds of which were used to reduce long-term indebtedness. Assuming the common stock offerings had occurred on July 1, 1993 and the proceeds used to reduce outstanding indebtedness, the pro forma net loss for the nine months ended March 31, 1994 would have been $32.8 million, or $1.11 per share.

           There were no other material changes in the Company's financial condition, capital resources, or liquidity from that described in the Company's 1994 Annual Report on Form 10-K.


       Other Matters
       -------------

           IMC-Agrico has experienced concentrations of groundwater contaminants in a cooling pond at the New Wales concentrated phosphate production facility. Concentrations of such contaminants had been slowly dropping and approaching permitted levels following the plugging of 12 former recharge wells located beneath the cooling pond. However, in June 1994, concentration levels increased significantly when a large hole was discovered atop the New Wales phosphogypsum stack, believed to have been caused by a sinkhole beneath the stack. Failure to reach permitted levels could potentially result in the incurrence of substantial expenditures to line or relocate the cooling pond.

           Initial grouting operations to plug the sinkhole have been completed and concentration levels have dropped significantly. However, concentrations are currently in excess of permitted levels.

       Because IMC-Agrico is pumping water from the aquifer to use at the New Wales facility, it is believed that the contamination believed to be caused by the sinkhole is confined to company property. IMC-Agrico is working with government authorities in connection with the sinkhole, and remediation of the groundwater contamination levels is seen as a part of the overall situation.

           In November 1994, the earthen wall of a settling pond at one of IMC-Agrico's phosphate rock mining facilities in Florida was breached, allowing water to flow onto neighboring property, including streams. Corrective action was promptly taken and remedial measures are also being taken. An investigation into the incident is presently being conducted in cooperation with environmental agencies. This breach was the second such incident at Company facilities in 1994; the earlier incident, also in Florida, involved the release of water onto Company property and property of a corporate neighbor, plus lesser amounts into streams.

       Part II.  OTHER INFORMATION


       Item 1.  Legal Proceedings.

           Pursuant to certain agreements between the Company and its former parent company, Mallinckrodt Group Inc. (Mallinckrodt), the Company has agreed to indemnify Mallinckrodt against any liability or costs attributable to, among other things, litigation involving the crop nutrient business, whether or not the events which give rise to the litigation predated July 1, 1987.

           In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation. Except for (i) the matters discussed in the Company's 1994 Annual Report on Form 10-K (the 1994 Form 10-K), Quarterly Report on Form 10-Q for the quarter ended September 30, 1994 (the First Quarter 10-Q), and Quarterly Report on Form 10-Q for the quarter ended December 31, 1994 (the Second Quarter 10-Q), and (ii) the matters discussed below, certain of which matters were previously discussed in greater detail in the Company's 1994 Form 10-K, First Quarter 10-Q and Second Quarter 10-Q, none of the litigation pending or known to be threatened at this time is regarded by the Company as potentially material.

       Sterlington Litigation
       ----------------------

           In connection with the Company's previously disclosed Texas litigation (Texas Action) relating to the May 1991 explosion at a nitroparaffins plant located in Sterlington, Louisiana, the Texas Court of Appeals reversed an earlier decision of the trial judge. The Texas Court of Appeals has ruled that under Texas law, the April 1,1993 settlement agreement (Settlement Agreement) discussed in the 1994 Form 10-K between the Company and Angus Chemical Company (Angus) released the insurers of the Company to the same extent that it released the Company. The Texas Court of Appeals entered judgment on this issue for the Company on February 2, 1995. On February 17, 1995, Angus filed a motion for a rehearing with the Texas Court of Appeals. The Texas Court of Appeals has not yet ruled on this motion.

           On June 19, 1995, the trial court in the Texas Action is scheduled to hear the parties' pending motions for summary judgment which the previous trial judge did not rule on before leaving the bench.
       Pursuant to the trial court's current scheduling order, a jury trial is scheduled to commence on October 9, 1995, on the parties' respective claims for contribution and indemnity and the Company's claims to reform the Settlement Agreement.

           Angus has now served the lawsuit it filed in Louisiana against the Company and two of its excess liability insurers (discussed in the 1994 Form 10-K) seeking damages in addition to the amounts paid pursuant to the Settlement Agreement. This case has been assigned to the same judge as was assigned to the class action lawsuits pending against the Company in Louisiana.

       Angus Environmental Litigation
       ------------------------------

           On February 17, 1995, Angus Chemical Company filed a complaint against the Company, IMC Global Operations Inc. and Mallinckrodt (known collectively as the Defendants) pursuant to the Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA) in the United States District Court for the Western District of Louisiana. According to the complaint, Angus' Sterlington, Louisiana nitroparaffins plant (NP Plant) included a storage tank (Tank G-62S), which was constructed in approximately 1949 and was used for the storage of, among other things, 2 nitropropane. Angus alleges that commencing in 1991 it has incurred approximately $1.4 million in response costs in excavating, transporting and disposing of 3,609 tons of soil allegedly containing 2 nitropropane.

           The complaint further alleges that prior to February 28, 1992, the Defendants' operation of the NP Plant allowed hazardous substances within the meaning of CERCLA to be released into the environment in the vicinity of the tank.

           The Company and Mallinckrodt have until May 18, 1995 to respond to the complaint. The Company intends to vigorously defend this matter; however, given that this litigation is in its early stages of discovery and due to the uncertainties inherent in litigation, no assurances can be given that the Company will prevail in this matter.

       Potash Antitrust Litigation
       ---------------------------

           Discovery has begun in the previously disclosed potash antitrust action filed in federal court in Minnesota against U.S. potash producers, including the Company, following certification of a class of all direct U.S. potash purchasers as plaintiffs.

       Item 6.  Exhibits and Reports on Form 8-K.

           (a)  Exhibits.

                Exhibit
                  No.               Description
                -------------------------------------------------------

                11.3 Fully diluted earnings per share computation for the nine months ended March 31, 1995

           (b)  No Reports on Form 8-K were filed during the quarter.

                           * * * * * * * * * * * * * * * *
                                     SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          IMC GLOBAL INC.

                                          Robert C. Brauneker
                                  -------------------------------------------
                                          Robert C. Brauneker
                                          Executive Vice President
                                          and Chief Financial Officer
       Date:  May 15, 1995