Form 10-K
period 1995-06-30
IMC GLOBAL INC
filed 1995-09-21
CIK 820626

-----------------------------------------------------------------------
  -------------------------------------------------------------------
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                        -----------------------

                               FORM 10-K
          (Mark One)
           X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---
             THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)
                For the fiscal year ended June 30, 1995
                                  OR
          ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
        For the transition period from ---------- to ----------
                     Commission file number 1-9759
                            IMC GLOBAL INC.
                 (Formerly IMC Fertilizer Group, Inc.)
        (Exact name of registrant as specified in its charter)
                     Delaware                         36-3492467
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

                     2100 Sanders Road
                   Northbrook, Illinois                     60062
         (Address of principal executive offices)         (Zip Code)

  Registrant's telephone number, including area code:  (708)-272-9200

      Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange
              Title of each class                on which registered
              -------------------               ---------------------
    Common Stock, par value $1 per share        New York Stock Exchange
                                                Chicago Stock Exchange

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


Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [   ]

State the aggregate market value of the voting stock held by non-affiliates of the registrant: $1,845,211,984 as of August 31, 1995. Market value is based on the August 31, 1995, closing price of Registrant's Common Stock.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934
subsequent to the distribution of securities under a plan confirmed by
a court.                Yes-------.  No-------.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the registrant's classes of common stock:
29,628,619 shares, excluding 2,776,420 treasury shares as of August 31, 1995.

DOCUMENTS INCORPORATED BY REFERENCE: Information required by Items 10, 11, 12, and 13 of Part III is incorporated by reference from pages 2 through 6, pages 7 through 16, pages 6 and 7 and page 7, respectively, of the Registrant's definitive proxy statement for the annual meeting of stockholders to be held on October 19, 1995.

  -------------------------------------------------------------------
-----------------------------------------------------------------------

1995 FORM 10-K CONTENTS





Item                                                        Page

-----------------------------------------------------------------

Part I:

 1.  Business                                                 1
     Introduction                                             1
     Product Line Information                                 2
     International Operations                                13
     Working Capital                                         14
     Relationship Between the Company and
      Mallinckrodt Group Inc.                                14
     Other Activities                                        15
 2.  Properties                                              17
 3.  Legal Proceedings                                       17
 4.  Submission of Matters to a Vote of Security Holders     18
     Executive Officers of the Registrant                    19

Part II:

 5.  Market for the Registrant's Common Stock and Related
       Stockholder Matters                                   20
 6.  Selected Financial Data                                 22
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   23
 8.  Financial Statements and Supplementary Data             30
 9.  Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                54

Part III:

10.  Directors and Executive Officers of the Registrant      54
11.  Executive Compensation                                  54
12.  Security Ownership of Certain Beneficial Owners
       and Management                                        54
13.  Certain Relationships and Related Transactions          54

Part IV:

14.  Exhibits, Financial Statement Schedules, and Reports
       on Form 8-K                                           55

Signatures                                                   66

-----------------------------------------------------------------
PART I.



Item 1.  Business.

INTRODUCTION
------------

Company Profile
---------------
    IMC Global Inc., formerly IMC Fertilizer Group, Inc., is the parent corporation of several subsidiaries and joint venture operations which together comprise one of the world's leading producers of crop nutrients for the international community. The Company mines and processes potash in the United States and Canada, and is a joint venture partner in IMC-Agrico Company, the nation's largest producer, marketer and distributor of phosphate crop nutrients. The Company believes that it is one of the lower-cost North American producers of phosphate rock, potash and concentrated phosphates. The Company also manufactures high-value crop nutrients which are marketed principally in the southeastern United States under the Rainbow (Registered Trademark) brand name. In addition, it produces sulphur and oil at other joint venture businesses and operates a railcar repair facility in Georgia.

    The Company's business strategy focuses on maintaining its worldwide position as a leading crop nutrient producer and supplier through extensive customer service, efficient distribution and transportation, and to supply crop nutrient products worldwide at competitive prices by taking advantage of economies of scale and state-of-the-art technology to reduce costs.

    The corporate headquarters of the Company is located at 2100
Sanders Road, Northbrook, Illinois 60062-6146, and the telephone number is (708) 272-9200.

    Unless the context indicates otherwise, the "Company" includes IMC Global Inc. and its consolidated subsidiaries and joint ventures, including, subsequent to June 30, 1993, IMC-Agrico Company. Unless otherwise specified, references herein to years are fiscal years ended June 30.


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

    In addition, the Company's results of operations can also be affected by other factors beyond its control such as the relative value of the U.S. dollar and its impact upon costs to the importers of crop nutrients, the status of domestic and foreign political subsidies of agriculture, and other factors.


Methods of Competition
----------------------

    The Company's products are commodities that are available from other sources, and the marketplaces in which these products are sold, both domestic and foreign, are highly competitive. Apart from competitive pricing, the Company's principal method of competition is through customer service. Such service includes the maintenance of an extensive North American transportation system made up of approximately 2,400 railroad cars, both leased and owned, the maintenance of in-market warehouse networks to meet changing needs within the domestic marketplace, and the operation of ocean terminals for the storage and shipment of product to international markets.



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

    The table below shows the Company's net sales by product line in millions of dollars for each of the past five years:

                     1995     1994     1993     1992     1991
---------------------------------------------------------------
Phosphate rock      $        $        $        $        $
                    230.8    188.1    167.0    202.0    224.2
Concentrated        1,248.4  876.5    387.1    423.1    447.8
phosphates
Potash              249.4    210.5    221.8    224.1    231.3
High-value crop     115.1    98.4     97.9     103.3    96.6
nutrients
Uranium             10.9     9.2      6.7      63.9     70.9
Ammonia                                        34.3     52.1
Other               69.4     58.8     16.6     7.8      8.3

  Total net sales   $1,924.  $1,441.  $        $1,058.  $1,131.
                    0        5        897.1    5        2
----------------------------------------------------------------
    In 1995, sales of concentrated phosphates and potash to China accounted for approximately 20 percent of the Company's net sales. No other single customer or group of related or affiliated customers accounted for more than 5 percent of the Company's net sales.


IMC-Agrico Company
-------------------

    On July 1, 1993, IMC Global Operations Inc. (IMC), formerly IMC Fertilizer, Inc., and Freeport-McMoRan Resource Partners, Limited Partnership (FRP) entered into a joint venture partnership in which both companies contributed their respective phosphate businesses, including the mining and sale of phosphate rock and the production, distribution and sale of concentrated phosphates, uranium oxide and related products to IMC-Agrico Company (IMC-Agrico), a Delaware general partnership. IMC has a 56.5 percent interest in IMC-Agrico over the term of the partnership. IMC-Agrico is governed by a Policy Committee which has equal representation from each company and is operated by IMC. IMC-Agrico makes cash distributions to IMC and FRP based on formulas and sharing ratios for Current Interest Cash and Capital Interest Cash as defined in the partnership agreement. Current Interest Cash is shared at a ratio of 45.0 percent and 55.0 percent in 1995 to IMC and FRP, respectively, adjusting thereafter until 1998 when the ratios will be fixed at 59.4 percent to IMC and 40.6 percent to FRP. Capital Interest Cash is shared at a ratio of 54.9 percent and
45.1 percent in 1995 to IMC and FRP, respectively, adjusting thereafter until 1998 when the ratios will be fixed at 59.4 percent to IMC and
40.6 percent to FRP.

    The formation of IMC-Agrico continues the Company's strategy of pursuing competitive cost positions in its markets. As a result of this transaction, IMC-Agrico has realized transportation and distribution cost savings by reducing unit costs to transport product between various IMC-Agrico locations, by taking advantage of multiple shipping locations to reduce the cost to transport product to customers, and by reducing per unit warehousing costs through opportunities created by the size of operations of IMC-Agrico as compared to the operations of the two partners individually.
IMC-Agrico has reduced production costs by eliminating duplicative plant administrative functions, by applying operational technologies that have proven successful at each of the partner's respective plant locations to the other partner's contributed plants and by more efficiently utilizing in-process product at plants that previously had underutilized upgrading capacity. IMC's and FRP's selling, general and administrative expenses have been reduced through reduced headcount which was achieved by eliminating duplicative headquarters functions and consolidating the partners' sales forces.

    The following discussion describes the Company's operations, including those of IMC-Agrico. Subsequent to June 30, 1993, all of the Company's phosphate rock and concentrated phosphate operations have been conducted through IMC-Agrico.



Phosphate Rock
--------------

    IMC-Agrico's phosphate mining operations and production plants, located in Polk, Hillsborough, Hardee and Manatee counties in central Florida, produce phosphate rock, with production principally going into the manufacture of concentrated phosphates. IMC-Agrico sells phosphate rock to crop nutrient manufacturers in the United States, to foreign distributors and manufacturers and to animal feed manufacturers for the production of feed phosphates. IMC-Agrico also uses phosphate rock internally in the production of concentrated phosphates at its New Wales, Nichols and South Pierce production facilities located in central Florida and its Faustina and Uncle Sam production facilities located in Louisiana. Phosphate rock is generally mixed with sulfuric acid to produce phosphoric acid from which various concentrated phosphate products can be produced. About 84 percent of U.S. phosphate rock is produced in Florida and North Carolina. The Florida/North Carolina production rate was at 86 percent of capacity for 1995, including idle and unused facilities.


Production and Reserves

    Phosphate deposits were formed 15 million years ago by mineral precipitation from seawater. Varying in thickness from five to 25 feet, these deposits are covered by a 10 to 50 foot layer of sandy overburden. The ore is extracted through surface mining after removal of the overburden and is then processed at one of IMC-Agrico's 10 plants (two of which were temporary idled at June 30, 1995) where it goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials.

    IMC-Agrico's production capacity is approximately 27 million tons of product per year. However, production has been at less than capacity because of reduced demand.

    In June 1994, the Company purchased two phosphate rock processing plants which previously had been leased under a long-term contract with Brewster Phosphates. The annual capacity of these two plants is approximately five million tons. Currently, both plants are closed indefinitely subject to improved market conditions.

    IMC-Agrico has estimated reserves of 328 million tons of phosphate rock in central Florida as of June 30, 1995 that are mineable from existing operations. These reserves are either owned by IMC-Agrico or controlled by it through long-term lease or royalty agreements. Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL), with an average grade of 67 percent BPL. (Bone phosphate of lime is the standard industry term used to grade phosphate rock.) The phosphate rock mined by the Company in the last three years averaged 68 percent BPL, which is typical for phosphate rock mined in Florida during this period.

   In March 1994, IMC-Agrico and U.S. Agri-Chemicals (USAC) entered into an agreement in which IMC-Agrico agreed to mine certain phosphate rock reserves owned by USAC and process such reserves for its own use. In return, IMC-Agrico agreed to supply all of USAC's internal phosphate rock requirements (1.3 million to 2.0 million tons per year) at its Fort Meade, Florida, concentrated phosphate facility beginning October 1, 1994 at a price based on market plus escalations in IMC-Agrico's cost of production. This agreement will end on September 30, 2004, at which time it may be renewed, if agreed to by both parties, for an additional five years.

    IMC-Agrico also owns or controls phosphate rock deposits in Manatee, DeSoto and Hardee counties, Florida, about 40 miles south of its current mining operations, which are called the South Florida deposits. (Reserves are ore bodies which are believed to be economically recoverable at current costs and prices. Deposits are ore bodies which require additional economic and mining feasibility studies before they can be classified as reserves.) These deposits differ in physical and chemical characteristics from the reserves now being mined in Polk, Hillsborough and Manatee counties, Florida. The South Florida deposits contain estimated recoverable phosphate rock of approximately 533 million tons (289 million tons of which are available under option arrangements) with an average grade of approximately 65 percent BPL. Some of these deposits are located in what may be classified as unmineable wetland areas under standards set forth in current state and federal dredge and fill regulations.

   In July 1994, IMC-Agrico entered into an option agreement with Mississippi Chemical Corporation (MCC) to purchase 9,472 acres of land in Florida (the Property). The Property, along with 2,508 acres of land previously purchased from MCC (the Adjacent Property), contains approximately 87.5 million tons of phosphate rock deposits included in the South Florida deposits discussed above. The option period began July 16, 1994 and will end January 16, 1998. During this time, IMC-Agrico may exercise its option to purchase the Property or it may continue to make annual payments ranging from $1.0 million to $3.0 million to keep the option in effect. If by the end of the option period IMC-Agrico exercises its option to purchase the Property, the purchase price will be financed by MCC over a six-year term at interest rates approximating IMC-Agrico's borrowing rate. If IMC-Agrico fails to make an option payment during the option period or fails to exercise its option by January 16, 1998, MCC has the right to sell the Property to IMC-Agrico for a specified amount. If the option to purchase the Property is not exercised by IMC-Agrico and MCC does not exercise its right to sell the Property to IMC-Agrico, MCC has the right to purchase the Adjacent Property from IMC-Agrico at an agreed upon price. In fiscal 1995, IMC-Agrico paid $3.0 million to keep the option in effect.


The Market

    IMC-Agrico sells its phosphate rock under long-term contracts and in the spot market. IMC-Agrico also consumes a significant portion of its phosphate rock in the production of concentrated phosphates at its New Wales, Nichols, South Pierce, Faustina and Uncle Sam facilities.

    Most of IMC-Agrico's export sales of phosphate rock are made through the Phosphate Rock Export Association, formed under the Webb-Pomerene Act by the Company and certain other Florida phosphate rock producers. Under that Act, members of an industry may form associations to negotiate prices and other terms for the export sales of their products in order to compete more effectively in foreign markets. Export markets for phosphate rock are highly competitive, with the nationally-controlled mines of Morocco and other countries being significant factors in terms of supply and price.

    IMC-Agrico's phosphate rock shipments in millions of tons for 1995 and 1994 were as follows:
                                     1995               1994
-----------------------------------------------------------------
                                 Tons     %        Tons     %
-----------------------------------------------------------------
Domestic
 Major long-term contracts thru 2004      7.9     32%       5.9  28%
 Spot market                       .8     3          .8     4
Export                            2.1     8         2.2    10
Captive                          14.2    57        12.3    58
 Total shipments                 25.0  100%        21.2  100%

    IMC-Agrico has contractual commitments from customers for the shipment of phosphate rock amounting to approximately 4.4 million tons in fiscal 1996.

    Overall, phosphate rock prices averaged $21.29 per ton in 1995 vs. $21.16 per ton in 1994.



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

Production
    The Florida concentrated phosphate facilities consist of three plants: New Wales, Nichols and South Pierce. The New Wales concentrated phosphate complex, located near Mulberry, Florida, is the largest concentrated phosphate plant in the world with an estimate annual capacity of 1.76 million tons of phosphoric acid (P2O5 equivalent). P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide. New Wales primarily manufactures four forms of concentrated phosphates: diammonium (DAP) and monoammonium (MAP) phosphate, granular triple superphosphate (GTSP) and merchant grade phosphoric acid. The Nichols plant, located near Nichols, Florida, manufactures phosphoric acid and DAP and has an estimated annual capacity of .28 million tons of phosphoric acid (P2O5 equivalent). This plant was acquired from Conserv, Inc. in 1992. The South Pierce plant, located near Bartow, Florida, produces phosphoric acid, GTSP and technical grade DAP and MAP for industrial use and has an estimated annual capacity of .52 million tons of phosphoric acid (P2O5 equivalent).

    The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant, located in Uncle Sam, Louisiana, produces phosphoric acid which is then shipped to the nearby Faustina and Taft plants where it is used to produce DAP and MAP. Uncle Sam has an estimated annual capacity of .89 million tons of phosphoric acid (P2O5 equivalent). The Faustina plant, located near St. James, Louisiana, manufactures DAP and MAP and has an estimated annual capacity of .58 million tons of phosphoric acid (P2O5 equivalent). The Taft plant, located near Hahnville, Louisiana, only manufactures DAP. However, based on market demand, operations at Taft are routinely suspended to keep IMC-Agrico's output in balance with customer needs.

    Phosphate rock, sulphur and ammonia are the three principal raw materials used in the production of concentrated phosphates. Phosphate rock is supplied by IMC-Agrico's mines in Florida. The Company and FRP both have interests in a joint venture which began mining sulphur reserves at Main Pass 299 (Main Pass) offshore Louisiana in April 1992. In the past, sulphur was purchased exclusively from domestic suppliers. IMC and FRP have an agreement to supply IMC-Agrico's sulphur requirements. FRP supplies its share of the requirements through its Sulphur Division and the Company supplies its share of the requirements through its share of Main Pass production and purchases from FRP and third parties. Nearly all of the Company's ammonia needs were supplied by the Company's Sterlington, Louisiana, production facilities until February 1992, when the operations were sold. Since then, the Company's needs primarily have been fulfilled by domestic suppliers under long-term contracts. Subsequent to July 1, 1993, IMC-Agrico's needs were supplied by its Faustina ammonia production facility and by domestic suppliers under long-term contracts.


The Market

    IMC-Agrico sells its concentrated phosphates in the spot market and under long-term contracts. Virtually all of IMC-Agrico's export sales are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization. The table below shows the Company's 1995 and 1994 shipments in thousands of tons of P2O5 equivalent:
                                     1995               1994
-----------------------------------------------------------------
                                 Tons     %        Tons     %
-----------------------------------------------------------------
Domestic
 Spot market                   1,319    33%      1,449    42%
 Contracts expiring in 1996      165      4        115      4
 Mallinckrodt (for animal
  feed ingredients)              279      7        279      8
 Captive (for high-value
  crop nutrients)                 60      2         46      1
-----------------------------------------------------------------
                               1,823     46      1,889     55
Export                         2,138     54      1,564     45
-----------------------------------------------------------------
 Total shipments               3,961   100%      3,453   100%
-----------------------------------------------------------------

    IMC-Agrico has contractual commitments from customers for the shipment of concentrated phosphates amounting to approximately 1 million tons (P2O5 equivalent) in fiscal 1996.


Animal Feed Ingredients Agreements

    IMC has a management agreement with Mallinckrodt Veterinary, Inc. (Mallinckrodt), a wholly-owned subsidiary of Mallinckrodt Group Inc., under which IMC operates certain Mallinckrodt facilities at the New Wales concentrated phosphate complex, which manufacture animal feed-grade phosphate products, and supplies utilities for the operation of such facilities until at least June 30, 1997. There is also a similar management agreement under which IMC operates a limestone mine for Mallinckrodt Group Inc. to obtain limestone for use in the animal feed plant. Under the management agreement, charges for the conversion of raw materials, described below, into finished products, as well as for supplying utilities to the plant, are based on IMC's actual cost.

    In addition, IMC-Agrico has supply agreements with Mallinckrodt under which IMC-Agrico will supply Mallinckrodt's requirements of raw materials for its animal feed plant. Under these agreements, IMC-Agrico will supply phosphoric acid through at least June 30, 1997. In addition, IMC-Agrico has an agreement to supply Mallinckrodt 85,000 to 105,000 tons of phosphate rock annually until June 30, 1998. IMC has also entered into an agreement to supply Mallinckrodt with its requirements of animal feed-grade potassium products from IMC's Carlsbad, New Mexico, potash operations. These potassium supply contracts extend year-to-year unless terminated by either party. IMC also supplies Mallinckrodt with railcars for transporting its product.



Potash
------

    The Company mines potash, the second primary crop nutrient, at three underground mines and modern refineries in the United States and Canada. Two of the mines and refineries are located near the town of Esterhazy in the Canadian province of Saskatchewan. The remaining mine and refinery is located near Carlsbad, New Mexico. In addition to the Company, there are 12 North American potash producers -- seven in the United States and five in Canada. With a combined capacity of over five million tons per year, the Company is one of the largest private enterprise potash producers in the world. In 1995, these operations accounted for approximately 9 percent of world output.

    The term potash applies generally to the common salts of potassium. Since the amount of potassium in these salts varies, the industry has established a common standard of measurement by defining a product's potassium content in terms of equivalent percentages of potassium oxide
(K2O). A K2O equivalent of 60 percent is the customary minimum standard for muriate of potash products.

    The North American potash industry's production rate was at 78 percent of capacity for 1995, including idle and unused facilities. Most of the potash produced by the Company was sold as crop nutrient materials, while small portions were sold as animal feed ingredients and to non-agricultural markets.


Saskatchewan Potash Operations

    The Company's two interconnected potash mines in Saskatchewan are owned and operated by a wholly-owned subsidiary, International Minerals & Chemical (Canada) Global Limited (IMC-Canada). The total annual production capacity of IMC-Canada's refinery facilities is estimated to be 4.2 million tons of finished product.

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

    Potash Corporation of Saskatchewan Inc. (PCS) controls several potash-producing properties in the province. The mining operations associated with these properties give PCS control of approximately 56 percent of Saskatchewan's potash production capacity.

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

    Since December 1985, the Company has experienced an inflow of water into one of its two interconnected potash mines. As a result, the Company has suffered losses and has been forced to take substantial remedial efforts to stop the flooding. The Company's share of expenditures for ongoing remedial efforts totaled $14 million in 1995 and is expected to total approximately $15 million in 1996.

    The Company has significantly reduced the water inflow since the initial discovery and has been able to meet all sales obligations and requirements from production at the mines. Despite the relative success of such measures, there can be no assurance that the amounts required for remedial efforts in the future will not increase or that inflows will not increase to a level which would cause the Company to abandon the mine. There can be no assurance that such action would not have a material adverse effect on the Company. However, the long-term outlook of the water inflow has caused the Company to consider alternatives to its current mining operations and studies are under way in this regard. Any solution to the water inflow situation at the mines could result in substantial capital expenditures and/or charges to operations. The Company does not presently have in place, nor can it reasonably obtain, any insurance to cover damage to its underground potash operations.

    In 1987, legislation was adopted in the province of Saskatchewan that authorized the provincial government to control production at potash mines located in the province. The provincial government stated that the purpose of such legislation was to deal with an oversupply of potash in world markets. The legislation was not self-implementing.
It permits the Lieutenant Governor in Council of Saskatchewan to create a Potash Resources Board to prescribe rates of potash production in the province and to allocate production among the individual mines. Increases in production capacity would be subject to provincial approval. Although such regulations are in place, they have never been implemented. The Company cannot predict if or when the legislation will be implemented or the effects of this legislation on the profitability of its potash operations.


Saskatchewan Potash Reserves

    IMC-Canada presently controls the rights to mine 204,926 acres of potash-bearing land in southeastern Saskatchewan. This land, of which 51,453 acres have already been mined or abandoned, contains over 1.4 billion tons of recoverable ore at an average grade of 24.5 percent K2O -- enough to support current operations for more than a century. This ore will yield approximately 498 million tons of finished product with a K2O content of approximately 61 percent.

    IMC-Canada's mineral rights consist of 113,548 acres owned in fee, 70,613 acres leased from the province of Saskatchewan, and 20,765 acres leased from other parties. All leases are renewable by IMC-Canada for successive terms of 21 years. Royalties, established by regulation of the province of Saskatchewan, amounted to $3.9 million (Canadian) in 1995 and $3.7 million (Canadian) in 1994.


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


Saskatchewan Potash Production Costs

    In addition to royalties, potash resource tax payments to the province of Saskatchewan amounted to $9 million in 1995 and $5 million in 1994. These payments are not deductible in determining Canadian federal income taxes.


New Brunswick Potash Exploration

    In August 1995, IMC-Canada was chosen by the Minister of State for Mines and Energy for the Canadian province of New Brunswick to explore potash deposits near the town of Sussex. IMC-Canada has agreed to enter into a three-year agreement under which it will perform a geological reassessment of the property and feasibility study to determine whether to develop the potash deposits. IMC-Canada had conducted a similar exploration program on property near Sussex in the mid-1970s.


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

    Both continuous and conventional mining methods are utilized for ore extraction. In the continuous mining sections, drum type mining machines are used to cut sylvite ore from the face. Mining heights are as low as four feet. In the conventional areas, a wide ore face is undercut and holes drilled to accept explosive charges. Ore from both continuous and conventional sections is loaded onto conveyors and transported to storage areas where it is hoisted above ground for further processing at the refinery.

    Three types of potash are produced at the refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; a double sulphate of potash magnesia, marketed under the brand name Sul-Po-Magr, containing significant amounts of sulphur, potassium and magnesium, with low levels of chlorine; and sulphate of potash, supplying sulphur and a high concentration of potassium with low levels of chlorine. The Company believes it is the larger of the two U.S. producers of double sulphate of potash magnesia and the largest of several U.S. producers of sulphate of potash.


Carlsbad Potash Reserves

    The Company mines and refines potash from 43,239 acres of reserves which the Company controls under long-term leases. These reserves contain an estimated total of 162 million tons of recoverable ore in four mining beds evaluated at thicknesses ranging from five to 12 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 11.8 million tons of concentrate from sylvinite with an average grade of 60 percent K2O and 28.5 million tons of langbeinite concentrate with an average grade of approximately 22 percent K2O.

    At current elevated rates of production, the Company's reserves of sylvinite and langbeinite are estimated to be sufficient to support operations for more than 23 years.


The Market

    Potash is sold throughout the world, with the Company's largest markets being in the United States, People's Republic of China, Japan, Malaysia, Korea, Australia, New Zealand and Latin America. Potash is also used internally in the manufacture of high-value crop nutrients. The Company's exports from Canada, except to the United States, are made through Canpotex Limited, an export association of Saskatchewan potash producers.

    The following table summarizes the Company's shipments of potash in thousands of tons in 1995 and 1994:
                                      1995             1994
-----------------------------------------------------------------
                               Tons        %      Tons       %
-----------------------------------------------------------------
Domestic (United States and
 Canada)                      2,406       60%   2,287      65%
Foreign                       1,322        33     963       27
Captive (principally for
 crop nutrients)                282         7     280        8
-----------------------------------------------------------------
                              4,010      100%   3,530     100%
-----------------------------------------------------------------

    The average selling price for all Company potash products was $66 per ton in 1995, compared with $64 per ton in 1994.



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


The Products

    Shipments of Rainbow (Registered Trademark) and Super Rainbow (Registered Trademark) (premium, high-value crop nutrient products) accounted for about 47 percent of the Company's total 1995 high-value crop nutrient sales. These crop nutrients are formulated for specific kinds of crops, soils, and soil conditions, and, in addition to the three major plant nutrients, may contain as many as seven secondary elements and micronutrients.

    The Rainbow Division also sells phosphate rock, concentrated phosphates, potash and nitrogen products for direct application to the soil.


The Market

    High-value crop nutrients are marketed in the United States and sold principally to independent dealers, distributors and farmers, with some sales made directly to other crop nutrient manufacturers. Sales are largely concentrated in the spring planting season. Weather has some impact on the timing and length of the planting season and can have a significant effect on high-value crop nutrient prices. The Rainbow division experienced its best year ever with record shipments and operating earnings. High-value crop nutrient shipments in 1995 approximated 798,000 tons vs. 725,000 tons in 1994.

    The Company believes its share of the southeastern U.S. market, the market in which it operates, was about 15 percent in 1995. The competition consists of many relatively small enterprises and other large high-value crop nutrient companies.



Uranium Oxide
-------------

    Phosphate rock is the source of uranium oxide, with the uranium content varying from deposit to deposit. When phosphate rock is converted into phosphoric acid, there is approximately a pound of uranium oxide in each ton of the acid (P2O5 equivalent).

    Uranium oxide production facilities are located in Louisiana and Florida. In Louisiana, IMC-Agrico owns and operates uranium oxide recovery and processing facilities which are located adjacent to its Uncle Sam and Faustina concentrated phosphate plants. In 1995, these production facilities recovered 1,061,813 pounds of uranium oxide from phosphoric acid produced at these facilities.

    Under a joint venture agreement with Denison Mines Ltd. (Denison), IMC-Agrico was responsible for the production of uranium oxide at its Uncle Sam and Faustina facilities, and Denison was responsible for marketing the uranium oxide under long-term contracts. This agreement was terminated on December 31, 1994. IMC-Agrico now sells its uranium oxide production under a sales contract which expires in June 1997. The contract currently yields prices above spot market prices.

    IMC-Agrico also owns uranium oxide recovery and processing facilities which are located adjacent to its New Wales concentrated phosphate plant in Florida. Prior to 1992, uranium oxide produced at the New Wales facilities was sold under long-term contracts which supplied uranium oxide to nuclear power plants. Since the expiration of these contracts, the Company has not been able to secure contracts favorable enough to warrant continued operation of the New Wales facilities, and production has been suspended. However, the suspension of production at New Wales is expected to be temporary, and production will resume when future uranium oxide market prices warrant resumption of operations.

    Another primary recovery unit is located adjacent to a concentrated phosphate plant owned and operated by a subsidiary of CF Industries
(CF), located in Plant City, Florida. This facility extracted uranium oxide from CF's phosphoric acid production at that plant. Under contracts which ran through 1992, the Company extracted and purchased CF's uranium oxide. After expiration of the contracts, the market price for uranium oxide was not sufficient to justify continued operation of the primary recovery unit and production was suspended.



Ammonia
-------

    IMC-Agrico produces ammonia at its Faustina plant located at St. James, Louisiana. Production from the Faustina plant, which has an estimated annual capacity of 530,000 tons of anhydrous ammonia, is primarily used internally to produce urea, DAP and MAP.

    Until early 1992, the Company produced anhydrous ammonia at two plants located in Sterlington, Louisiana. In February 1992, this facility was sold. In connection with the sale of this facility, the Company entered into contracts to meet its ammonia requirements.



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

    Internationally, the Company's products are sold primarily through one Canadian and three U.S. export associations. Due to economic and political factors, customers can change dramatically from year to year. In 1995, principal customer countries included the People's Republic of China, India, Thailand, Japan, Korea, Australia, New Zealand and several Latin American and European countries. The Company maintains an international marketing sales force which works with and provides a variety of agronomic and technical services to foreign customers including government agencies to help improve economic yields and agricultural technology. For further information concerning the Company's foreign operations and business, see the following captions in Item 1:

Heading                          Matter
-----------------------------------------------------------------
Phosphate Rock                   Export sales of phosphate rock
Concentrated Phosphates          Export sales of concentrated
                                 phosphates
Potash                           Potash mining operations

-----------------------------------------------------------------
    See also Note 20 - Operations by Geographic Area of Notes to
Consolidated Financial Statements for additional information.



WORKING CAPITAL
---------------

    The working capital requirements for inventory and receivables of the Company are not materially affected by seasonal or other factors except for its high-value crop nutrient business. Sales of high-value crop nutrients are largely concentrated in the spring season, requiring a higher than average level of inventory to meet anticipated customer demand for the product.

    The Company does not extend long-term credit to customers. The Company believes this non-extension of credit as well as its working capital requirements are not materially different from the credit policies and working capital requirements of its competitors.



RELATIONSHIP BETWEEN THE COMPANY AND MALLINCKRODT GROUP INC.
------------------------------------------------------------

    The Company was at one time a wholly-owned subsidiary of Mallinckrodt Group Inc. As a result of a public offering of the Company's common stock by Mallinckrodt Group Inc. and stock purchases by the Company, Mallinckrodt Group Inc.'s ownership interest in the Company was completely eliminated by July 1991.

    The Company continues to have contractual relationships with Mallinckrodt Group Inc., which originated at the time the Company was a subsidiary of Mallinckrodt Group Inc. These include arrangements under which the Company operates an animal feed-grade phosphate facility, that is located at IMC-Agrico's New Wales concentrated phosphate complex, for Mallinckrodt and supplies utilities and the requirements of phosphoric acid and phosphate rock for the facility. The Company also operates for Mallinckrodt Group Inc. a mine to obtain limestone for use in Mallinckrodt's animal feed plant. Each company has agreed to indemnify the other against certain liabilities.

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



OTHER ACTIVITIES
----------------

Environmental Matters
---------------------

   The Company is subject to various environmental laws and regulations in the United States and Canada. Although significant capital expenditures and operating costs have been and will continue to be incurred based on these requirements, the Company does not believe they have had a material adverse effect on its business. However, the impact of future laws and regulations or of future changes to existing laws and regulations cannot be predicted.

   Environmental capital expenditures for the past fiscal year were primarily related to air emission control, wastewater treatment and solid waste disposal, and totaled approximately $5.0 million in fiscal 1995. In addition, expenditures for land reclamation activities totaled $14.5 million. For fiscal 1996, the Company expects environmental capital expenditures to be approximately $14.0 million and expenditures for land reclamation activities to be approximately $18.0 million.

   Florida law may require that IMC-Agrico close one or more of its unlined phosphogypsum stacks and/or associated cooling ponds in 2001, if any are shown to be negatively impacting groundwater standards. IMC-Agrico cannot predict at this time whether any of its stacks or ponds will have to be closed; however, the cost of closing could be significant.

   The 1990 Clean Air Act Amendments require certain sources to control emissions of hazardous air pollutants and by the year 2000 the Environmental Protection Agency (U.S. EPA) will have promulgated standards applicable to certain of the Company's operations. At this time, the Company cannot estimate the costs of compliance with such future standards.

   In 1994, a large hole (believed to have been caused by a sinkhole) was discovered during a routine inspection of the top of the north phosphogypsum stack at IMC-Agrico's New Wales, Florida concentrated phosphate production facility. The Florida Department of Environmental Protection (DEP) was notified and IMC-Agrico pumped grout material into the sinkhole, thereby plugging it and preventing further collapse at a cost of approximately $6.8 million. DEP required IMC-Agrico to install additional groundwater monitoring wells and samples from these wells indicate that only sulfate exceeds Florida secondary drinking water standards. Furthermore, it appears that the pumping action of the New Wales production wells has caused impacts from the sinkhole to be contained on-site to date.

   As a result of earlier, unrelated findings of elevated sulfate levels at the New Wales site, IMC-Agrico had been required by the Central Florida Regional Planning Council (the Council) before September 1997 to plug certain former recharge wells, believed to be the source of elevated sulfate levels, and either to show that the groundwater sulfate levels had returned to acceptable standards or to line or relocate the cooling pond associated with the stack.
Monitoring data gathered between July 1993 and June 1994 evidenced a consistent downward trend in the sulfate levels and the Council was informed in writing of the success of plugging the recharge wells; however, when the sinkhole discussed above was discovered, a sharp increase in sulfate levels was noted. If the sulfate levels continue a downward trend, as current data suggests, IMC-Agrico will likely meet the September 1997 deadline. If the levels do not reach acceptable standards, IMC-Agrico will request an extension of this deadline. If IMC-Agrico were required to line or relocate the cooling pond, the estimated cost could be between $35 million and $68 million.

   Two earthen dams at IMC-Agrico's phosphate rock mining facilities in Florida were breached during calendar 1994. The appropriate governmental agencies were notified and corrective measures were promptly implemented. Property damage to neighbors has been estimated to be no more than $1.5 million; IMC-Agrico's insurers, apparently,
will cover some of this amount.   The State issued a notice of
violation to IMC-Agrico for each breach, and, based on current negotiations, potential penalties are not expected to be material.

   The United States Comprehensive Environmental Response Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability, without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, the Company is involved or concluding involvement at between 15 and 20 Superfund sites. With two possible exceptions, discussed below, at none of these sites is the Company's liability currently expected to be material. As more information is obtained regarding the sites and the PRPs (potentially responsible parties) involved, this expectation may change.

   At the Old Marsh Site and the Petroleum Products Site, the lack of information regarding the Company's level of involvement makes it very difficult to estimate the Company's share (if any) of investigative and cleanup costs. In the former case, a corporation has brought a cost recovery action against certain other PRPs for recovery of the $11.5 million spent to clean up the Old Marsh Site, located in Maricopa County, Arizona. (Goodyear Farms, Inc. et al. v. Estrella Flying Services, Inc. et al. (D. Ariz.)). The Company received a vague and ambiguous summons and third-party complaint in this case. The Company has requested additional information from counsel for third-party plaintiffs and is considering how to proceed in this matter.

   IMC-Agrico is one of 70 PRPs participating in the investigation of the Petroleum Products Site and has a known allocation, to date, of 20,774 gallons of waste oil. As of August 1995, IMC-Agrico ranks 27th out of the 70-member PRP group. Because the investigation of the site is incomplete and the required remedy has not been determined, a reliable cleanup cost cannot be estimated. However, estimates as high as $40 to $50 million have been made. While IMC-Agrico does not anticipate that the remedy will cost that much or that its share of the costs will be de minimis, an estimate of IMC-Agrico's total contribution cannot be made at this time.


Employees
---------

    The Company had approximately 6,800 employees at June 30, 1995. The work force was comprised of 1,900 salaried, 4,850 hourly, and 50 temporary or part-time employees.


Labor Relations
---------------

    The Company has 11 collective bargaining agreements with three international unions or their affiliated local chapters. Four agreements covering 35 percent of the hourly work force were negotiated during calendar 1994. Resulting wage and benefit increases were consistent with competitive industry and community patterns. Four agreements covering 40 percent of the hourly workers will expire or are subject to renegotiation in calendar 1995. The Company has not experienced a significant work stoppage in recent years and considers its employee relations to be good.



Item 2.   Properties.

    Information regarding the plant and properties of the Company is included in Item 1, "Business."



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


Sterlington Litigation
----------------------

    Angus Chemical Company (Angus) and the Company are involved in various litigation arising out of the Sterlington matter discussed in
Note 4 of Notes to Consolidated Financial Statements. Angus wants the Company to accept responsibility for approximately 240 lawsuits currently pending in Louisiana for injuries arising out of the explosion, and to reimburse Angus for amounts that it has paid for settled demands in connection with Sterlington. In addition, Angus is seeking direct payment from the Company's insurers for certain damages. The Company may have obligations to indemnify certain of the insurers if Angus is successful in this case. The Company has established a reserve to cover the estimated cost of resolving the remaining third-party suits in Louisiana.

    The Company continues to vigorously litigate each of the matters arising out of the Sterlington explosion. A jury trial is scheduled to commence in November, 1995 in Texas with respect to Angus' and the Company's claims for contribution and indemnity for the settled demands. Discovery is still not complete with respect to the lawsuits scheduled for trial in November, 1995, and all of the other lawsuits are in very early stages. The Company is also pursuing additional recoveries from one of its insurance carriers relating to Sterlington.

    Given the uncertainties inherent in litigation as well as the early stages of preparation, the Company is unable to evaluate possible defenses or make a reliable determination as to potential liability, if any, with respect to the Sterlington matters.

    In addition, Angus, in an action filed in federal court in Monroe, Louisiana, in February 1995, is seeking compensation from the Company pursuant to CERCLA for contamination to the environment prior to the explosion from the storage tank on the grounds of the Sterlington property. No trial date has been scheduled for this additional claim by Angus against the Company. Given the early stages of this lawsuit, the Company is unable to evaluate possible defenses or make a reliable determination as to potential liability, if any.


Potash Antitrust Litigation
---------------------------

    The Company has been named as a defendant, along with other Canadian and U.S. potash producers, in lawsuits filed in federal court in Minnesota and state court in California. The plaintiffs are purchasers of potash who allege a price fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the lawsuits in 1994. Discovery has begun in the Minnesota case, following certification of a class of all U.S. potash purchasers as plaintiffs. While the Company believes that the allegations in the complaints are without merit, until discovery is completed it is unable to evaluate possible defenses or to make a reliable determination as to the potential liability exposure, if any.

    The Company has also received a U.S. grand jury subpoena seeking information related to the sale of potash in the United States from 1986 to the present. The Company is cooperating with the government and is assembling the information needed to comply with the subpoena. As in the civil antitrust matters described above, while the Company does not believe that violations of the antitrust laws have occurred, the Company is unable to predict the outcome of the government investigation or make a reliable determination as to the potential exposure, if any.


Environmental Proceedings
-------------------------

    Information regarding environmental proceedings is included in Item 1, "Business - Other Activities."



Item 4.   Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1995.



EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
    The ages and five-year employment history of the Company's executive officers at June 30, 1995, were as follows:

Wendell F. Bueche
-----------------
Age 64. Chairman and Chief Executive Officer of the Company; President of the Company from 1993 until 1994; joined the Company in 1993;
retired from full time employment from 1989 until 1993; member of the Board of Directors of the Company since 1991.

James D. Speir
--------------
Age 55.  President and Chief Operating Officer of the Company;
Executive Vice President, Operations from 1992 until 1994; Senior Vice President from 1987 until 1992.

Robert C. Brauneker
-------------------
Age 57. Executive Vice President and Chief Financial Officer of the Company; Senior Vice President and Chief Financial Officer from 1987 until 1992.

Robert M. Felsenthal
--------------------
Age 43. Senior Vice President, Business Development of the Company; Vice President, Financial Controls and Planning from 1992 until 1994; Vice President, Financial Planning and Analysis from 1990 until 1992.

C. Steven Hoffman
-----------------
Age 46. Senior Vice President of the Company; Senior Vice President, Marketing from 1993 until 1994; Senior Vice President, Sales from 1992 until 1993; Senior Vice President, Wholesale Marketing from 1990 until 1992.

Peter Hong
----------
Age 37.  Vice President and Treasurer of the Company; joined the
Company in 1994; Vice President of Citibank, N.A., Chicago from 1988 until 1994.

Allen C. Miller
---------------
Age 49. Senior Vice President, Human Resources of the Company; Vice President, Human Resources from 1988 until 1994.

Marschall I. Smith
-------------------
Age 50. Senior Vice President, Secretary and General Counsel of the Company; joined the Company in 1993; Senior Vice President and General Counsel of American Medical International from 1992 until 1993;
Associate General Counsel of Baxter International from 1980 until 1992.

Brian S. Turner
---------------
Age 43. Vice President, North American Sales of the Company; Vice President, Rainbow Division in 1994; General Manager, Rainbow Division from 1991 until 1994; Area Sales Manager, Rainbow Division from 1985 until 1991.

    All of the Company's executive officers are elected annually, with the terms of the officers listed above to expire in October 1995. No "family relationships," as that term is defined in Item 401(d) of Regulation S-K, exist among any of the listed officers.



PART II.



Item 5.   Market for the Registrant's Common Stock and Related
Stockholder Matters.

Common Stock Prices and Dividends
---------------------------------

    Quarter              First     Second    Third     Fourth
-----------------------------------------------------------------
Fiscal 1995
Dividends per common          -    $    .10  $    .10  $    .10
share
Common stock prices
    High                 $44 5/8     44 3/4    52 1/2    54 5/8
    Low                   34 1/8     36 1/4    41 1/4    44 1/2


    Quarter              First     Second    Third     Fourth
-----------------------------------------------------------------
Fiscal 1994
Dividends per common          -         -         -         -
share
Common stock prices
    High                 $34 1/4   $47 1/4   $49 1/4   $44 1/4
    Low                   26        33        38 1/2    30 3/4

    The Company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol IGL. As of August 31, 1995, the Company had 29,628,619 shares of common stock outstanding, excluding 2,776,420 treasury shares. Common stock prices are from the composite tape for New York Stock Exchange issues as reported in The Wall Street Journal.

    Pursuant to a Shareholders Rights Plan adopted by the Company in June 1989, a dividend of one preferred stock purchase right (a Right) for each outstanding share of common stock of the Company was issued on July 12, 1989, to shareholders of record on that date. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Junior Preferred Stock, Series C, par value $1.00 per share, at a price of $150. This preferred stock is designed to participate in dividends and vote on essentially equivalent terms with a whole share of common stock. The Rights become exercisable apart from the common stock only if a person or group acquires 20 percent or more of the common stock or makes a tender offer for 20 percent or more of the outstanding common stock. However, the Rights do not become exercisable if a person or group becomes the owner of 20 percent or more of the common stock as a result of the purchase of common stock by the Company which reduces the number of shares outstanding and increases the proportionate number of shares owned by such person or group to 20 percent or more, unless such person or group subsequently becomes the owner of any additional shares of the common stock. In addition, upon the acquisition by a person or group of 20 percent or more of the common stock, each Right will entitle the holder to purchase, at the then-current exercise price of the Right, a number of shares of common stock having a market value at that time of twice the exercise price. The Rights may be redeemed at a price of $.01 per Right under certain circumstances prior to their expiration on June 21, 1999. No event during 1995 made the Rights exercisable.

    In August 1995, the Company amended the Shareholders Rights Plan. The amendment effectively reduced the triggering threshold of the Rights from 20 percent to 15 percent.

    As of August 31, 1995, the number of registered holders of common stock as reported by the Company's registrar was 224. However, an indeterminable number of shareholders beneficially own shares of the Company's common stock through investment funds and brokers.

    In April 1993, the Company's Board of Directors voted to suspend cash dividend payments on its common stock as a result of business conditions at the time. In December 1994, after a period of favorable operating results, the Company's Board of Directors voted to reinstate dividend payments. As a result, for the year ended June 30, 1995, the Company paid $8.8 million of cash dividends. The Company's debt instruments contain provisions which limit the Company's ability to pay dividends on its common stock.


Item 6.                         Selected Financial Data.
                                             Years ended June 30,
-----------------------------------------------------------------------
(In millions except per
 share amounts)             1995(1)  1994(1)  1993(1)  1992(2)   1991(3)
------------------------------------------------------------------------
Net sales                  $1,924.0 $1,441.5 $  897.1 $1,058.5 $1,131.2
Earnings (loss) before
 income taxes, extraordinary
 item and cumulative effect
 of accounting changes        207.4      7.8   (177.3)   141.4    152.8
Provision (credit) for
 income taxes                  80.3     11.4    (57.3)    50.5     57.0
                           -------- -------- --------  ----------------
Earnings (loss) before
 extraordinary item and
 cumulative effect of
 accounting changes           127.1     (3.6)  (120.0)    90.9     95.8
Extraordinary loss -
 debt retirement               (6.5)   (25.2)
Cumulative effect of
 accounting changes            (5.9)            (47.1)  (165.5)
                           -------- -------- --------  ----------------
Net earnings (loss)        $  114.7 $  (28.8)$ (167.1)$  (74.6) $  95.8
                           ======== ======== ========  ================
Earnings (loss) per share:
 Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting changes      $   4.30  $   (.14)$  (5.44) $   4.12$   3.85
 Extraordinary loss - debt
  retirement                  (.22)    (1.00)
 Cumulative effect of
  accounting changes          (.20)             (2.13)    (7.50)
                           -------- -------- --------  ----------------
 Net earnings (loss)      $   3.88  $  (1.14)$  (7.57) $  (3.38)$  3.85
                           ======== ======== ========  ================


Dividends per share       $    .30     -     $    .81  $   1.08$   1.08
Book value per share      $  25.84  $  22.23 $  19.51  $  27.91$  32.24

                              OTHER DATA
                                                              June 30,
-----------------------------------------------------------------------
(Dollars in millions)         1995    1994     1993     1992     1991
-----------------------------------------------------------------------
Total assets               $2,693.2 $2,778.3 $2,055.6 $1,838.4 $1,739.3
Working capital               252.4    324.6    195.1     80.2     48.1
Working capital ratio           2.0:1    2.6:1    1.8:1    1.4:1
1.2:1
Long-term debt - less
 current maturities        $  515.5 $  688.1 $  893.4 $  630.6 $  607.7
Total debt                    524.3    689.2    926.7    642.8    630.6
Stockholders' equity          762.9    655.0    430.4    615.4    698.6
Total capitalization        1,287.2  1,344.2  1,357.1  1,258.2  1,329.2
Debt/total capitalization      40.7%    51.3%    68.3%    51.1%
47.4%
Cash provided by
 operating activities      $  488.6 $  143.1 $   26.2 $  122.4 $  174.4
Capital expenditures           64.2     40.7    106.1    177.7    168.5
Cash dividends paid             8.8      -       17.8     23.8     28.0

(1) See "Notes to Consolidated Financial Statements" for a description of non-recurring items and accounting changes. Beginning in 1994, operating results reflect the consolidation of the joint venture partnership formed on July 1, 1993 with FRP.
(2) Includes a gain of $34.2 million, $18.2 million after taxes, from the Company's sale of its Sterlington, Louisiana, ammonia production facility, a charge of $5.3 million, $3.3 million after taxes, from the temporary shutdown and mothballing of the Company's uranium production facilities, and a charge of $165.5 million for the cumulative effect on prior years of adopting SFAS No. 109, "Accounting for Income Taxes" on July 1, 1991.
(3) Includes a gain of $17.9 million, $11.2 million after taxes, from the installment sale of certain potash reserve interests to the U.S. government.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                         RESULTS OF OPERATIONS

1995 vs. 1994
-------------

   IMC Global's net earnings for the year ended June 30, 1995 totaled $114.7 million, or $3.88 per share, up significantly over last year when the Company reported a net loss of $28.8 million, or $1.14 per share. Capitalizing on ideal business conditions throughout the year, IMC Global recorded the highest sales and second best earnings in its corporate history.

   Included in 1995 operating results were a one-time charge of $5.9 million, or $.20 per share, for the cumulative effect on prior years of a change in accounting for postemployment benefits resulting from the adoption of Statement of Financial Accounting Standards (SFAS) No. 112 on July 1, 1994 and an extraordinary charge of $6.5 million, or $.22 per share, related to the early extinguishment of debt. In 1994, the loss included an extraordinary charge of $25.2 million, or $1.00 per share, related to the early extinguishment of debt; a charge of $20.3 million, $12.4 million after taxes, or $.49 per share, related to the write-down of the Company's investment in an oil and gas joint venture; and a charge of $4.1 million, or $.16 per share, for an adjustment to the Company's net deferred tax liability for the effect of changes in U.S. corporate tax rates. Partially offsetting these charges was a gain of $1.9 million, or $.07 per share, resulting from the sale by IMC-Agrico of its Florida cattle ranch (IMC-Agrico still retains the rights to phosphate rock reserves located on this property). See Notes to Consolidated Financial Statements for further discussion of these non-recurring items.

   Net sales for 1995 were $1,924.0 million, a 34 percent increase over 1994 when sales were $1,441.5 million. Sales were higher primarily due to continued strong concentrated phosphate demand and record purchases of potash and concentrated phosphates by China. Product line sales information may be found on page 2 of this annual report.

   Gross margins increased $240.9 million, or 116 percent over last year, primarily due to higher margins for concentrated phosphates, a $189 million increase; potash, a $30 million increase; high-value crop nutrients, a $5 million increase, and phosphate rock, a $4 million increase.

   Concentrated phosphate margins increased significantly primarily due to higher prices ($217 million) and volume ($57 million) as average diammonium phosphate (DAP) sales realizations increased 25 percent over the same period a year ago. Domestically, sales volume was marginally lower, due primarily to abnormally wet weather in the spring which delayed fieldwork, planting and, therefore, crop nutrient shipments. However, record purchases by China resulted in a 38 percent increase in export volume when compared to last year. Partially offsetting the price and volume increases were higher production costs ($85 million) primarily due to higher raw material costs and, to a lesser degree, remediation costs associated with a sinkhole at the IMC-Agrico's New Wales concentrated phosphate production facility in Florida. See "Other Matters" below and Note 5 of Notes to Consolidated Financial Statements for further discussion of the sinkhole.

   Potash margins also increased primarily due to higher sales volume ($12 million) as export shipments rose 37 percent, reflecting record potash purchases by China. In addition, domestic potash shipments rose 5 percent over a year ago. As a result, producer inventory levels were below normal and resulted in higher prices ($14 million) as demand increased during the year. Production costs were lower ($4 million) due primarily to lower water inflow control spending at the Company's potash mines in Canada.

   High-value crop nutrient margins increased primarily due to increased price ($6 million) and sales volume ($3 million) as the Company's Rainbow division recorded record shipments (a 13 percent increase) primarily due to increased plantings of cotton, corn and hay, all of which use premium, higher-margin crop nutrients. Partially offsetting these increases were higher production costs ($4 million) primarily due to higher raw material costs.

   Phosphate rock margins increased primarily due to increased sales volume and price ($12 million), mostly due to the addition of a new long-term supply contract to 1995 operating results. Partially offsetting the increase were higher production costs ($8 million) as excessive rainfalls in Florida early in the first half of fiscal 1995 affected phosphate rock production levels. In addition, costs were incurred in the startup of IMC-Agrico's previously idled Payne Creek mine, while repair and cleanup costs associated with earthen dam breaches at IMC-Agrico's Payne Creek and Hopewell phosphate mining facilities in Florida also contributed to higher costs.

   Selling, general and administrative expenses increased $9.2 million over the same period a year ago primarily due to higher legal expenses and charges related to shifting the marketing and administrative functions of PhosChem to its member companies.

   Other operating income and expense in 1995 included a gain of $5.0 million from the sale of land in Florida and $3.0 million from the amortization of a deferred gain resulting from the exchange of the Company's phosphate business in 1994 for a 56.5 percent interest in IMC-Agrico. In 1994, other operating income and expense included $16.0 million (including $12.7 million related to finished goods inventory) of such amortization.

   Interest charges in 1995 were $28.8 million lower than last year as the Company purchased and retired $165.0 million of its high-cost, long-term indebtedness throughout the year.


1994 vs. 1993
-------------

   IMC Global's results of operations for the year ended June 30, 1994 showed significant improvement over the previous year. In fiscal 1994, the Company incurred a net loss of $28.8 million, or $1.14 per share. This compared to a net loss of $167.1 million. or $7.57 per share, a year ago.

   In 1994, the loss included an extraordinary charge of $25.2 million, or $1.00 per share, related to the early extinguishment of debt; a charge of $20.3 million, $12.4 million after taxes, or $.49 per share, for the write-down of an oil and gas investment; and a charge of $4.1 million, or $.16 per share, for an adjustment to the Company's deferred tax liability for the effect of changes in U.S. corporate tax rates. Partially offsetting these charges was a gain of $1.9 million, or $.07 per share, resulting from the sale by IMC-Agrico of its Florida cattle ranch (IMC-Agrico still retains the rights to phosphate rock reserves located on this property). See Notes to Consolidated Financial Statements for further discussion of these non-recurring items.

   In 1993, the loss included a one-time charge of $47.1 million, or $2.13 per share, for the cumulative effect on prior years of a change in accounting for postretirement benefits as a result of the adoption of SFAS No. 106 as of July 1, 1992; a charge of $109.1 million, or $4.94 per share, from the settlement of litigation resulting from an explosion at a Sterlington, Louisiana, nitroparaffins plant managed by the Company; and a charge of $11.4 million, or $.52 per share, related to the settlement of an insurance claim receivable resulting from a water inflow at the Company's potash mines in Canada. See Notes to Consolidated Financial Statements for further discussion of these non-recurring items.

   Excluding the non-recurring items described above, the Company had net earnings in 1994 of $11.0 million, or $.44 per share, compared to 1993 earnings of $.5 million, or $.02 per share.

   IMC-Agrico, a joint venture partnership between IMC, a subsidiary of the Company, and FRP, began operations July 1, 1993 and is consolidated for financial reporting purposes. Comparisons between the years ended June 30, 1994 and 1993 have been made, where applicable, on a pro forma basis assuming IMC-Agrico had begun operations on July 1, 1992.

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

   Potash margins remained largely unchanged as favorable production costs ($11 million), primarily from lower water inflow control spending, were almost totally offset by a 9 percent decrease in prices ($9 million) and lower sales volume ($1 million). Sulphur production at Main Pass continued to exceed design capacity and averaged 6,250 tons per day by the end of fiscal 1994.

   Selling, general and administrative costs increased $5.6 million primarily resulting from higher legal expenses and increased sales commissions.

   Interest charges were $36.2 million higher than last year as a result of higher average debt balances and lower capitalized interest as the Main Pass sulphur mine became operational in 1994.

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


                    CAPITAL RESOURCES AND LIQUIDITY

   Working capital at June 30, 1995 was $252 million compared to $325 million at June 30, 1994. The decrease was due primarily to lower accounts receivable as a result of the sale of $50 million receivable interests discussed in Note 7 of Notes to Consolidated Financial Statements. The Company's working capital ratio at June 30, 1995 was
2.0 versus 2.6 at June 30, 1994. Debt to total capitalization improved to 40.7 percent at June 30, 1995 compared to 51.3 percent a year ago, which, along with increased earnings, reflected management's efforts to reduce high-cost, long-term indebtedness. Total long-term debt at June 30, 1995 was $524.3 million, a $164.9 million reduction when compared to June 30, 1994.

   At June 30, 1995, the Company had an unsecured revolving credit facility (the Working Capital Facility) under which the Company could borrow up to $100 million for general corporate purposes until June 30, 1996. At June 30, 1995, $29.6 million was drawn down under the Working Capital Facility in the form of letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees. There were no other borrowings under the Working Capital Facility at June 30, 1995.

   In July 1995, the Company entered into a new unsecured revolving credit facility (the New Credit Facility) with a group of banks which extended the length and credit limit of the Working Capital Facility. Under the terms of the New Credit Facility, the Company may borrow up to $150 million until July 31, 2000.

   IMC-Agrico also has an agreement with a group of banks to provide it with a $75 million unsecured revolving credit facility (the Partnership Working Capital Facility) initially until February 1997. At June 30, 1995, $12.5 million was drawn down in the form of letters of credit. There were no other borrowings under this agreement at June 30, 1995.

   The Working Capital Facility and certain note obligations contain provisions which restrict the Company's ability to make capital expenditures and dispose of assets, limit the payment of dividends or other distributions to stockholders, and limit the incurrence of additional indebtedness. The Working Capital Facility also contains financial ratios and tests which must be met with respect to interest and fixed charge coverage, tangible net worth, working capital and debt to total capitalization. In addition, the Partnership Working Capital Facility contains financial ratios and tests with respect to fixed charge coverage, current ratio and minimum net partners' capital requirements. The Partnership Working Capital Facility also places limitations on indebtedness of IMC-Agrico and restricts the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined). The Company and IMC-Agrico are currently in compliance with all of the covenants in the indentures and other agreements governing their indebtedness.

   In October 1994, IMC-Agrico entered into a one-year agreement with a financial institution to sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables in an amount not to exceed $75 million. At June 30, 1995, IMC-Agrico had sold $50 million of such receivable interests. The Company's portion of the proceeds from the initial sale of receivable interests ($32.5 million) was used primarily to retire long-term debt.

   The Company estimates that its capital expenditures for 1996 will total approximately $81 million (including $59 million by IMC-Agrico and $14 million relating to environmental matters). The Company expects to finance these expenditures (including its portion of IMC-Agrico's capital expenditures) from operations. See "Other Matters" for a discussion of environmental capital expenditures.

   Since December 1985, the Company has experienced an inflow of water into one of its two interconnected potash mines in Saskatchewan, Canada. As a result, the Company has suffered losses and has been forced to undertake substantial remedial efforts to stop the flooding. The Company's share of expenditures for ongoing remedial efforts totaled $14 million in 1995 and is expected to total approximately $15 million in 1996.

   The Company has significantly reduced the water inflow since the initial discovery and has been able to meet all sales obligations and requirements from production at the mines. Despite the relative success of such measures, there can be no assurance that the amounts required for remedial efforts in future years will not increase or that inflows will not increase to a level which would cause the Company to abandon the mines. There can be no assurance that such action would not have a material adverse effect on the Company. However, the long-term outlook of the water inflow has caused the Company to consider alternatives to its current mining operations and studies are under way in this regard. Any solution to the water inflow situation at the mines could result in substantial capital expenditures and/or charges to operations. The Company does not presently have in place, nor can it reasonably obtain, any insurance to cover damage to its underground potash operations.

   In July 1994, IMC-Agrico entered into an option agreement with Mississippi Chemical Corporation (MCC) to purchase 9,472 acres of land in Florida (the Property). The Property, along with 2,508 acres of land previously purchased from MCC (the Adjacent Property), contains approximately 87.5 million tons of phosphate rock reserves. The option period began July 16, 1994 and will expire January 16, 1998. During this time, IMC-Agrico may exercise its option to purchase the Property or it may continue to make annual payments ranging from $1.0 million to $3.0 million to keep the option in effect. If IMC-Agrico exercises its option prior to its expiration, the purchase price will be financed by MCC over a six-year term at interest rates approximating IMC-Agrico's borrowing rate. If IMC-Agrico fails to make an option payment during the option period or fails to exercise its option by January 16, 1998, MCC has the right to sell the Property to IMC-Agrico , and IMC-Agrico will be obligated to purchase the property for a specified amount. If the option to purchase the Property is not exercised by IMC-Agrico and MCC does not exercise its right to sell the Property to IMC-Agrico, MCC has the right to purchase the Adjacent Property from IMC-Agrico for a specified amount. In fiscal 1995, IMC-Agrico paid $3.0 million to keep the option in effect.

   During fiscal 1995, the Company utilized $488.6 million of cash from operations to distribute $228.1 million of cash sharing distributions to FRP, $165.0 million to purchase and retire portions of the Company's outstanding Senior Notes and $64.2 million to fund capital expenditures. Further information on the Company's consolidated cash flows for the past three years may be found on the Consolidated Statement of Cash Flows on page 34 of this annual report.

   In April 1993, the Company's Board of Directors voted to suspend cash dividend payments on its common stock as a result of business conditions at the time. In December 1994, after a period of favorable operating results, the Company's Board of Directors voted to reinstate dividend payments. As a result, for the year ended June 30, 1995, the Company paid $8.8 million of cash dividends. The Company's debt instruments contain provisions which limit the Company's ability to pay dividends on its common stock.

   The Company does not consider the impact of inflation to be significant in the business in which it operates.


                       JOINT VENTURE PARTNERSHIP

    On July 1, 1993, IMC and FRP contributed their respective phosphate businesses, including the mining and sale of phosphate rock and the production, distribution and sale of concentrated phosphates, uranium oxide and related products, to a joint venture partnership in return for a 56.5 percent and 43.5 percent economic interest, respectively, in IMC-Agrico , over the term of the partnership. IMC-Agrico is governed by a Policy Committee which has equal representation from each company and is being operated by an affiliate of the Company. The partnership agreement contains a cash sharing arrangement under which distributable cash, as defined in the agreement, was shared at a ratio of 45.0 percent and 55.0 percent in 1995 to IMC and FRP, respectively, and will be adjusted thereafter until 1998 when the sharing ratio will be fixed at 59.4 percent and 40.6 percent to IMC and FRP, respectively.


                SULPHUR AND OIL & NATURAL GAS VENTURES

   The Company has a 25 percent interest in the Main Pass 299 sulphur mine located in the Gulf of Mexico. In fiscal 1995, FRP, the joint venture operator, produced sulphur at levels which averaged 6,263 long tons per day or 2.3 million long tons per year. This production level exceeded the plant's designed operating rate of 5,500 long tons per day. Using a hot-water injection process, Main Pass is one of the most thermally efficient sulphur mines ever operated. The Company's share of sulphur produced is used to satisfy a portion of the Company's obligations to supply sulphur to IMC-Agrico for the production of concentrated phosphates. At June 30, 1995, the underwater sulphur deposit contained an estimated 69.2 million long tons of recoverable sulphur, or 17.3 million long tons net to the Company, before royalties.

   Oil and gas reserves which are located in the same immediate area are also being developed. At June 30, 1995, the field contained proved and probable reserves of 3.2 million barrels of oil. All gas production is consumed internally in heating water for extraction of sulphur.


                             OTHER MATTERS

   The Company is subject to various environmental laws and regulations in the United States and Canada. Although significant capital expenditures and operating costs have been and will continue to be incurred based on these requirements, the Company does not believe they have had a material adverse effect on its business. However, the impact of future laws and regulations or of future changes to existing laws and regulations cannot be predicted.

   Environmental capital expenditures for the past fiscal year were primarily related to air emission control, wastewater treatment and solid waste disposal, and totaled approximately $5.0 million in fiscal 1995. In addition, expenditures for land reclamation activities totaled $14.5 million. For fiscal 1996, the Company expects environmental capital expenditures to be approximately $14.0 million and expenditures for land reclamation activities to be approximately $18.0 million.

   Florida law may require that IMC-Agrico close one or more of its unlined phosphogypsum stacks and/or associated cooling ponds in 2001, if any are shown to be negatively impacting groundwater standards. IMC-Agrico cannot predict at this time whether any of its stacks or ponds will have to be closed; however, the cost of closing could be significant.

   The 1990 Clean Air Act Amendments require certain sources to control emissions of hazardous air pollutants and by the year 2000 the Environmental Protection Agency (U.S. EPA) will have promulgated standards applicable to certain of the Company's operations. At this time, the Company cannot estimate the costs of compliance with such future standards.

   In 1994, a large hole (believed to have been caused by a sinkhole) was discovered during a routine inspection of the top of the north phosphogypsum stack at IMC-Agrico's New Wales, Florida concentrated phosphate production facility. The Florida Department of Environmental Protection (DEP) was notified and IMC-Agrico pumped grout material into the sinkhole, thereby plugging it and preventing further collapse at a cost of approximately $6.8 million. DEP required IMC-Agrico to install additional groundwater monitoring wells and samples from these wells indicate that only sulfate exceeds Florida secondary drinking water standards. Furthermore, it appears that the pumping action of the New Wales production wells has caused impacts from the sinkhole to be contained on-site to date.

   As a result of earlier, unrelated findings of elevated sulfate levels at the New Wales site, IMC-Agrico had been required by the Central Florida Regional Planning Council (the Council) before September 1997 to plug certain former recharge wells, believed to be the source of elevated sulfate levels, and either to show that the groundwater sulfate levels had returned to acceptable standards or to line or relocate the cooling pond associated with the stack.
Monitoring data gathered between July 1993 and June 1994 evidenced a consistent downward trend in the sulfate levels and the Council was informed in writing of the success of plugging the recharge wells; however, when the sinkhole discussed above was discovered, a sharp increase in sulfate levels was noted. If the sulfate levels continue a downward trend, as current data suggests, IMC-Agrico will likely meet the September 1997 deadline. If the levels do not reach acceptable standards, IMC-Agrico will request an extension of this deadline. If IMC-Agrico were required to line or relocate the cooling pond, the estimated cost could be between $35 million and $68 million.

   Two earthen dams at IMC-Agrico's phosphate rock mining facilities in Florida were breached during calendar 1994. The appropriate governmental agencies were notified and corrective measures were promptly implemented. Property damage to neighbors has been estimated to be no more than $1.5 million; IMC-Agrico's insurers, apparently,
will cover some of this amount.   The State issued a notice of
violation to IMC-Agrico for each breach, and, based on current negotiations, potential penalties are not expected to be material.

   CERCLA, also known as "Superfund," imposes liability, without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, the Company is involved or concluding involvement at between 15 and 20 Superfund sites. With two possible exceptions, discussed below, at none of these sites is the Company's liability currently expected to be material. As more information is obtained regarding the sites and the PRPs (potentially responsible parties) involved, this expectation may change.

   At the Old Marsh Site and the Petroleum Products Site, the lack of information regarding the Company's level of involvement makes it very difficult to estimate the Company's share (if any) of investigative and cleanup costs. In the former case, a corporation has brought a cost recovery action against certain other PRPs for recovery of the $11.5 million spent to clean up the Old Marsh Site, located in Maricopa County, Arizona. (Goodyear Farms, Inc. et al. v. Estrella Flying Services, Inc. et al. (D. Ariz.)). The Company received a vague and ambiguous summons and third-party complaint in this case. The Company has requested additional information from counsel for third-party plaintiffs and is considering how to proceed in this matter.

   IMC-Agrico is one of 70 PRPs participating in the investigation of the Petroleum Products Site and has a known allocation, to date, of 20,774 gallons of waste oil. As of August 1995, IMC-Agrico ranks 27th out of the 70-member PRP group. Because the investigation of the site is incomplete and the required remedy has not been determined, a reliable cleanup cost cannot be estimated. However, estimates as high as $40 to $50 million have been made. While IMC-Agrico does not anticipate that the remedy will cost that much or that its share of the costs will be de minimis, an estimate of IMC-Agrico's total contribution cannot be made at this time.


Item 8.                               Financial Statements and
Supplementary Data.
                                                            Page
                                                            ----

  Report of Independent Auditors                             31

  Consolidated Statement of Operations                       32

  Consolidated Balance Sheet                                 33

  Consolidated Statement of Cash Flows                       34

  Consolidated Statement of Changes in Stockholders' Equity  35

  Notes to Consolidated Financial Statements                36-51

  Supplementary Financial Information - Quarterly
   Results (Unaudited)                                      52-53








REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Stockholders of IMC Global Inc.

    We have audited the accompanying consolidated balance sheet of IMC Global Inc. (formerly IMC Fertilizer Group, Inc.) as of June 30, 1995 and 1994, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for each of the three years in the period ended June 30, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Global Inc. at June 30, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles.

    As discussed in the Notes to Consolidated Financial Statements, the Company changed its method of accounting for postemployment benefits in 1995.



                                                      Ernst & Young LLP

Chicago, Illinois
July 26, 1995

IMC GLOBAL INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In millions except per share amounts)



                                             Years ended June 30,
                                              1995      1994     1993
-----------------------------------------------------------------------
Net sales                                  $1,924.0  $1,441.5 $  897.1
Cost of goods sold                          1,475.5   1,233.9    772.2
                                           --------  -------- --------
 Gross margins                                448.5     207.6    124.9
Selling, general and administrative expenses   75.2      66.0     60.4
Sterlington litigation settlement, net                           169.1
Other operating (income) and expense, net      (8.5)    (25.7)    25.1
                                           --------  -------- --------
 Operating earnings (loss)                    381.8     167.3   (129.7)

Equity in (earnings) loss of oil and gas
 joint venture                                 (3.1)     20.0     (3.3)
Interest earned and other non-operating
 (income) and expense, net                     (3.1)      3.4      6.1
Interest charges                               52.2      81.0     44.8
                                           --------  -------- --------
Earnings (loss) before minority
 interest and items noted below               335.8      62.9   (177.3)
Minority interest in earnings of
 consolidated joint venture                   128.4      55.1
                                           --------  -------- --------
Earnings (loss) before items noted below      207.4       7.8   (177.3)
Provision (credit) for income taxes            80.3      11.4    (57.3)
                                           --------  -------- --------
Earnings (loss) before extraordinary
 item and cumulative effect of
 accounting changes                           127.1      (3.6)  (120.0)
Extraordinary loss - debt retirement           (6.5)    (25.2)
Cumulative effect on prior years of
 changes in accounting for post-
 employment benefits in 1995 and
 postretirement benefits other than
 pensions in 1993                              (5.9)             (47.1)
                                           --------  -------- --------
 Net earnings (loss)                       $  114.7  $  (28.8) $(167.1)
                                           ========  ======== ========

Earnings (loss) per share:
 Earnings (loss) before extraordinary
  item and cumulative effect of
  accounting changes                       $   4.30  $   (.14) $ (5.44)
 Extraordinary loss - debt retirement          (.22)    (1.00)
 Cumulative effect of  accounting
  changes                                      (.20)             (2.13)
                                           --------  -------- --------
   Net earnings (loss)                     $   3.88  $  (1.14) $ (7.57)
                                           ========  ======== ========



           (See Notes to Consolidated Financial Statements)
IMC GLOBAL INC.
CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)


                                                  At June 30,

Assets                                       1995          1994
-----------------------------------------------------------------
Current assets:
 Cash and cash equivalents               $   196.1     $   169.0
 Receivables, net                             48.6         109.1
 Inventories
   Products (principally finished)           185.6         185.5
   Operating materials and supplies           68.8          67.6
                                          --------      --------
                                             254.4         253.1
 Prepaid expenses                              5.3           2.8
                                          --------      --------
   Total current assets                      504.4         534.0
Investment in oil and gas joint venture       16.0          19.0
Property, plant and equipment              3,455.2       3,394.1
Accumulated depreciation and depletion    (1,587.0)     (1,466.7)
                                          --------      --------
 Net property, plant and equipment         1,868.2       1,927.4
Deferred income taxes                        241.2         223.6
Other assets                                  63.4          74.3
                                          --------      --------
Total assets                              $2,693.2      $2,778.3
                                          ========      ========

Liabilities and Stockholders' Equity
-----------------------------------------------------------------
Current liabilities:
 Accounts payable                        $   106.0     $   110.3
 Accrued liabilities                         137.2          98.0
 Current maturities of long-term debt          8.8           1.1
                                          --------      --------
   Total current liabilities                 252.0         209.4
Long-term debt, less current maturities      515.5         688.1
Deferred income taxes                        399.2         372.6
Other noncurrent liabilities                 283.7         275.1
Minority interest in consolidated
 joint venture                               479.9         578.1
Stockholders' equity:
 Common stock, $1 par value,
  authorized 50,000,000 shares;
  issued 32,302,029 and 32,232,865
  shares in 1995 and 1994, respectively       32.3          32.2
 Capital in excess of par value              738.4         736.2
 Retained earnings (deficit)                  99.6          (6.3)
 Treasury stock, at cost, 2,776,420
  and 2,770,259 shares in 1995 and 1994,
  respectively                              (107.4)       (107.1)
                                          --------      --------
   Total stockholders' equity                762.9         655.0
                                          --------      --------
Total liabilities and stockholders' equity$2,693.2      $2,778.3
                                          ========      ========
           (See Notes to Consolidated Financial Statements)
IMC GLOBAL INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

                                              Years ended June 30,
                                               1995    1994      1993
-----------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
 Net earnings (loss)                         $ 114.7  $ (28.8) $(167.1)
 Adjustments to reconcile net earnings
  (loss) to net cash provided by operating
  activities:
   Depreciation, depletion and amortization    134.4    122.4     61.5
   Minority interest in earnings of
    consolidated joint venture                 128.4     55.1
   Postemployment employee benefits              9.5
   Deferred income taxes                         9.0      1.6    (78.4)
   Cash distributions in excess of equity
    in operating results of oil and gas
    joint venture (including a $20.3 write-
    down in 1994)                                4.7     36.1     18.6
   Postretirement employee benefits                       8.4     82.8
   Sterlington litigation settlement                    (80.0)    80.0
   Loss on insurance claim settlement                             11.4
   Other charges and credits, net               (6.3)   (42.9)     8.0
   Changes in:
     Receivables, net                           60.5     81.2     22.3
     Inventories                                (1.3)    46.6      3.5
     Prepaid expenses                           (2.5)     9.5     (2.3)
     Accounts payable                           (1.7)   (32.3)   (18.9)
     Accrued liabilities                        39.2    (33.8)     4.8
                                             -------  -------  -------
       Net cash provided by operating
        activities                             488.6    143.1     26.2
                                             -------  -------  -------

Cash Flows from Investing Activities
------------------------------------
 Capital expenditures                          (64.2)   (40.7)  (106.1)
 Sales of property, plant and equipment          6.2     19.9       .5
 Investment in oil and gas joint venture        (1.7)             (3.3)
                                             -------  -------  -------
   Net cash used in investing activities       (59.7)   (20.8)  (108.9)
                                             -------  -------  -------
   Net cash provided (used) before
    financing activities                       428.9    122.3    (82.7)
                                             -------  -------  -------

Cash Flows from Financing Activities
------------------------------------
 Joint venture cash distributions to FRP      (228.1)  (146.8)
 Payments of long-term debt                   (166.0)  (349.0)   (66.9)
 Proceeds from issuance of long-term
  debt, net                                      1.1    175.4    246.4
 Cash dividends paid                            (8.8)            (17.8)
 Issuances of common stock from treasury                255.5
                                             -------  -------  -------
   Net cash (used in) provided by
    financing activities                      (401.8)   (64.9)   161.7
                                             -------  -------  -------

Net increase in cash and cash equivalents       27.1     57.4     79.0
Cash and cash equivalents-beginning of year    169.0    111.6     32.6
                                             -------  -------  -------
Cash and cash equivalents-end of year        $ 196.1  $ 169.0  $ 111.6
                                             =======  =======  =======

Supplemental cash flow disclosures:
 Interest paid                               $  53.8  $  78.0  $  73.0
 Income taxes paid (refunded)                $  44.5  $  (4.8) $   8.8

           (See Notes to Consolidated Financial Statements)
IMC GLOBAL INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except per share amounts)


                                   Capital     Retained
                       Common      in Excess   Earnings  Treasury
                         Stock   of Par Value  (Deficit)  Stock
-----------------------------------------------------------------------
Balance at June 30, 1992      $   32.1    $ 768.0    $ 207.4   $(392.1)

 Net loss                                             (167.1)
 Dividends ($.81 per share)                            (17.8)
 Restricted stock awards            .1         .3                  (.6)
 Stock options exercised                       .1
                               -------    -------     -------  -------
Balance at June 30, 1993          32.2      768.4       22.5    (392.7)

 Net loss                                              (28.8)
 Sale of common stock                       (34.1)               289.7
 Restricted stock awards                      1.7                 (4.1)
 Stock options exercised                       .2
                               -------    -------     -------  -------
Balance at June 30, 1994          32.2      736.2       (6.3)   (107.1)

 Net earnings                                          114.7
 Dividends ($.30 per share)                             (8.8)
 Restricted stock awards                       .3
 Stock options exercised            .1        1.9                  (.3)
                               -------    -------     -------  -------
Balance at June 30, 1995       $  32.3    $ 738.4    $  99.6   $(107.4)
                               =======    =======     =======  =======

























           (See Notes to Consolidated Financial Statements)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except as otherwise indicated)


1.  Business of the Company
    -----------------------
    IMC Global Inc. (the Company), formerly IMC Fertilizer Group, Inc., which operates in a single industry segment, is the parent corporation of several subsidiaries and joint venture operations which together comprise one of the world's leading producers of crop nutrients for the international agricultural community. The Company mines and processes potash in the United States and Canada, and is a joint-venture partner in IMC-Agrico Company, the nation's largest producer, marketer and distributor of phosphate crop nutrients. The Company also manufactures and markets specialized, high-value crop nutrients through its Rainbow division and through interests in other joint ventures, produces sulphur and oil & natural gas.


2.  Accounting Policies
    -------------------

Basis of Presentation
---------------------
    The consolidated financial statements include the accounts of IMC Global Inc. and all subsidiaries which are more than 50 percent owned and controlled. The Consolidated Financial Statements also include the accounts of IMC-Agrico, a joint venture partnership with FRP formed on July 1, 1993. The Company also consolidates its proportionate share of the assets and liabilities of the Company's sulphur venture, while its 25 percent investment in its oil and natural gas venture is accounted for using the equity method. All significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the consolidated financial statements for periods prior to June 30, 1995 have been reclassified to conform to the current presentation. The Company's fiscal year ends June 30.

Cash Equivalents
----------------
    The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents which are reflected at their approximate fair value. The effect of foreign currency exchange rate fluctuations on the total cash and cash equivalents balance was not significant.

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

Postemployment Benefits
-----------------------
    The Company provides benefits such as workers' compensation and disabled employee medical care to former or inactive employees after employment but before retirement. Effective July 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires the Company to accrue the cost of providing such postemployment benefits when the event occurs giving rise to the obligation.

Accrued Reclamation Costs
-------------------------
    The Company is subject to various laws and regulations which require the reclamation of certain mineral and related properties. The cost of restoring lands disturbed by mining and concentrated phosphate production activities includes earthmoving, dewatering and revegetation activities. The Company accrues for reclamation costs in accordance with approved reclamation plans using estimates of future expenditures based on an inflation rate of 3 percent and discount rates approximating 7 percent at June 30, 1995. As reclamation laws and regulations change, revisions to current estimates are made.

Derivatives
-----------
    The Company periodically enters into futures contracts to manage its exposure to price fluctuations on one of its major products. Net hedging gains and losses are recognized as a part of the transactions hedged and were not significant in 1995. The Company monitors its market risk on an ongoing basis and considers its risk to be minimal.

Earnings Per Share
------------------
    Earnings per share are based on the weighted average number of shares and equivalent shares outstanding. Shares used in the calculations were 29,595,071, 25,256,999 and 22,082,053 shares for the years ended June 30, 1995, 1994 and 1993, respectively. Fully diluted earnings per share are not significantly different from primary earnings per share and, accordingly, are not presented.


3.  Joint Venture Partnership
    -------------------------
    On July 1, 1993, IMC and FRP entered into a joint venture partnership in which both companies contributed their respective phosphate businesses to create IMC-Agrico, a Delaware general partnership, in return for a 56.5 percent and a 43.5 percent economic interest, respectively, in IMC-Agrico. The activities of IMC-Agrico, which is operated by the Company, include the mining and sale of phosphate rock, and the production, distribution and sale of concentrated phosphates, uranium oxide and related products.

    For financial reporting purposes, the acquisition of 56.5 percent of FRP's phosphate business net assets is being accounted for as a purchase and resulted in a deferred gain which is recognized in the Consolidated Statement of Operations as the related FRP assets are being used in operations, generally over 20 years. Other operating income and expense, net included $3.0 million from the amortization of such gain for the year ended June 30, 1995 versus $16.0 million (including $12.7 million related to finished goods inventory) in 1994. FRP's 43.5 percent interest in IMC-Agrico has been reported as minority interest in consolidated joint venture on the Company's Consolidated Balance Sheet; and the earnings therefrom have been reported as minority interest in earnings of consolidated joint venture on the Company's Consolidated Statement of Operations.

    IMC-Agrico makes cash distributions to each partner based on formulas and sharing ratios as defined in the partnership agreement. For the year ended June 30, 1995, distributable cash generated by IMC-Agrico totaled $467.4 million, of which $254.9 million was distributed to FRP, including $49.0 million to be distributed in August 1995.


4.  Sterlington Litigation
    ----------------------
    Operating earnings for the year ended June 30, 1993 included a charge of $169.1 million, net of insurance recoveries and legal fees, which reflected settlement of a lawsuit for damages arising out of an explosion at a nitroparaffins plant in Sterlington, Louisiana. The Company is defending other lawsuits for property damage and personal injury arising out of this explosion and has established a reserve to cover the estimated cost of resolving the remaining lawsuits. See Note 19 for further discussion of this litigation.


5.  Other Non-Recurring Operating Items
    -----------------------------------
    In addition to the amortization of the deferred gain discussed in
Note 3, other operating income and expense, net, in 1995, included provisions totaling $10.3 million ($5.8 million net of minority interest) for remediation costs associated with a sinkhole beneath a phosphogypsum storage stack at IMC-Agrico's concentrated phosphate production facility in Florida and repair and cleanup costs related to earthen dam breaches at IMC-Agrico's Payne Creek and Hopewell phosphate mining facilities in Florida. These charges were partially offset by a gain of $5.0 million from the sale of land in Florida. In 1994, other operating income and expense, net included a gain of $5.5 million ($3.1 million net of minority interest) from IMC-Agrico's sale of its Florida cattle ranch. In 1993, other operating income and expense, net included charges of $32.4 million from the settlement of a claim relating to losses arising out of a water inflow at one of the Company's potash mines in Canada and $3.0 million from the settlement of an environmental issue. 1993 also included a gain of $8.1 million from the resolution of a contract dispute with a major uranium customer.


6.  Write-Down of Investment in Oil and Gas Joint Venture
    -----------------------------------------------------
    The Company's investment in its oil and gas joint venture is subject to a quarterly ceiling limitation test based on a computed value of the Company's share of future net revenues from proved reserves using current prices. Due to the low price of crude oil at December 31, 1993, the Company was required to reduce the carrying value of its investment in its oil and gas joint venture. As a result, the Company recorded a charge of $20.3 million in fiscal 1994 to reflect this reduction.


7.  Receivables, Net
    ----------------
    Accounts receivable at June 30 were as follows:
                                             1995           1994
                                           --------       --------
       Trade accounts                       $ 83.3         $ 94.5
       Non-trade receivables                  18.0           16.8
                                            ------         ------
                                             101.3          111.3
       Less:
        Allowances                             2.7            2.2
        Receivable interests sold             50.0
                                            ------         ------
                                            $ 48.6         $109.1
                                            ======         ======
    In October 1994, IMC-Agrico entered into a one-year agreement with a financial institution to sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables, subject to limited recourse provisions, in an amount not to exceed $75 million. Related costs, charged to interest earned and other non-operating income and expense totaled $2.5 million in 1995. The Company's portion of the proceeds from the initial sale of receivable interests ($32.5 million) was used primarily to retire long-term debt.


8.  Property, Plant and Equipment
    -----------------------------
    The Company's investment in property, plant and equipment (at cost) at June 30 is summarized as follows:
                                              1995           1994
                                           ----------     ----------
       Land                                 $   79.2       $   79.8
       Mineral properties and rights           497.4          488.4
       Buildings and leasehold improvements    409.0          406.0
       Machinery and equipment               2,416.6        2,383.9
       Construction in progress                 53.0           36.0
                                             --------      --------
                                             3,455.2        3,394.1
       Accumulated depreciation              1,427.1        1,325.3
       Accumulated depletion                   159.9          141.4
                                             --------      --------
                                             1,587.0        1,466.7
                                             --------      --------
       Net property, plant and equipment    $1,868.2       $1,927.4
                                             ========      ========


9.  Accrued Liabilities
    -------------------
    Accrued liabilities at June 30 were as follows:
                                               1995           1994
                                              ------         ------
       Salaries, wages and bonuses            $ 26.3         $ 19.2
       Taxes other than income taxes            25.0           16.2
       Income taxes                             23.4            4.4
       Land reclamation                         15.5           13.5
       Interest                                  6.7            8.0
       Other                                    40.3           36.7
                                              ------         ------
                                              $137.2         $ 98.0
                                              ------         ------


10. Long-Term Debt
    --------------
    Long-term debt at June 30 consisted of the following:
                                                1995           1994
                                              ------         -------
    9.25% Senior notes, due 2000              $ 61.6         $111.2
    10.125% Senior notes, due 2001              60.4          116.5
    10.75% Senior notes, due 2003               54.3          113.6
    6.25% Convertible subordinated notes,
     due 2001                                  115.0          115.0
    9.45% Senior debentures, due 2011          100.0          100.0
    7.525% Industrial revenue bonds, due 2015   75.0           75.0
    7.7% Industrial revenue bonds, due 2022     26.8           25.6
    Other debt                                  31.2           32.3
                                              ------         ------
                                               524.3          689.2
    Less current maturities                      8.8            1.1
                                              ------         ------
                                              $515.5         $688.1
                                              ======         ======

   On June 30, 1995, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt on the Consolidated Balance Sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures About the Fair Value of Financial Instruments," and was estimated by discounting the future cash flows using rates currently available to the Company for debt instruments with similar terms and remaining maturities.

   In 1995, the Company purchased $165.0 million principal amount of its Senior Notes prior to maturity. As a result, the Company recorded an extraordinary loss of $6.5 million, net of taxes, for redemption premium incurred and write-off of previously deferred finance charges in connection with the purchase of such Notes. In 1994, the Company recorded an extraordinary loss of $25.2 million, net of taxes, in connection with the purchase of $220.0 million principal amount of its
11.25 percent Notes and $78.6 million of its Senior Notes.

   Under the Company's Working Capital Facility, the Company may borrow up to $100 million for general corporate purposes until June 30, 1996. Borrowings under the Working Capital Facility are limited to $40 million during a specified period in any year and bear interest at rates based on a base rate, a three-month certificate of deposit rate or an adjusted Eurodollar rate. There is a commitment fee ranging from 1/4 to 1/2 percent (depending on the Company's leverage ratio) on the unused portion of the credit line. At June 30, 1995, $29.6 million was drawn down in the form of standby letters of credit principally to support the industrial revenue bonds and other debt and credit risk guarantees. There were no other borrowings under the Working Capital Facility at June 30, 1995.

    The Working Capital Facility and the Company's Senior Notes contain provisions which
(i) restrict the Company's ability to make capital expenditures and dispose of assets, (ii) limit the payment of dividends or other distributions to stockholders, and (iii) limit the incurrence of additional indebtedness. The Working Capital Facility also contains financial ratios and tests which must be met with respect to interest and fixed charge coverage, tangible net worth, working capital and debt to total capitalization. The Company is currently in compliance with all of the covenants in the indentures and other agreements governing its indebtedness.

   IMC-Agrico has an agreement with a group of banks to provide it with a $75 million Partnership Working Capital Facility. The Partnership Working Capital Facility, which has a letter of credit subfacility for up to $25 million, expires on February 9, 1997. Borrowings under the Partnership Working Capital Facility are unsecured with a negative pledge on substantially all of IMC-Agrico's assets. Borrowings under the Partnership Working Capital Facility bear interest at rates based on a base rate or an adjusted Eurodollar rate. The Partnership Working Capital Facility has minimum net Partners' capital, fixed charge and current ratio requirements, and places limitations on indebtedness of IMC-Agrico and restricts the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined). At June 30, 1995, IMC-Agrico was in compliance with all of the covenants governing this agreement. There is a 1/4 percent commitment fee on the unused portion of the credit line. At June 30, 1995, IMC-Agrico had drawn down $12.5 million under the letter of credit subfacility and had no borrowings under the remainder of the Partnership Working Capital Facility.

    The Convertible Subordinated Notes are exchangeable for approximately 1.8 million shares of the Company's common stock at $63.50 per share.

    Scheduled maturities of long-term debt for the next five years are as follows:

            1996                       $  8.8
            1997                          1.7
            1998                          1.8
            1999                          2.0
            2000                         10.1


11. Interest Charges
    ----------------
    The Company capitalizes interest costs relating to the financing of major projects under development. All other interest is expensed as incurred.
                                     1995      1994      1993
                                    -----     -----     -----
       Amount charged to expense   $52.2     $81.0     $44.8
       Amount capitalized             .2        .7      19.4
                                   -----     -----      -----
                                   $52.4     $81.7     $64.2
                                   =====     =====      =====


12. Other Noncurrent Liabilities
    ----------------------------
    Other noncurrent liabilities at June 30 were as follows:

                                             1995          1994
                                           -------       -------
       Postretirement employee benefits     $ 93.8        $ 91.2
       Land reclamation                       81.2          85.2
       Deferred gain                          43.7          46.7
       Postemployment employee benefits       15.9
       Other                                  49.1          52.0
                                             ------       ------
                                             ------       ------
                                            $283.7        $275.1
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

    Employees in the United States and Canada whose pension benefits exceed Internal Revenue Code and Revenue Canada limitations, respectively, are covered by supplementary non-qualified, unfunded pension plans which are provided for by charges to earnings sufficient to meet projected benefit obligations.

    The components of net pension expense, computed actuarially, were as follows:

                                              1995      1994      1993
                                             ------    ------    ------
    Service cost for benefits earned
      during the year                        $ 9.0     $ 8.9     $ 6.5
    Interest cost on  projected benefit
     obligation                               14.7      13.1      13.4
    Return on plan assets                    (11.8)     (7.3)    (14.8)
    Net amortization and deferral              (.1)     (4.4)      5.3
                                             -----     -----     -----
    Net pension expense                      $11.8     $10.3     $10.4
                                             ======    =====     =====

    Net pension expense in 1993 included $1.6 million related to the settlement of certain pension obligations.

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

    The funded status of the Company's pension plans and amounts recognized in the Consolidated Balance Sheet were as follows:

                                          Overfunded    Underfunded
                                             Plans           Plans
                                         -------------       ----------
----
                                          1995   1994    1995    1994
                                         ------ ------  ------  ------
    Plans' assets at fair value          $133.0 $119.0  $  26.2$  26.4

    Actuarial present value of
      projected benefit obligations:
     Vested benefits                      111.5   95.0     31.4   33.2
     Non-vested benefits                     .8     .6       .4     .2
                                         ------ ------   ------  ------
     Accumulated benefit obligations      112.3   95.6     31.8   33.4
     Projected future salary increases     37.3   33.7     11.9    9.2
                                         ------ ------   ------  ------
     Total projected benefit obligations  149.6  129.3     43.7   42.6
                                         ------ ------   ------  ------
    Plans' assets less than projected
      benefit obligations                 (16.6) (10.3)   (17.5) (16.2)
    Items not yet recognized in earnings:
     Unrecognized net loss (gain)           8.2     .1      1.3   (2.9)
     Unrecognized transition (asset)
      liability                             (.9)   (.8)      .2    (.1)
     Unrecognized prior service cost        7.0    7.2     12.3   13.5
     Additional minimum liability                          (7.4)  (8.4)
                                         ------ ------   ------  ------
    Accrued pension liability            $ (2.3)$ (3.8)  $(11.1)$(14.1)
                                         ====== ======   ======  ======

    Significant actuarial assumptions were as follows:
                                             1995    1994   1993
                                             ----    ----   ----
     Discount rate                           8.2%    8.4%   8.6%
     Long-term rate of return on assets:
       U.S. plans                            7.5%    7.5%   9.0%
       Canadian plans                        9.0%    9.5%  10.0%
                                             ----   ----    ----
                                              .8%    7.9%   9.2%
                                             ====   ====    ====

     Rate of increase in compensation levels 5.2%    5.3%   5.3%

14. Postretirement and Postemployment Benefit Plans
    -----------------------------------------------
    The Company provides certain health care benefit plans for retired employees. The plans may be either contributory or non-contributory and contain certain other cost sharing features such as deductibles and coinsurance. The plans are unfunded. Employees are not vested and such benefits are subject to change. Health care benefits of those employees who retired prior to February 1, 1988 are paid by Mallinckrodt Group Inc.; the Company is charged for one-half of such costs, not exceeding $.8 million in any fiscal year.

    The Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," effective July 1, 1992. This statement requires that the cost of providing other postretirement benefits (OPEBS) be accrued during the active service period of the employees. The Company recorded an after-tax charge of $47.1 million for the cumulative effect of this accounting change.

    The components of OPEBS expense for years ending June 30 were as follows:

                                   1995      1994      1993
                                   ----      ----      ----
    Service cost                  $1.5      $1.5       $2.3
    Interest cost                  5.3       5.2        6.3
    Net amortization and deferral (1.5)     (1.6)
                                   ----      ----      ----
                                  $5.3      $5.1       $8.6
                                   ====      ====      ====

    On July 1, 1993, the Company amended its postretirement plans in an effort to control cash outlays while protecting the interests of those employees who have retired or will retire in the near future. This plan amendment had the effect of reducing the accumulated postretirement benefit liability on July 1, 1993 by $15.9 million. As a result, OPEBS expense was reduced by $1.1 million in 1995 and 1994 to reflect the amortization of this plan change over 13.8 years.

    The significant assumptions used in determining postretirement benefit costs were as follows:

                                   1995       1994        1993
                                   ----       ----        ----
    Discount rate                  8.2%       8.4%         8.5%
    Health care trend rate:
     Under age 65                  9.8% (1)  10.4% (1)    15.0% (1)
     Over age 65                   6.3% (2)   7.0% (2)     8.2% (2)

    (1)  Decreasing gradually to 5.5% in 2003 and thereafter.
    (2)  Decreasing gradually to 5.5% in 1999 and thereafter.

    If the health care trend rate assumptions were increased by 1.0 percent, the accumulated postretirement benefit obligation would increase by 6.3 percent as of June 30, 1995. This would have the effect of an 8.7 percent increase on OPEBS expense in 1995.

    The components of the Company's postretirement benefit liability at June 30 were as follows:
                                                   1995        1994
                                                  -----       -----
    Retirees                                     $33.1        $29.3
    Actives:
     Fully eligible                               12.0         11.6
     Not-fully eligible                           24.3         23.3
                                                 -----       -----
         Total                                    69.4         64.2

    Items not yet recognized in earnings:
     Unrecognized prior service cost              13.2         14.3
     Unrecognized net gain                        11.6         12.7
                                                 -----       -----
    Accrued postretirement benefits liability    $94.2        $91.2
                                                 =====       =====

    The Company also provides benefits such as workers' compensation and disability to former or inactive employees after employment but before retirement. The plans are unfunded. Employees are not vested and plan benefits are subject to change.

    Effective July 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," to account for disability benefits. Prior to July 1, 1994, the Company recognized the cost of providing certain of these benefits on a cash basis. SFAS No. 112 requires the cost of providing these benefits be recognized when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. Consequently, the Company recognized a $13.3 million liability for postemployment benefits as of July 1, 1994 and recorded a charge of $5.9 million, net of taxes, for the cumulative effect of the Company's unfunded obligation prior to July 1, 1994. The effect of the adoption of SFAS No. 112 on 1995 earnings before the cumulative effect of the accounting change was not material. As permitted by SFAS No. 112, prior year financial statements have not been restated to reflect the change in accounting method.


15. Income Taxes
    ------------
    Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

    Significant components of the Company's deferred tax liabilities and assets at June 30 were as follows:
                                                    1995          1994
                                                   ------        ------
    Deferred tax liabilities:
     Tax over book depreciation                    $333.1       $315.2
     Taxes on undistributed foreign earnings         28.6         29.8
     Other liabilities                               37.5         27.6
                                                   ------        ------
       Total deferred tax liabilities                99.2        372.6
                                                   ------        ------

    Deferred tax assets:
     Net operating loss carryforwards                78.2        105.6
     Postretirement benefit reserves                 35.7         33.4
     Sterlington litigation settlement               31.5         29.9
     Reclamation and decommissioning reserves        26.2         25.8
     Alternative minimum tax credit carryforward     34.0          9.3
     Other assets                                    35.6         19.6
                                                   ------        ------
       Total deferred tax assets                    241.2        223.6
                                                   ------        ------
                           Net deferred tax liabilities         $158.0  $149.0
                                                   ======        ======

    At June 30, 1995, the Company had net operating loss carryforwards for U.S. federal tax purposes of $196.7 million. If not utilized against taxable income, the federal tax loss carryforwards will expire in 2009. The tax benefit of these loss carryforwards has been provided in the 1995 and 1994 Consolidated Balance Sheet as deferred tax assets.

    The provision (credit) for income taxes consisted of the following:

                                     1995         1994     1993
                                    ------       ------   ------
    Current
     Federal                        $ 28.5      $(24.0)  $(15.2)
     State and local                   7.5         1.2      1.4
     Foreign                          30.2        13.8     10.0
                                    ------      ------    ------
                                      66.2        (9.0)    (3.8)
    Deferred
     Federal                          11.1        16.9    (34.3)
     State and local                   (.9)       (3.8)   (13.1)
     Foreign                           3.9         7.3     (6.1)
                                    ------      ------    ------
                                      14.1        20.4    (53.5)
                                    ------      ------    ------
                                    $ 80.3      $ 11.4   $(57.3)
                                    ======      ======    ======

   The components of earnings (loss) before income taxes, extraordinary loss and cumulative effect of accounting changes, and the effects of significant adjustments to tax computed at the federal statutory rate were as follows:

                                           1995        1994     1993
                                         -------     -------   ------
Domestic                                 $ 146.1    $ (23.0)   $(175.5)
Foreign                                     61.3       30.8       (1.8)
                                         -------    -------    -------
 Earnings (loss) before income
   taxes, extraordinary loss and
   cumulative effect of accounting
   changes                               $ 207.4    $   7.8    $(177.3)
                                         =======    =======    =======

Computed tax at the federal statutory
  rate of 35% (34% in 1993)              $  72.6    $   2.7    $ (60.3)
Foreign income and withholding taxes        12.7       10.3        4.5
Percentage depletion                        (9.7)      (7.4)      (9.4)
Deferred tax adjustment for the effect of
  changes in U.S. corporate tax rates                   4.1
Federal taxes on undistributed
  foreign earnings                           4.4        2.9        5.6
State income taxes, net of federal
  income tax benefit                         4.3       (1.7)      (7.7)
Sterlington litigation settlement                                  3.3
Other items (none in excess of 5%
  of computed tax)                          (4.0)        .5        6.7
                                         -------    -------    -------
 Provision (credit) for income taxes     $  80.3    $  11.4    $ (57.3)
                                         =======    =======    =======

Effective tax rate                          38.7%     146.2%      32.3%
                                         =======    =======    =======

    The effective tax rate for 1994 reflected the write-down of an investment in an oil and gas venture (see Note 6) and a deferred tax adjustment resulting from an increase in U.S. corporate income tax rates. If these items were excluded, the Company's effective tax rate would have been 53.9 percent.

      U.S. income and foreign withholding taxes are provided on the earnings of foreign subsidiaries that are expected to be remitted to the extent that taxes on the distribution of such earnings would not be offset by foreign tax credits. The Company has no present intention of remitting undistributed earnings of foreign subsidiaries aggregating $105.9 million at June 30, 1995 and, accordingly, no deferred tax liability has been established relative to these earnings.

    The Internal Revenue Service (IRS) has conducted examinations of the Company's U.S. federal income tax returns for the years 1988 through 1990 and has proposed various adjustments to increase taxable income. Revenue Canada is currently examining the Canadian federal income tax returns of the Company's wholly-owned Canadian subsidiary for the years 1991 through 1993 and no adjustments have been proposed. Management does not believe that resolution of these matters will have a material impact on the Company.


16. Capital Stock
    -------------
    Changes in the number of shares of common stock issued and in treasury were as follows:

                                    1995        1994          1993
                                 ----------  ----------    ----------
    Common stock issued
     Balance, beginning of year  32,232,865  32,156,920   32,130,080
     Stock options exercised         59,324       5,565        8,675
     Award of restricted shares       9,840      70,380       18,165
                                 ----------  ----------    ----------
     Balance, end of year        32,302,029  32,232,865   32,156,920
                                 ----------  ----------    ----------

    Treasury common stock
     Balance, beginning of year   2,770,259  10,097,808   10,082,779
     Common stock issued                    (7,450,000)
     Purchases                        6,161     122,451       15,029
                                 ----------  ----------    ----------
     Balance, end of year         2,776,420   2,770,259   10,097,808
                                 ----------  ----------    ----------
    Common stock outstanding,
     end of year                 29,525,609  29,462,606   22,059,112
                                 ==========  ==========    ==========

    On October 5, 1993 and May 5, 1994, the Company completed public offerings of 3,450,000 shares and 4,000,000 shares of common stock at $34.50 and $37.00 per share, respectively. Net proceeds of these offerings, net of issuance costs and expenses, were used to reduce long-term indebtedness.

    Pursuant to a Shareholders Rights Plan adopted by the Company in June 1989, a dividend of one preferred stock purchase right (a Right) for each outstanding share of common stock of the Company was issued on July 12, 1989 to shareholders of record on that date. Under certain conditions, each Right may be exercised to purchase one one-hundredth of a share of Junior Preferred Stock, Series C, par value $1.00 per share, at a price of $150. This preferred stock is designed to participate in dividends and vote on essentially equivalent terms with a whole share of common stock. The Rights become exercisable apart from the common stock only if a person or group acquires 20 percent or more of the common stock or makes a tender offer for 20 percent or more of the outstanding common stock. However, the Rights do not become exercisable if a person or group becomes the owner of 20 percent or more of the common stock as a result of the purchase of common stock by the Company to reduce the number of shares outstanding and increase the proportionate number of shares owned by such person or group to 20 percent or more, unless such person or group subsequently becomes the owner of any additional shares of the common stock. In addition, upon the acquisition by a person or group of 20 percent or more of the common stock, each Right will entitle the holder to purchase, at the then-current exercise price of the Right, a number of shares of common stock having a market value at that time of twice the exercise price. The Rights may be redeemed at a price of $.01 per Right under certain circumstances prior to their expiration on June 21, 1999. No event during 1995 made the Rights exercisable.


17. Stock Plans
    -----------
    In 1988, the Company adopted the 1988 Stock Option Plan (the Plan) under which the Company may grant non-qualified stock options, stock appreciation rights (SARs) and restricted stock to officers and key managers of the Company. The Plan, as amended, provides for the issuance of a maximum of two million shares of common stock of the Company which may be authorized but unissued shares or treasury shares.

    Under the terms of the Plan, the option price per share may not be less than 100 percent of the fair market value on the date of the grant. Stock options and SARs granted under the Plan extend for 10 years and generally become exercisable 50 percent one year after the date of the grant and 100 percent two years after the date of the grant. Certain stock options granted in fiscal 1995 become exercisable in one-third increments; one-third one year after the date of the grant, two-thirds two years after the date of the grant, and 100 percent three years after the date of the grant. At June 30, 1995, no SARs had been granted under the Plan.

    The Company also adopted a long-term incentive plan in fiscal 1994 under which officers and key managers were awarded shares of restricted common stock of the Company along with contingent stock units. Based on performance objectives, these shares and units will vest in whole or in part during and at the end of a three-year performance period ending June 30, 1997. Restricted stock is valued on the issuance date, and the related expense is amortized over the vesting period.

    The Company had a similar long-term incentive plan in 1991 which expired June 30, 1994. Out of a total of 171,736 shares (net of cancellations) granted under this plan, 115,251 shares were cancelled on June 30, 1994 due to non-attainment of performance objectives.

    Stock options and restricted stock activities are as follows:

                          Stock       Stock      Restricted  Available
                          Options     Options      Stock       for
                        Outstanding Exercisable  Outstanding   Grant
                        ----------- -----------  ----------- ---------
Balance at June 30, 1992  476,285      165,185     175,800   716,201

  Granted                                           18,165  (18,165)
  Vested                               155,550
  Exercised               (8,675)      (8,675)    (17,595)
  Cancelled              (25,180)     (12,630)    (15,029)    40,209
                          -------      -------     -------   -------
Balance at June 30, 1993  442,430      299,430     161,341   738,245

  Granted                 428,650                   70,380 (499,030)
  Vested                               143,000
  Exercised               (5,565)      (5,565)    (20,525)
  Cancelled               (7,360)      (5,060)   (122,451)   129,811
                          -------      -------     -------   -------
Balance at June 30, 1994  858,155      431,805      88,745   369,026

  Granted                 138,525                    9,840 (148,365)
  Vested                               157,125
  Exercised              (57,080)     (57,080)    (21,884)
  Cancelled              (27,222)      (8,944)     (5,961)    33,183
                          -------      -------     -------   -------
Balance at June 30, 1995  912,378      522,906      70,740   253,844
                          =======      =======     =======   =======

  Market prices for stock options granted ranged from $38.125 to $48.3125 per share in fiscal 1995 and from $34.1875 to $40.875 per share in fiscal 1994. Market prices for stock options exercised ranged from $22 to $51.125 per share in fiscal 1995 and from $22 to $32 per share in fiscal 1994 and 1993. The average purchase price of outstanding stock options at June 30, 1995 was $41.09 per share, based on an aggregate purchase price of $37.5 million. Outstanding stock options will expire over a period of time ending no later than June 15, 2005.

  Another stock option plan provides for the granting of awards of up to 100,000 shares of common stock to directors of the Company who are not also employees of the Company. Options may be exercised at any time the director holding the option remains a director of the Company and within two years after the director ceases to be a director of the Company. Under the terms of the plan, options granted are exercisable over 10 years beginning with the grant date of the option. In fiscal 1995, options were granted to purchase 7,000 shares of common stock at an option price of $38.125 per share. A total of 2,244 shares were exercised during the year.


18. Commitments
    -----------
    The Company leases various types of properties, including buildings, railcars, data processing equipment, and machinery and equipment through operating leases.

    Summarized below is a schedule of future minimum lease payments under non-cancellable operating leases as of June 30, 1995:

    1996                               $16.0
    1997                                12.2
    1998                                10.4
    1999                                 9.2
    2000                                 6.1
    Subsequent years                    15.3
                                      -----
    Future minimum lease payments      $69.2
                                      =====

    Rental expense for 1995, 1994 and 1993 amounted to $23.5 million, $21.9 million and $18.3 million, respectively.

    The Company's Canadian subsidiary is committed under a service agreement with Potash Corporation of Saskatchewan Inc. (PCS) to produce annually from mineral reserves specified quantities of potash for a fixed fee plus a pro rata share of production and capital costs. The agreement extends through June 30, 1996 and is renewable at the option of PCS for six additional five-year periods. Potash produced for PCS may, at PCS's option, amount to an annual maximum of approximately one-fourth of the Canadian subsidiary's production capacity. During 1995, production of potash for PCS amounted to 500,000 tons, or 15 percent of tons produced.


19. Contingencies
    -------------
    Since December 1985, the Company has experienced an inflow of water into one of its two interconnected potash mines in Saskatchewan, Canada. In recent years, the trend of the water inflow has stabilized and the Company has successfully reduced the per ton spending required to contain the inflow. However, the long-term outlook of the water inflow has caused the Company to consider alternatives to its current mining operations and studies are under way in this regard. Any solution to the water inflow situation at the mines could result in substantial capital expenditures and/or charges to operations.

    Angus and the Company are involved in various litigation arising out of the Sterlington matter discussed in Note 4 of Notes to Consolidated Financial Statements. Angus wants the Company to accept responsibility for approximately 240 lawsuits currently pending in Louisiana for injuries arising out of the explosion, and to reimburse Angus for amounts that it has paid for settled demands in connection with Sterlington. In addition, Angus is seeking direct payment from the Company's insurers for certain damages. The Company may have obligations to indemnify certain of the insurers if Angus is successful in this case. The Company has established a reserve to cover the estimated cost of resolving the remaining third-party suits in Louisiana.

    The Company continues to vigorously litigate each of the matters arising out of the Sterlington explosion. A jury trial is scheduled to commence in November, 1995 in Texas with respect to Angus' and the Company's claims for contribution and indemnity for the settled demands. Discovery is still not complete with respect to the lawsuits scheduled for trial in November 1995, and all of the other lawsuits are in very early stages. The Company is also pursuing additional recoveries from one of its insurance carriers relating to Sterlington.

    Given the uncertainties inherent in litigation as well as the early stages of preparation, the Company is unable to evaluate possible defenses or make a reliable determination as to potential liability, if any, with respect to the Sterlington matters.

    In addition, Angus, in an action filed in federal court in Monroe, Louisiana, in February 1995, is seeking compensation from the Company pursuant to CERCLA for contamination to the environment prior to the explosion from the storage tank on the grounds of the Sterlington property. No trial date has been scheduled for this additional claim by Angus against the Company. Given the early stages of this lawsuit, the Company is unable to evaluate possible defenses or make a reliable determination as to potential liability, if any.

    The Company has been named as a defendant, along with other Canadian and U.S. potash producers, in lawsuits filed in federal court in Minnesota and state court in California. The plaintiffs are purchasers of potash who allege a price fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the lawsuits in 1994. Discovery has begun in the Minnesota case, following certification of a class of all U.S. potash purchasers as plaintiffs. While the Company believes that the allegations in the complaints are without merit, until discovery is completed it is unable to evaluate possible defenses or to make a reliable determination as to the potential liability exposure, if any.

    The Company has also received a U.S. grand jury subpoena seeking information related to the sale of potash in the United States from 1986 to the present. The Company is cooperating with the government and is assembling the information needed to comply with the subpoena. As in the civil antitrust matters described above, while the Company does not believe that violations of the antitrust laws have occurred, the Company is unable to predict the outcome of the government investigation or make a reliable determination as to the potential exposure, if any.

    The Company also has certain other contingent liabilities with respect to litigation, claims and guarantees of debt obligations to third parties arising in the ordinary course of business. The Company does not believe that any of these contingent liabilities will have a material adverse impact on the Company's financial position.


20. Operations by Geographic Area
    -----------------------------
    Net operating results of consolidated foreign subsidiaries, before consolidation eliminations, amounted to earnings of $40.0 million in 1995, $10.0 million in 1994 and a loss of $6.0 million in 1993. Net assets of such subsidiaries were $204.2 million and $173.0 million at June 30, 1995 and 1994, respectively.

     Financial information relating to the Company's operations in various geographic areas was as follows:

                                                  Net Sales
                                      --------------------------------
                                        1995        1994        1993
                                      --------    --------    -------
     United States                   $1,854.1     $1,405.2    $  856.8
     Canada                             184.1        137.5       138.0
     Other                               11.7          1.3         4.2
     Transfers between geographic areas
       (principally from Canada)       (125.9)      (102.5)     (101.9)
                                      --------    --------    --------
     Consolidated                    $1,924.0     $1,441.5    $  897.1
                                      ========    ========    ========

                             Earnings (Loss)
                            Before Income Taxes,
                          Extraordinary Loss and
                              Accounting Changes    Identifiable Assets
                          ------------------------- ---------------------------
                            1995           1994     1993          1995       1994      1993
                          --------       -------- --------      --------   --------  -------
                                                                C>
    United States        $  326.4$  136.5$  (130.5)$2,531.4$2,565.1   $1,763.9
    Canada                   55.6   30.8    (1.9) 246.3   223.0  281.4
    Other                           10.2     (.4)   2.0     8.2    8.1     12.5
    Eliminations            (10.4)    .4      .7  (92.7)  (17.9)  (2.2)
                          --------       -------- --------
    Operating earnings (loss)381.8 167.3  (129.7)
    Interest earned and other
      non-operating (income) and
      expense, net           (6.2)  23.4     2.8
    Interest charges         52.2   81.0    44.8
    Minority interest       128.4   55.1
                          --------       --------       -------- --------  --------  --------
    Consolidated         $  207.4$    7.8$ (177.3)$2,693.2$2,778.3$2,055.6
                          ========       ========       ======== ========  ========  ========

    Transfers of product between geographic areas were at prices approximating those charged to unaffiliated customers.

    Sales from the United States, as shown in the preceding table, included sales to unaffiliated customers in other geographic areas as follows:

                                   1995         1994         1993
                                  ------       ------       ------
       Far East                  $643.9       $377.1       $190.7
       Latin America              121.7        113.0         25.9
       Europe                      27.1          6.6         22.6
                                 ------       ------       ------
                                 $792.7       $496.7       $239.2
                                 ======       ======       ======


QUARTERLY RESULTS (UNAUDITED)
(In millions except per share amounts)



                                           Quarter
                              --------------------------------
                              First   Second    Third   Fourth  Year
-----------------------------------------------------------------------
Fiscal 1995
 Net sales                  $ 420.8   $ 451.8  $ 550.0 $ 501.4$1,924.0
 Gross margins                 76.7     113.9    150.0   107.9   448.5
 Earnings before income
  taxes, extraordinary item
  and cumulative effect of
  accounting change            34.7      45.5     75.2    52.0   207.4
 Earnings before extraordinary
  item and cumulative effect
  of accounting change         21.8      27.9     45.7    31.7   127.1
 Extraordinary loss -
  debt retirement              (1.2)     (1.8)     (.7)   (2.8)   (6.5)
 Cumulative effect of
  accounting change            (5.9)                              (5.9)
                            --------         --------  --------  ------
--                          -------
 Net earnings              $   14.7  $   26.1$   45.0 $   28.9$  114.7
                            ========         ========  ========
========                    =======

 Earnings (loss) per share:
  Earnings before extra-
   ordinary item and
   cumulative effect of
   accounting change        $    .74$    .94 $   1.54 $   1.07$   4.30
  Extraordinary loss -
   debt retirement              (.04)   (.06)    (.02)    (.09)   (.22)
  Cumulative effect of
   accounting change            (.20)                             (.20)
                            --------         --------  --------  ------
--                          -------
  Net earnings              $    .50$    .88 $   1.52 $    .98$   3.88
                            ========         ========  ========
========                    =======



-----------------------------------------------------------------------
Fiscal 1994
 Net sales                 $  266.4 $  329.0 $  410.5 $  435.6$1,441.5
 Gross margins                  7.4     33.8     77.7     88.7   207.6
 Earnings (loss) before
  income taxes and extra-
  ordinary item               (24.3)   (26.3)    21.7     36.7     7.8
 Earnings (loss) before
  extraordinary item          (22.5)    (3.6)     5.4     17.1    (3.6)
 Extraordinary loss -
  debt retirement             (23.8)                      (1.4)  (25.2)
                            --------         --------  --------  ------
--                          -------
 Net earnings (loss)       $  (46.3)$   (3.6)$    5.4 $   15.7 $ (28.8)
                            ========         ========  ========
========                    =======

 Earnings (loss) per share:
  Earnings (loss) before
  extraordinary item        $  (1.02)$   (.14)$   .21 $    .61 $  (.14)
  Extraordinary loss -
   debt retirement             (1.08)                     (.05)  (1.00)
                            --------         --------  --------  ------
--                          -------
  Net earnings (loss)       $  (2.10)$   (.14)    .21 $    .56 $ (1.14)
                            ========         ========  ========
========                    =======



-----------------------------------------------------------------------
Fiscal 1995
    First quarter earnings included after-tax provisions of $1.7 million, or $.06 per share, for additional remediation costs associated with a sinkhole at IMC-Agrico's New Wales concentrated phosphate production facility in Florida and $.9 million, or $.03 per share, for anticipated repair and cleanup costs related to an earthen dam breach at IMC-Agrico's Payne Creek phosphate rock mining facility in Florida. First quarter earnings also included an after-tax gain of $3.1 million, or $.10 per share, from the sale of land in Florida.

    Second quarter earnings included after-tax provisions of $.5 million, or $.01 per share, for additional repair and cleanup costs related to earthen dam breaches at IMC-Agrico's Payne Creek and Hopewell phosphate mining facilities in Florida and $2.5 million, or $.08 per share, for restructuring charges which shifted the marketing and administrative functions of PhosChem to its member companies.

    Fourth quarter earnings included after-tax provisions of $.4 million, or $.02 per share, for additional repair and cleanup costs related to earthen dam breaches at IMC-Agrico's Payne Creek and Hopewell phosphate mining facilities in Florida.


-----------------------------------------------------------------------
Fiscal 1994
    Second quarter results included an after-tax charge of $12.4 million, or $.49 per share, from the write-down of the Company's investment in an oil and gas joint venture due to the low price of crude oil.

    Fourth quarter results included an after-tax gain of $1.9 million, or $.07 per share, from IMC-Agrico's sale of its Florida cattle ranch.



Item 9. Changes in and Disagreements with Accountants on Accounting and
Financial
         Disclosure.



    Not applicable.



PART III.



Item 10.                                    Directors and Executive
Officers of the Registrant.

    For information concerning directors of the Registrant, see pages 2 through 6, incorporated herein by reference, of IMC Global's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 19, 1995. Information concerning executive officers of the Registrant is included in Part I of this report.




Item 11.                                    Executive Compensation.

    For information concerning executive compensation, see pages 7 through 16 (excluding the sections therein entitled "Compensation
Committee Report on Executive Compensation" and "Company Stock
Performance"), incorporated herein by reference, of IMC Global's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 19, 1995.




Item 12.                                    Security Ownership of
Certain Beneficial Owners and Management.

    For information concerning security ownership of certain beneficial owners and management, see pages 6 and 7, incorporated herein by reference, of IMC Global's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on October 19, 1995.




Item 13.                                    Certain Relationships and
Related Transactions.

    For information concerning certain relationships and related transactions, see page 7, incorporated herein by reference, of IMC Global's definitive Proxy Statement for the Annual Meeting of
Stockholders to be held on October 19, 1995.

PART IV.



Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
8-K.

(a) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

    (1)   Financial Statements:
       Consolidated financial statements filed as part of this report are listed under Part II,
       Item 8 of this Form 10-K.

    (2)   Financial Statement Schedules:
       No additional schedules are required because either the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.

    (3)   Exhibits:
       The exhibits listed in the accompanying index are filed as part of this report.

                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
-------------------------------------------------------------------
3.1    Restated Certificate of       Company's Report on
       Incorporation, as amended     Form 8-K dated
                                     November 1, 1994

3.2    Bylaws, amended as of July    Company's Report on
       2, 1991, and as currently in  Form 8-K dated July
       effect                        2, 1991

3.3    Rights Agreement dated June   Company's Report on
       21, 1989, amended as of       Form 8-A/A dated
       August 17, 1995, with The     September 7, 1995.
       First National Bank of
       Chicago (including the
       Shareholder Rights Plan).

4.1    Indenture dated as of         Exhibit 4.4 to the
       December 1, 1991 between the  Company's Form SE
       Registrant and The Bank of    filed on December
       New York, as Trustee,         3, 1991
       relating to $100,000,000
       aggregate principal amount
       of 9.45% Senior Debentures
       due 2011

4.2    Form of Senior Debentures     Exhibit 4.5 to the
       due 2011                      Company's Form SE
                                     filed on December
                                     3, 1991
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------

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

4.4    Form of Convertible           Exhibit 4.7 to the
       Subordinated Notes due 2001   Company's Form SE
                                     filed on December
                                     3, 1991

4.5    Supplemental Indenture,       Exhibit 4.5 to the
       dated as of June 29, 1993,    Company's
       between the Registrant and    Registration
       The Bank of New York, as      Statement on Form S-
       Trustee, relating to the      4, (No. 33-49795)
       Senior Debentures

4.6    Supplemental Indenture,       Exhibit 4.6 to the
       dated as of June 29, 1993,    Company's
       between the Registrant and    Registration
       The Bank of New York, as      Statement on Form S-
       Trustee, relating to the      4, (No. 33-49795)
       Convertible Subordinated
       Notes

4.7    Indenture, dated as of June   Exhibit 4.7 to the
       15, 1993, between IMC Global  Company's
       Inc. and NationsBank of       Registration
       Georgia, National             Statement on Form S-
       Association, as Trustee       4, (No. 33-49795)

4.8    First Supplemental            Exhibit 4.1 to the
       Indenture, dated as of        Company's Report on
       October 13, 1993, between     Form 8-K dated
       IMC Global Inc. and           October 12, 1993
       NationsBank of Georgia,
       National Association, as
       Trustee
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------

10.1   Intercorporate Agreement      Exhibit 10.1 to the
       dated as of July 1, 1987, by  Company's
       and between Mallinckrodt and  Registration
       IMC Global Operations Inc.    Statement on Form S-
       with Exhibits, including the  1, (Amendment No.
       Restated Certificate of       2)
       Incorporation of IMC Global   (No. 33-17091)
       Inc., as amended; Bylaws of
       IMC Global Inc.; Preliminary
       Agreement for K-2 Advances;
       Registration Rights
       Agreement; Services
       Agreement; Management
       Services Agreement;
       Agreement regarding
       Pollution Control and
       Industrial Revenue Bonds;
       License Agreement; office
       lease and sublease;
       management agreements;
       supply agreements; and
       transportation service
       agreements

10.2   Supply agreements (Included   Exhibit 10.1 to the
       in Exhibit 10.1)              Company's
                                     Registration
                                     Statement on Form S-
                                     1, (No. 33-17091)

10.3   Agreement dated June 27,      Exhibit 10.6 to the
       1985, supplementing,          Company's
       amending and continuing       Registration
       Potash Resource Payment       Statement on Form S-
       Agreement dated October 15,   1, (Amendment No.
       1979, between Mallinckrodt    2)
       and the Province of           (No. 33-22914)
       Saskatchewan

10.4   Mining and Processing         Exhibit 10.7 to the
       Agreement dated January 31,   Company's
       1978, between Potash          Registration
       Corporation of Saskatchewan   Statement on Form S-
       Inc. and International        1, (No. 33-17091)
       Minerals & Chemical (Canada)
       Global Limited

10.5 * Management Incentive
       Compensation Program, as
       amended through July 1,                             X
       1995, and as currently in
       effect
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------

10.6 * 1991 Long-Term Performance    Exhibit 10.7 to the
       Incentive Plan, as amended    Company's
       through July 2, 1991, and as  Registration
       currently in effect           Statement on Form S-
                                     1
                                     (No. 33-17091)

10.7 * 1988 Stock Option & Award     Exhibit 10.7 to the
       Plan, as amended through      Company's
       July 2, 1991, and as          Registration
       currently in effect           Statement on Form S-
                                     1
                                     (No. 33-17091)

10.8 * 1994 Stock Option Plan for    Exhibit 4(a) to the
       Non-Employee Directors        Company's
                                     Registration
                                     Statement on Form S-
                                     8
                                     (No. 33-56911)

10.9 * Retirement Plan for Salaried
       Employees, as amended
       through November 1, 1994,                           X
       and as currently in effect

10.10* Supplemental Benefit Plan     Exhibit 10.12 to
                                     the Company's
                                     Registration
                                     Statement on Form S-
                                     1
                                     (No. 33-17091)

10.11* Supplemental Executive        Exhibit 10.7 to the
       Retirement Plan, as amended   Company's
       through June 30, 1992, and    Registration
       as currently in effect        Statement on Form S-
                                     1
                                     (No. 33-17091)

10.12* Investment Plan for Salaried
       Employees, as amended
       through July 1, 1994, and as                        X
       currently in effect

10.13  Suspension Agreement          Exhibit 10.17 to
       concerning Potassium          the Company's
       Chloride from Canada among    Registration
       the U.S. Department of        Statement on Form S-
       Commerce and the signatory    1
       purchasers/exporters of       (No. 33-17091)
       potassium chloride from
       Canada dated January 7, 1988
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------

10.14  Settlement Agreement dated    Exhibit 10.18 to
       as of November 3, 1987, by    the Company's
       and among the Board of        Registration
       Trustees of the Internal      Statement on Form S-
       Improvement Trust Fund of     1
       the State of Florida, the     (No. 33-17091)
       Department of Natural
       Resources of the State of
       Florida and Mallinckrodt

10.15* Management Compensation and   Exhibit 10.17 to
       Benefit Assurance Program,    the Company's
       as amended through June 30,   Registration
       1992, and as currently in     Statement on Form S-
       effect                        1
                                     (No. 33-17091)

10.16* Corporate Staff Employee      Exhibit 10.32 to
       Severance & Benefit           1989 10-K
       Assurance Policy

10.17  Form of Trust Agreement with  Exhibit 10.33 to
       Wachovia Bank & Trust Co.,    1992 10-K
       N.A., as amended through
       August 15, 1991

10.18* Form of Contingent
       Employment Agreement dated
       September 1, 1995, with                             X
       Officers of Corporation

10.19* Directors Retirement Service  Exhibit 10.36 to
       Plan                          1989 10-K

10.20* Form of "Gross Up" Agreement  Exhibit 10.37 to
       dated September 1, 1995,      1990 10-K
       with Officers of Corporation                        X

10.21  Sulphur Joint Operating       Exhibit 10.40 to
       Agreement dated as of May 1,  1990 10-K
       1988, among Freeport-McMoRan
       Resource Partners, IMC
       Global Operations Inc. and
       Felmont Oil Corporation

10.22  Oil/Gas Operating Agreement   Exhibit 10.41 to
       dated as of June 5, 1990,     1990 10-K
       among Freeport-McMoRan
       Resource Partners, IMC
       Global Operations Inc. and
       Felmont Oil Corporation
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------

10.23  Agreement in Principle dated  Exhibit 10.43 to
       September 7, 1990, with       1990 10-K
       Mallinckrodt

10.24  Agreement dated as of         Exhibit 10.44 to
       September 12, 1990, with      1990 10-K
       Mallinckrodt

10.25  Memorandum of Agreement as    Exhibit 10.51 to
       of December 21, 1990,         1991 10-K
       amending Mining and
       Processing Agreement of
       January 31, 1978, between
       Potash Corporation of
       Saskatchewan Inc. and
       International Minerals &
       Chemical (Canada) Global
       Limited

10.26  Division of Proceeds          Exhibit 10.52 to
       Agreement dated December 21,  1991 10-K
       1990, between Potash
       Corporation of Saskatchewan
       Inc. and International
       Minerals & Chemical (Canada)
       Global Limited

10.27  Directors' Retirement         Exhibit 10.54 to
       Services Plan Effective July  1992 10-K
       1, 1989

10.28  Contribution Agreement dated  Exhibit 10.55 to
       April 5, 1993 between         the Company's March
       Freeport-McMoRan Resource     31, 1993 Form 10-
       Partners, Limited             Q/A (Amendment No.
       Partnership and IMC Global    1) filed on May 19,
       Operations Inc.               1993

10.29  Form of Partnership
       Agreement, dated as of July
       1, 1993, as further amended
       and restated as of May 26,
       1995, between IMC-Agrico GP
       Company, Agrico L.P. and IMC-                       X
       Agrico MP Inc., including
       definitions
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------

10.30  Form of Parent Agreement,
       dated as of July 1, 1993, as
       further amended and restated
       as of May 26, 1995, between
       IMC Global Operations Inc.,
       Freeport-McMoRan Resource
       partners, Limited                                   X
       Partnership, Freeport-
       McMoRan Inc. and IMC-Agrico
       Company

10.31  Amendment, Waiver and
       Consent, dated May 26, 1995,
       among IMC Global Inc., IMC
       Global Operations Inc., IMC-
       Agrico GP Company, IMC-
       Agrico MP, Inc., IMC-Agrico
       Company, Freeport-McMoRan
       Inc., Freeport-McMoRan                              X
       Resource Partners, Limited
       Partnership, and Agrico,
       Limited Partnership

10.32  Agreement and Plan of
       Complete Liquidation and
       Dissolution, dated May 26,
       1995, among IMC Global
       Operations Inc., IMC-Agrico                         X
       GP Company, and IMC-Agrico
       MP, Inc.

10.33  Sterlington Settlement        Exhibit 10.58 to
       Agreement between IMC Global  the Company's March
       Inc., Angus Chemical Company  31, 1993 Form 10-
       and Industrial Risk Insurers  Q/A (Amendment No.
       dated April 1, 1993           1) filed on May 19,
                                     1993

10.34  First Amendment to            Exhibit 10.59 to
       Contribution Agreement,       the Company's
       dated as of July 1, 1993,     Report on Form 8-K
       between Freeport-McMoRan      dated July 16, 1993
       Resource Partners, Limited
       Partnership and IMC Global
       Operations Inc.

10.35  Credit Agreement, dated as    Exhibit 10.63 to
       of June 29, 1993, between     the Company's
       IMC Global Operations Inc.,   Registration
       IMC Global Inc. and the       Statement on Form S-
       Banks Listed Therein          4, (No. 33-49795)
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------

10.36  Loan Agreement, dated as of   Exhibit 10.64 to
       December 1, 1991, between     the Company's
       IMC Global Operations Inc.    Registration
       and the Polk County           Statement on Form S-
       Industrial Development        4, (No. 33-49795)
       Authority (Florida)

10.37  Amended and Restated          Exhibit 10.65 to
       Unconditional Guaranty,       the Company's
       dated as of December 1, 1991  Registration
       of IMC Global Inc. with       Statement on Form S-
       respect to Polk County        4, (No. 33-49795)
       Industrial Development
       Authority (Florida)
       Industrial Development
       Revenue Bonds (IMC Global
       Operations Inc. Project)
       1991 Tax-Exempt Series A and
       1992 Tax-Exempt Series A

10.38  Supplemental Loan Agreement,  Exhibit 10.66 to
       dated as of January 1, 1992,  the Company's
       between IMC Global            Registration
       Operations Inc. and the Polk  Statement on Form S-
       County Industrial             4, (No. 33-49795)
       Development Authority
       (Florida)

10.39  Second Supplemental Loan      Exhibit 10.67 to
       Agreement, dated as of June   the Company's
       30, 1993, between IMC Global  Registration
       Operations Inc. and the Polk  Statement on Form S-
       County Industrial             4, (No. 33-49795)
       Development Authority
       (Florida)

10.40  Amendment to Guaranty, dated  Exhibit 10.68 to
       June 30, 1993, with respect   the Company's
       to Polk County Industrial     Registration
       Development Authority         Statement on Form S-
       (Florida) Industrial          4, (No. 33-49795)
       Development Revenue Bonds
       (IMC Global Operations Inc.
       Project) 1991 Tax-Exempt
       Series A and 1992 Tax-Exempt
       Series A
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------
10.41  Indenture of Trust, dated as  Exhibit 10.69 to
       of December 1, 1991, between  the Company's
       Polk County Industrial        Registration
       Development Authority (the    Statement on Form S-
       "Authority") and The Bank of  4, (No. 33-49795)
       New York, as Trustee (the
       "IRB Trustee") relating to
       the Industrial Development
       Revenue Bonds (IMC Global
       Operations Inc. Project)
       1991 Tax-Exempt Series A
       (the "Series 1991 Bonds")

10.42  Supplemental Indenture of     Exhibit 10.70 to
       Trust, dated as of January    the Company's
       1, 1992, between the          Registration
       Authority and the IRB         Statement on Form S-
       Trustee, relating to the      4, (No. 33-49795)
       Industrial Development
       Revenue Bonds (IMC Global
       Operations Inc. Project)
       1992 Tax-Exempt Series A
       (the "Series 1992 Bonds")

10.43  Second Supplemental           Exhibit 10.71 to
       Indenture of Trust, dated as  the Company's
       of June 30, 1993, between     Registration
       the Authority and the IRB     Statement on Form S-
       Trustee, relating to the      4, (No. 33-49795)
       Series 1991 Bonds and the
       Series 1992 Bonds

10.44  Amendment Number 2 to         Exhibit 10.44 to
       Investment Plan for Salaried  the Company's
       Employees effective March 1,  Registration
       1988 and restated effective   Statement on Form S-
       January 1, 1992               4, (No. 33-49795)

10.45* First Amendment, dated July   Exhibit 10.45 to
       2, 1991, to form of           the Company's
       Contingent Employment         Registration
       Agreement with Officers of    Statement on Form S-
       Corporation                   4, (No. 33-49795)

10.46* Amendment, dated July 2,      Exhibit 10.46 to
       1991, to Form of "Gross Up"   the Company's
       Agreement with Officers of    Registration
       Corporation                   Statement on Form S-
                                     4, (No. 33-49795)

10.47* Employment Agreement, dated   Exhibit 10.47 to
       April 15, 1993, between       The Company's
       Wendell F. Bueche and IMC     Registration
       Global Inc.                   Statement on Form S-
                                     4, (No. 33-49795)
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------

10.48* Consulting Agreement, dated   Exhibit 10.48 to
       July 19, 1993, between        the Company's
       Wendell F. Bueche and IMC     Registration
       Global Inc.                   Statement on Form S-
                                     4, (No. 33-49795)

10.49* Amendment and Extension
       Agreement, dated as of June
       15, 1995, to Employment
       Agreement dated as of April
       15, 1993 and Consulting
       Agreement dated as of July                          X
       19, 1993, between Wendell F.
       Bueche and IMC Global Inc.

10.50* Consulting Agreement, dated   Exhibit 10.49 to
       March 1, 1993, between        the Company's
       Billie B. Turner and IMC      Registration
       Global Inc.                   Statement on Form S-
                                     4, (No. 33-49795)

10.51  Amendment No. 1 and Waiver    Exhibit 10.51 to
       No. 1, dated as of June 30,   1993 10-K
       1993, to Credit Agreement
       dated as of June 29, 1993
       among IMC Global Operations
       Inc., IMC Global Inc. and
       the Banks Listed Therein

10.52  Amendment No. 2, Waiver No.   Exhibit 10.52 to
       2 and Consent No. 1, dated    1993 10-K
       as of September 3, 1993, to
       Credit Agreement dated as of
       June 29, 1993 among IMC
       Global Operations Inc., IMC
       Global Inc. and the Banks
       Listed Therein

10.53  Amendment No. 1, dated as of
       June 24, 1994 to Credit
       Agreement, dated as of
       February 9, 1994 between IMC-
       Agrico Company, NationsBank                         X
       of Georgia and the Banks
       Listed Therein

10.54  Amendment No. 2, dated as of
       February 24, 1995 to Credit
       Agreement, dated as of
       February 9, 1994 between IMC-
       Agrico Company, NationsBank                         X
       of Georgia and the Banks
       Listed Therein
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------

10.55  Credit Agreement, dated as    Exhibit 99.1 to the
       of February 9, 1994, between  Company's
       IMC-Agrico Company,           Registration
       NationsBank of Georgia, and   Statement on Form S-
       the Banks Listed Therein      3, (Amendment No.
                                     1) (No. 33-52377)

10.56  Amendment No. 3, dated as of  Exhibit 10.52 to
       December 30, 1993, to Credit  1994 10-K
       Agreement dated as of June
       29, 1993 among IMC Global
       Operations Inc., IMC Global
       Inc. and the Banks Listed
       Therein

10.57  Amendment No. 4, dated as of  Exhibit 10.53 to
       March 10, 1994, to Credit     1994 10-K
       Agreement dated as of June
       29, 1993 among IMC Global
       Operations Inc., IMC Global
       Inc. and the Banks Listed
       Therein

10.58  Amendment No. 5, dated as of  Exhibit 10.54 to
       June 30, 1994, to Credit      1994 10-K
       Agreement dated as of June
       29, 1993 among IMC Global
       Operations Inc., IMC Global
       Inc. and the Banks Listed
       Therein

10.59  Amendment No. 6, dated as of  Exhibit 10.55 to
       November 30, 1994, to Credit  the Company's
       Agreement dated as of June    December 31, 1994
       29, 1993 among IMC Global     Form 10-Q filed
       Operations Inc., IMC Global   February 13, 1995
       Inc. and the Banks Listed
       Therein

10.60  Transfer and Administration
       Agreement, dated as of
       October 31, 1994, between
       Enterprise Funding                                  X
       Corporation and IMC-Agrico
       Company

10.61  Amended and Restated Credit
       Agreement, dated as of July
       31, 1995, between IMC Global
       Operations Inc., IMC Global                         X
       Inc. and the Banks Listed
       Therein
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission
--------------------------------------------------------------------

11.1   Fully diluted earnings
       (loss) per share for the
       years ended June 30, 1995,                          X
       1994 and 1993

21.1   Subsidiaries of the                                 X
       Registrant

23.1   Consent of Ernst & Young LLP                        X

27.1   Financial Data Schedule                             X

99.1   Registrant's Definitive       Registrant's Proxy
       Proxy Statement for Annual    Statement filed
       Meeting on October 19, 1995   September 11, 1995

*  Denotes management contract or compensatory plan.

(b)    REPORTS ON FORM 8-K

    During the fourth quarter and through the date of this filing, the following reports were filed:

 1     A report under Item 5 Dated June 15, 1995
 2     A report under Item 5 Dated August 17, 1995



           INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                   AND FINANCIAL STATEMENT SCHEDULES




                                                    Page References
                                                    ---------------

Consolidated balance sheet at June 30, 1995 and 1994     33

For the years ended June 30, 1995, 1994, and 1993:

    Consolidated statement of operations                 32
    Consolidated statement of cash flows                 34
    Consolidated statement of changes in
     stockholders' equity                                35

Notes to consolidated financial statements               36-51

Supplementary financial information - quarterly results (unaudited)    52-53




-------------------------

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

                                 IMC GLOBAL INC.
                                 -------------------
                                     (Registrant)

                                  Robert C. Brauneker
                         -------------------------------------
                                  Robert C. Brauneker
                                Executive Vice President
                               and Chief Financial Officer
Date:  September 21, 1995

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature               Title                   Date
      -------------------------------------------------------------

Wendell F. Bueche
-----------------
Wendell F. Bueche          Chairman             September 21, 1995
                     (Chief Executive Officer)

James D. Speir
--------------
James D. Speir             President            September 21, 1995
                     (Chief Operating Officer)

Robert C. Brauneker
-------------------
Robert C. Brauneker  Executive Vice President   September 21, 1995
                     (Chief Financial Officer)
                   (Principal Accounting Officer)

Raymond F. Bentele
------------------
Raymond F. Bentele         Director             September 21, 1995

Frank W. Considine
------------------
Frank W. Considine         Director             September 21, 1995

Dr. James M. Davidson
---------------------
Dr. James M. Davidson      Director             September 21, 1995

Richard A. Lenon
----------------
Richard A. Lenon           Director             September 21, 1995

David B. Mathis
---------------
David B. Mathis            Director             September 21, 1995

Thomas H. Roberts, Jr.
----------------------
Thomas H. Roberts, Jr.     Director             September 21, 1995

Billie B. Turner
----------------
Billie B. Turner           Director             September 21, 1995