Form 10-Q
period 1995-09-30
IMC GLOBAL INC
filed 1995-11-14
CIK 820626

---------------------------------------------------------------------
  ------------------------------------------------------------------

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                         -----------------------
                               FORM 10-Q

          (Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended September 30, 1995
                                  OR
          ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ---------- to ----------

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 29,748,273 shares, excludin 2,776,420 treasury shares as of October 31, 1995.
  ------------------------------------------------------------------
----------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The accompanying interim condensed consolidated financial statements of IMC Global Inc. (the Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's 1995 Annual Report to Stockholders, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the following Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)
                                               Three months ended
                                                   September 30,
                                               1995       1994
-----------------------------------------------------------------
Net sales                                      $484.9     $420.8
Cost of goods sold                              371.1      344.1
                                               ------     ------
  Gross margins                                 113.8       76.7

Selling, general and administrative expenses     17.5       14.3
Other operating (income) and expense, net        (1.6)      (6.1)
                                               ------     ------
  Operating earnings (Note 1)                    97.9       68.5

Interest earned and other non-operating (income)
  and expense, net                               (1.4)      (2.7)
Interest charges                                 11.4       15.0
                                               ------     ------
Earnings before minority interest and items
  noted below                                    87.9       56.2
Minority interest                                38.3       21.5
                                               ------     ------
Earnings before items noted below                49.6       34.7
Provision for income taxes                       19.4       12.9
                                               ------     ------
Earnings before cumulative effect of
  accounting change and extraordinary item       30.2       21.8
Cumulative effect of accounting change (Note 2)             (5.9)
Extraordinary loss - debt retirement (Note 3)               (1.2)
                                               ------     ------
  Net earnings                                 $ 30.2     $ 14.7
                                               ======     ======
Earnings (loss) per share (Notes 4 and 5):
  Earnings before cumulative effect of
    accounting change and extraordinary item   $  .51     $  .37
  Cumulative effect of accounting change (Note 2)           (.10)
  Extraordinary loss - debt retirement (Note 3)             (.02)
                                               ------     ------
    Net earnings                               $  .51     $  .25
                                               ======     ======
 (See Notes to Condensed Consolidated Financial Statements on Page 5) CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)

                                             September 30,  June 30,
Assets                                          1995        1995
------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                  $  218.0   $  196.1
  Receivables, net                              112.1       48.6
  Inventories:
    Products (principally finished)             185.9      185.6
    Operating materials and supplies             69.6       68.8
                                             --------   --------
                                                255.5      254.4
  Prepaid expenses                                5.6        5.3
                                             --------   --------
    Total current assets                        591.2      504.4
Investment in oil and gas joint venture          14.3       16.0
Property, plant and equipment                 3,452.0    3,455.2
Accumulated depreciation and depletion       (1,596.3)  (1,587.0)
                                             --------   --------
  Net property, plant and equipment           1,855.7    1,868.2
Deferred income taxes                           238.1      241.2
Other assets                                     63.5       63.4
                                             --------   --------
Total assets                                 $2,762.8   $2,693.2
                                             --------   --------

Liabilities and Stockholders' Equity
-----------------------------------------------------------------
Current liabilities:
  Accounts payable                           $  100.2   $  106.0
  Accrued liabilities                           150.3      137.2
  Short-term borrowings (Note 6)                 32.0
  Current maturities of long-term debt            8.8        8.8
                                             --------   --------
    Total current liabilities                   291.3      252.0
Long-term debt, less current maturities         515.5      515.5
Deferred income taxes                           399.0      399.2
Other noncurrent liabilities                    280.9      283.7
Minority interest                               479.3      479.9
Stockholders' equity:
  Common stock, $1 par value, authorized
    100,000,000 shares; issued 64,896,246
    shares and 64,604,058 shares at Septem-
    ber 30 and June 30, respectively (Note 4)    64.9       64.6
  Capital in excess of par value (Note 4)       712.4      706.1
  Retained earnings                             126.9       99.6
  Treasury stock, at cost, 5,552,840 shares
    (Note 4)                                   (107.4)    (107.4)
                                             --------   --------
    Total stockholders' equity                  796.8      762.9
                                             --------   --------
Total liabilities and stockholders' equity   $2,762.8   $2,693.2
                                             ========   ========



 (See Notes to Condensed Consolidated Financial Statements on Page 5) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                Three months ended
                                                    September 30,
                                                  1995      1994
------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
  Net earnings                                 $  30.2    $  14.7
  Adjustments to reconcile net earnings to net
    cash provided by operating activities:
    Depreciation, depletion and amortization      30.7       32.8
    Minority interest                             38.3       21.5
    Deferred income taxes                          2.9        3.0
    Cash distributions in excess of equity in
      operating results of oil and gas joint
      venture                                      1.8         .4
    Postemployment employee benefits                          9.6
    Other non-cash charges and credits, net        7.0       (4.8)
    Changes in:
      Receivables, net                           (63.5)     (32.9)
      Inventories                                 (1.1)      10.0
      Prepaid expenses                             (.3)      (4.3)
      Accounts payable and accrued liabilities     7.3        (.8)
                                                ------     ------
    Net cash provided by operating activities     53.3       49.2
                                                ------     ------
Cash Flows from Investing Activities
------------------------------------
  Capital expenditures                           (18.6)     (11.6)
  Other                                                       5.8
                                                ------     ------
    Net cash used in investing activities        (18.6)      (5.8)
                                                ------     ------
    Net cash provided before financing
      activities                                  34.7       43.4

Cash Flows from Financing Activities
------------------------------------
  Joint venture cash distribution to FRP         (51.7)     (44.4)
  Proceeds from short-term borrowings             32.0
  Proceeds from issuance of long-term debt, net                .4
  Payments of long-term debt                                (50.7)
  Cash dividends paid                             (2.9)
  Other                                            9.8
                                                ------     ------
    Net cash used in financing activities        (12.8)     (94.7)
                                                ------     ------
Net increase (decrease) in cash and cash
  equivalents                                     21.9      (51.3)
Cash and cash equivalents - beginning of period  196.1      169.0
                                                ------     ------
Cash and cash equivalents - end of period       $218.0     $117.7
                                                ======     ======

Supplemental cash flow disclosures:
  Interest paid                                 $  4.3     $  5.4
  Income taxes paid                             $  8.6     $ 15.4
 (See Notes to Condensed Consolidated Financial Statements on Page 5) CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions except per share amounts)


                                                Three months ended
                                                    September 30,
                                                  1995      1994
------------------------------------------------------------------

Common stock:
  Balance at June 30                            $ 32.3     $ 32.2
  2-for-1 stock split                             32.3       32.2
  Stock options exercised                           .3
                                                ------     ------
    Balance at September 30                       64.9       64.4

Capital in excess of par value:
  Balance at June 30                             738.4      736.2
  2-for-1 stock split                            (32.3)     (32.2)
  Stock options exercised                          6.3
  Restricted stock awards                                      .3
                                                ------     ------
    Balance at September 30                      712.4      704.3


Retained earnings (deficit):
  Balance at June 30                              99.6       (6.3)
  Net earnings                                    30.2       14.7
  Cash dividends ($.05 per share)                 (2.9)
                                                ------     ------
    Balance at September 30                      126.9        8.4


Treasury stock:
  Balance at June 30 and September 30           (107.4)    (107.1)
                                                ------     ------

Total stockholders' equity                      $796.8     $670.0
                                                ======     ======














 (See Notes to Condensed Consolidated Financial Statements on Page 5) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1.  Environmental Matters
   In 1994, operating earnings included provisions totaling $7.6 million ($4.3 million net of minority interest) for remediation costs associated with a sinkhole beneath a phosphogypsum storage stack at IMC-Agrico's New Wales concentrated phosphate production facility in Florida and repair and cleanup costs related to an earthen dam breach at IMC-Agrico's Payne Creek phosphate mining facility in Florida. These charges were partially offset by a gain of $5.0 million from the sale of land in Florida.

2. Accounting for Postemployment Benefits
   In fiscal 1994, the Company adopted Statement of Financial
Accounting Standards (SFAS) No. 112, "Employers' Accounting for
Postemployment Benefits." Accordingly, results for the three months ended September 30, 1994 reflected a charge of $5.9 million, net of taxes, for the cumulative effect of the adoption of SFAS No. 112 as of July 1, 1994.

3. Extraordinary Loss - Debt Retirement
   In connection with the purchase of $50.7 million of the Company's Senior Notes during the three months ended September 30, 1994, the Company recorded an extraordinary loss of $1.2 million, net of taxes, for redemption premium incurred and write-off of previously deferred finance charges associated with such Notes.

4. Stock Split
   On October 19, 1995, the Company's stockholders approved an amendment to the Restated Certificate of Incorporation to increase the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares. The Condensed Consolidated Financial Statements have been restated to reflect the increase in authorized shares.

   The Company's Board of Directors declared a 2-for-1 stock split to be effected in the form of a 100 percent stock dividend to stockholders of record of the Company's common stock as of the close of business on November 15, 1995. The stock will be distributed on November 30, 1995. The common stock par value remains unchanged. Accordingly, all issued share and per share data appearing in the Condensed Consolidated Financial Statements have been restated to give retroactive effect to the stock split, including the transfer of par value for the additional shares issued from capital in excess of par value to common stock.

5. Earnings Per Share
   Earnings per share were based on the weighted average number of shares and equivalent shares outstanding adjusted to reflect the stock split described above on a retroactive basis. Shares used in the calculations were 59,732,936 and 59,077,940 shares for the three months ended September 30, 1995 and 1994, respectively.

6. Short-Term Borrowings
   IMC-Agrico has an agreement with a group of banks to provide IMC-Agrico with a $75.0 million credit facility (the IMC-Agrico Working Capital Facility). The IMC-Agrico Working Capital Facility, which has a letter of credit subfacility for up to $25.0 million, initially expires on February 9, 1997. At September 30, 1995, IMC-Agrico had drawn down $32.0 million for temporary working capital purposes (which was repaid in early October 1995) and $13.8 million under the letter of credit subfacility.

7. Subsequent Events
   On October 16, 1995, the Company acquired the animal feed ingredients business of Mallinckrodt Group Inc. and subsequently contributed the business to IMC-Agrico. The Company's portion of the purchase price was $63.8 million, subject to final adjustments, and was paid out of operating cash. The acquisition will be accounted for using the purchase method.

   On November 13, 1995, the Company and The Vigoro Corporation (Vigoro) announced they have signed a definitive agreement for a merger. The agreement provides that, upon consummation of the merger, each share of Vigoro common stock will be converted into the right to receive 0.80 of a share of IMC Global Inc.'s common stock, subject to certain market price adjustments, and Vigoro will become a subsidiary of the Company. The transaction, which is intended to qualify as a tax-free exchange and to be accounted for as a pooling-of-interests, has been approved by the boards of directors of both companies, is subject to approval by the stockholders of both companies and necessary regulatory approvals. The merger is expected to be completed in early calendar 1996. Vigoro had calendar year 1994 revenues of over $800 million.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Results of Operations

   Operating results for the three months ended September 30, 1995 improved significantly over the same period in 1994. In 1995, net earnings for the quarter totaled $30.2 million, or $.51 per share, compared to net earnings of $14.7 million, or $.25 per share, in 1994. Included in 1994 operating results were an extraordinary charge of $1.2 million, or $.02 per share, related to the early extinguishment of debt, and a one-time charge of $5.9 million, or $.10 per share, for the cumulative effect on prior years of a change in accounting for postemployment benefits resulting from the adoption of SFAS No. 112 on July 1, 1994.

   Net sales for the three months ended September 30, 1995 were $484.9 million, a first quarter record and a 15 percent increase compared to the same period in 1994 when sales were $420.8 million. Continued strength in global markets and significant improvement in concentrated phosphate prices from 1994 levels contributed to this increase.

   Gross margins increased $37.1 million from the first quarter of 1994 primarily due to higher margins for concentrated phosphates and phosphate rock of $28 million and $6 million, respectively, partially offset by lower potash margins of $3 million.

   Concentrated phosphate margins increased primarily as a result of higher prices ($49 million) as average diammonium phosphate (DAP) prices increased 15 percent over 1994 first quarter levels. Other concentrated phosphate products showed similar improvements. In addition, sales volume increased ($4 million) as domestic and export shipping demand increased 10 percent over 1994's first quarter. Partially offsetting these increases were higher production costs ($25 million) primarily due to higher raw material costs. Concentrated phosphate export demand remains strong and North American phosphate purchases are expected to strengthen as the planting season unfolds.

   Phosphate rock margins increased due primarily to increased prices ($3 million) as average phosphate rock prices increased 9 percent over 1994 levels. Lower production costs ($2 million) and higher sales volume ($1 million) also contributed to the higher phosphate rock margins. The prior year's first quarter included additional costs to start up the Payne Creek mine and charges for repair and cleanup costs related to an earthen dam breach as described in Note 1 of Notes to Condensed Consolidated Financial Statements.

   Potash sales margins decreased primarily as a result of lower sales volume ($5 million) as domestic and export shipping demand was down 26 percent over 1994. Domestically, sales volume is expected to recover as 1996 corn plantings are expected to increase 12 percent. In addition, the Company's largest export customer, China, recently made a major potash purchase that will require steady shipments until the spring of 1996. Partially offsetting the lower sales volume was an 8 percent increase in potash prices ($2 million).

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the three months ended
September 30, 1995 and 1994.

                                    (Tons in millions of short tons)
                                           1995          1994
Concentrated phosphates
 Total dry product sales tons
  (primarily DAP)                         2.005        1.816
 Average DAP price per ton*            $173.84      $151.62

* Average DAP prices represent sales made FOB Florida, Louisiana and regional warehouses.

Phosphate rock
 Sales tons                               2.396        2.356
 Average price per ton                  $21.42       $19.67

Potash
 Sales tons                                .673         .911
 Average price per ton                  $67.40       $62.52

   Selling, general and administrative expenses increased $3.2 million over 1994 primarily due to increased legal and advertising expenses and higher accruals associated with long-term compensation plans.

   Other operating income and expense for 1994 included $5.0 million from the sale of land in Florida.

   Interest charges for the three months ended September 30, 1995 were $3.6 million lower than 1994's first quarter as the Company successfully reduced a portion of its high-cost long-term indebtedness during the prior fiscal year.


Financial Condition

   Since June 30, 1995, cash and cash equivalents have increased $21.9 million. Primary sources of cash included $53.3 million generated by operating activities and $32.0 million from short-term borrowings. Partially offsetting these cash inflows were $51.7 million of cash sharing distributions to Freeport-McMoRan Resource Partners, Limited Partnership (FRP) and $18.6 million of capital expenditures.

   The Company's working capital ratio of 2.0 at September 30, 1995 remains unchanged from June 30, 1995. Debt to capitalization improved to 41.1 percent at September 30, 1995 compared to 48.8 percent at September 30, 1994, although slightly higher when compared to 40.7 percent at June 30, 1995.

   In July 1995, the Company amended its unsecured revolving credit facility (the Working Capital Facility) which extended the termination date and credit limit of the previous working capital facility. Under the revised terms of the Working Capital Facility, the Company may borrow up to $150 million for general corporate purposes until July 31, 2000. At September 30, 1995, $29.8 million was drawn down under the Working Capital Facility in the form of letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees. There were no other borrowings under the Working Capital Facility at September 30, 1995.

   IMC-Agrico also has an agreement with a group of banks to provide it with a $75 million unsecured revolving credit facility (the IMC-Agrico Working Capital Facility) initially until February 1997. At September 30, 1995, $32.0 million was drawn down for temporary working capital purposes (repaid in October 1995) and $13.8 million was drawn down in the form of letters of credit.

   The Working Capital Facility and certain note obligations contain provisions which restrict the Company's ability to dispose of assets, limit the payment of dividends or other distributions to stockholders, and limit the incurrence of additional indebtedness. The Working Capital Facility also contains financial ratios and tests which must be met with respect to interest, tangible net worth and debt to total capitalization. In addition, the IMC-Agrico Working Capital Facility contains financial ratios and tests with respect to fixed charge coverage, current ratio and minimum net partners' capital requirements. The IMC-Agrico Working Capital Facility also places limitations on indebtedness of IMC-Agrico and restricts the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined). The Company and IMC-Agrico are currently in compliance with all of the covenants in the indentures and other agreements governing their indebtedness.

   Under a current agreement with a financial institution, IMC-Agrico may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables in an amount not to exceed $65 million. At September 30, 1995, IMC-Agrico had sold $57.0 million of such receivable interests.

   Capital expenditures for the year ending June 30, 1996 are estimated to total $81 million (including $59 million by IMC-Agrico). The
Company believes that its current liquidity position and cash flow from operations should be sufficient to meet its working capital needs and expansion of its operations.

   IMC-Agrico makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership Agreement. Distributable Cash, all of which was paid in November 1995, totaled $91.9 million, of which $49.2 million was distributed to FRP.

   For the three months ended September 30, 1995, the Company paid $2.9 million of cash dividends. On October 19, 1995, the Company's Board of Directors declared a 2-for-1 stock split as discussed in Note 4 of Notes to Condensed Consolidated Financial Statements and also declared a post-split cash dividend of $.08 per share for the quarter ending December 31, 1995. This dividend is equal to a $.16 per share dividend on a pre-split basis and represents a 60 percent increase, or $.06 per share, over the Company's previous cash dividend.

   There were no other material changes to the Company's financial condition, capital resources, or liquidity from that described in the Company's Annual Report on Form 10-K for the year ended June 30, 1995.



Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

    In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation. Except for the matters discussed in the Company's 1995 Annual Report on Form 10-K, none of the litigation pending or known to be threatened at this time is regarded by the Company as potentially material.


Sterlington Litigation

    Angus Chemical Company (Angus) and the Company are involved in various litigation (discussed in the 1995 Annual Report on Form 10-K) arising out of a May 1991 explosion at a nitroparaffins plant located in Sterlington, Louisiana. The jury trial has now been postponed until April 1996 with respect to Angus' and the Company's claims for contribution and indemnity for the settled demands.


Potash Antitrust Litigation

    In the previously disclosed potash antitrust action filed in federal courts consolidated in Minnesota and similar claims filed in state courts in California and Illinois, discovery has been completed in the federal cases, but not yet begun in the California cases. The Illinois case was dismissed for failure to state a claim. While the Company believes that the allegations in the complaints are without merit, it is unable to make a reliable determination as to the potential liability exposure, if any.

    The Company has also received a U.S. grand jury subpoena seeking information related to the sale of potash in the United States from 1986 to the present. The Company is cooperating with the government in this investigation. As in the civil antitrust matters described above, while the Company does not believe that violations of the antitrust laws have occurred, the Company is unable to predict the outcome of the government investigation or make a reliable determination as to the potential exposure if any.



Item 4.                                             Submission of
Matters to a Vote of Security Holders.

    (a)  The Annual Meeting of Stockholders was held October 19, 1995.

    (b)  The following directors were elected at the Annual Meeting of
       Stockholders:

       Term expiring in 1996                 Frank W. Considine
         "   "   "  "                        Richard A. Lenon

       Term expiring in 1998                 Wendell F. Bueche
         "   "   "  "                        Dr. James M. Davidson
         "   "   "  "                        David B. Mathis

       The following directors continue in office:

       Raymond E. Bentele
       Thomas H. Roberts, Jr.
       James D. Speir
       Billie B. Turner

    (c)  The following matters were voted upon at the Annual Meeting of
       Stockholders:

       1.  Approval of amendment to the 1988 Stock Option and Award
         Plan

        The adoption of the amendment to the Company's 1988 Stock
         Option and Award Plan to increase by 1,000,000 the number of shares available to be awarded and also amend certain provisions under the Plan was ratified by the affirmative vote of an aggregate of 25,120,453 shares of common stock. A total of 889,522 shares of common stock voted against adoption. Holders of 485,207 shares of common stock abstained from voting.

       2.  Approval of Amendment to the Restated Certificate of
         Incorporation

        The adoption of the amendment to the Restated Certificate of Incorporation to increase the authorized number of shares of common stock was ratified by the affirmative vote of an aggregate of 23,539,268 shares of common stock. A total of 2,482,110 shares of common stock voted against adoption. Holders of 473,804 shares of common stock abstained from voting.

       3.  Approval of Appointment of Independent Auditors.

        The appointment of Ernst & Young LLP, independent accountants, as auditors of the registrant for the fiscal year ending June 30, 1996, was ratified by the affirmative vote of an aggregate of 26,468,561 shares of common stock. A total of 4,976 shares of common stock voted against the appointment. Holders of 21,645 shares of common stock abstained from voting.



Item 5.  Other Information.


Stock Split

    On October 19,1995, the Board of Directors of the Company declared a 2-for-1 stock split to be effected in the form of a stock dividend to be distributed on November 30, 1995 to stockholders of record of the Company's common stock as of the close of business on November 15, 1995.

    Pursuant to the terms of the Rights Agreement, dated as of June 21,1989, as amended (the Rights Agreement), between IMC Global Inc. and The First National Bank of Chicago, as rights agent, on November 30, 1995, the stock split will have the following effects on the preferred share purchase rights (the Rights) issued pursuant to the Rights
Agreement: each Right will entitle the holder to purchase one two-hundredth of a share of the Company's Junior Participating Preferred Stock, Series C (the Preferred Stock) and the redemption price per Right will be $.005. Prior to adjustment for the stock split, each Right entitles a holder to purchase one one-hundredth of a share of Preferred Stock and the redemption price per Right is $.01.

    The exercise price of the Rights will remain $150 per each one one-hundredth of a share of Preferred Stock (equating to $75 per each one two-hundredth of a share of Preferred Stock).


Animal Feed Ingredients Acquisition

    On October 16, 1995, the Company acquired the animal feed ingredients business of Mallinckrodt Group Inc. and subsequently contributed the business to IMC-Agrico as described in Note 7 of Notes to Condensed Consolidated Financial Statements. The Company's portion of the purchase price was $63.8 million, subject to final adjustments, and was paid out of operating cash.


The Vigoro Corporation Merger

    On November 13, 1995, the Company entered into an Agreement and Plan of Merger dated as of November 13, 1995 (the Merger Agreement) with Bull Merger Company, a Delaware corporation and wholly-owned subsidiary of the Company (Sub), and Vigoro, a Delaware corporation. The Merger Agreement provides for the merger (the Merger) of Sub with and into Vigoro, with Vigoro surviving as a subsidiary of the Company.

    Pursuant to the Merger Agreement, each share of common stock, par value $.01 per share (Vigoro Common Shares), issued and outstanding immediately prior to the Effective Time (as defined in the Merger Agreement) will be converted into 0.80 (the Conversion Number) of a share of common stock, par value $1.00 per share (IMC Common Stock) of the Company; provided, however, that if the average of the per share daily closing prices on the New York Stock Exchange (the NYSE) of IMC Common Stock (as reported in the NYSE Composite Transactions in the Wall Street Journal, Midwest Edition) during the 20 consecutive trading days ending on the fifth trading day prior to the date that the Vigoro stockholder meeting to vote upon the Merger is held (the Average Price) is less than $61.875, then the Conversion Number shall be equal to the lesser of: (a) 0.85; and (b) the number obtained by dividing $49.50 by the Average Price; and provided, further, that if the Average Price is greater than $80.00, then the Conversion Number shall be equal to the greater of: (x) 0.75; and (y) the number obtained by dividing $64.00 by the Average Price. Share prices and numbers set forth above are subject to adjustment upon the Company's 2-for-1 stock split to be effected in the form of a 100% stock dividend to stockholders of record of IMC Common Stock at the close of business on November 15, 1995.
Cash will be paid in lieu of fractional shares of IMC Common Stock otherwise issuable in connection with the Merger.

    Prior to its execution, the Merger Agreement was approved by the respective Boards of Directors of the Company, Sub and Vigoro. The consummation of the Merger is subject, among other things, to (i) approval of the Merger by the stockholders of Vigoro, (ii) approval by the stockholders of the Company of the issuance of IMC Common Stock in the Merger and amendments to the Company's Restated Certificate of Incorporation to increase the number of authorized shares of IMC Common Stock and to increase the number of directors that may serve from time to time on the Company's Board of Directors and (iii) certain regulatory approvals.

    In connection with the Merger Agreement, the Company and Vigoro have entered into a Stock Option Agreement dated as of November 13, 1995 (the Stock Option Agreement) pursuant to which Vigoro has granted the Company an option to purchase up to 3,959,330 Vigoro Common Shares at a purchase price of $57.21 per share in certain circumstances. In addition, Great American Management and Investment, Inc. (GAMI), a principal stockholder of Vigoro, has entered into a Voting Agreement dated as of November 13, 1995 (the Voting Agreement) with the Company pursuant to which GAMI has agreed, among other things, to vote its Vigoro Common Shares in favor of the Merger.

    Copies of the Merger Agreement, the Stock Option Agreement, the Voting Agreement and the Press Release issued on November 13, 1995 with respect to the Merger Agreement have been filed as Exhibits 99.2, 99.3,
99.4 and 99.5, respectively, and each is incorporated herein by reference.


FTC Inquiry

    The Company was notified on October 2, 1995 by the Federal Trade Commission (FTC) that it is conducting an investigation to determine whether manufacturers of concentrated phosphates may have violated
Section 5 of the Federal Trade Commission Act and requested the Company to provide certain information and documents regarding its phosphate operations. The Company intends to respond to the FTC's request for information and is in the process of gathering responsive information and documents. The FTC has stated that neither its request for information and documents nor the fact that it has commenced an investigation should be construed as indicating that a violation has occurred or is occurring.



Item 6.  Exhibits and Reports on Form 8-K.

    (a) Exhibits.

        Exhibit
          No.                Description
        11.3 Fully diluted earnings per share computation for the three months ended September 30, 1995

        27.2    Financial Data Schedule - Interim Period

        99.2 Agreement and Plan of Merger dated as of November 13, 1995 among IMC Global Inc., Bull Merger Company and The Vigoro Corporation

        99.3 Stock Option Agreement dated as of November 13, 1995 between IMC Global Inc. and The Vigoro Corporation

        99.4 Voting Agreement dated as of November 13, 1995 between IMC Global Inc. and Great American Management and
                Investment, Inc.

        99.5 Press Release issued by IMC Global Inc. and The Vigoro Corporation on November 13, 1995.

    (b) Reports on Form 8-K.

        Up to the date of this report, the following report on Form
        8-K was filed:

        A report under Item 5 dated August 17, 1995. No financial statements were filed as part of the report.

                    * * * * * * * * * * * * * * * *

                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMC GLOBAL INC.

                                   Robert C. Brauneker
                                   Robert C. Brauneker
                                   Executive Vice President
                                   and Chief Financial Officer

Date:  November 14, 1995