Form 10-Q
period 1995-12-31
IMC GLOBAL INC
filed 1996-02-14
CIK 820626

---------------------------------------------------------------------
  ------------------------------------------------------------------





                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                         -----------------------
                               FORM 10-Q

          (Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended December 31, 1995
                                  OR
          ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ---------- to ----------

                     Commission file number 1-9759

                            IMC GLOBAL INC.
                 (Formerly IMC Fertilizer Group, Inc.)
        (Exact name of registrant as specified in its charter)

               Delaware                           36-3492467
     (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)           Identification No.)


     2100 Sanders Road
     Northbrook, Illinois                           60062
     (Address of principal executive offices)     (Zip Code)


 Registrant's telephone number, including area code:  (847) 272-9200




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
  Yes   X   .  No       .
      ------      ------


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 59,548,618 shares, excluding 5,552,840 treasury shares as of January 31, 1996.

  ------------------------------------------------------------------
----------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The accompanying interim condensed consolidated financial statements of IMC Global Inc. (the Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's 1995 Annual Report to Stockholders, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the following Notes to Condensed Consolidated Financial Statements. Certain 1994 amounts have been reclassified to conform to the 1995 presentation. Interim results are not necessarily indicative of the results expected for the fiscal year.


CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)

                               Three Months Ended   Six Months Ended
                                    December 31,      December 31,
                                1995         1994   1995         1994
----------------------------------------------------------------------

Net sales                       $  549.6  $  451.8  $1,034.5  $  872.6
Cost of goods sold                 400.5     337.9     771.6     682.0
                                --------  --------  --------  --------
  Gross margins                    149.1     113.9     262.9     190.6

Selling, general and admin-
 istrative expenses(Note 1)         21.6      21.6      39.1      35.9
Other operating (income) and
 expense, net                       (4.0)       .2      (5.6)     (5.9)
                                --------  --------  --------  --------
  Operating earnings (Note 2)      131.5      92.1     229.4     160.6

Interest earned and other
 non-operating (income) and
 expense, net                        (.6)      (.7)     (2.0)     (3.4)
Interest charges                    11.1      13.3      22.5      28.3
                                --------  --------  --------  --------
Earnings before minority
 interest and items noted
 below                             121.0      79.5     208.9     135.7
Minority interest                   50.3      34.0      88.6      55.5
                                --------  --------  --------  --------
Earnings before items noted
 below                              70.7      45.5     120.3      80.2
Provision for income taxes          27.1      17.6      46.5      30.5
                                --------  --------  --------  --------
  Earnings before cumulative
 effect of accounting change
 and extraordinary item             43.6      27.9      73.8      49.7
Cumulative effect of accounting
 change (Note 3)                                                  (5.9)
Extraordinary loss-debt
 retirement (Note 4)                          (1.8)               (3.0)
                                --------  --------  --------  --------
  Net earnings                  $   43.6  $   26.1  $   73.8  $   40.8
                                ========  ========  ========  ========

Earnings per share (Note 5):
  Primary -
   Earnings before cumula-
    tive effect of accounting
    change and extraordinary
    item                        $    .73 $    .47  $   1.23  $    .84
   Cumulative effect of
    accounting change (Note 3)                                   (.10)
   Extraordinary loss-debt
    retirement (Note 4)                      (.03)               (.05)
                                --------  --------  --------  --------
   Net earnings per share       $    .73 $    .44  $   1.23  $    .69
                                ========  ========  ========  ========

  Fully diluted (Note 6) -
   Earnings before cumula-
   tive effect of accounting
    change and extraordinary
    item                        $    .70 $    .46  $   1.20  $    .83
   Cumulative effect of
    accounting change (Note 3)                                   (.09)
   Extraordinary loss-debt
    retirement (Note 4)                      (.03)               (.05)
                                --------  --------  --------  --------
   Net earnings per share       $    .70 $    .43  $   1.20  $    .69
                                ========  ========  ========  ========

Primary weighted average
 number of shares and equiva-
 lent shares outstanding            60.1      59.1      59.9      59.1
                                ========  ========  ========  ========

Fully diluted weighted
 average number of shares
 and equivalent shares
 outstanding                        63.8      62.8      63.7      62.8
                                ========  ========  ========  ========


 (See Notes to Condensed Consolidated Financial Statements on Page 6) CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)


                                            December 31, June 30,
Assets                                          1995      1995
-------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                  $  128.4    $  196.1
  Receivables, net                              148.3        48.6
  Inventories:
    Products (principally finished)             228.2       185.6
    Operating materials and supplies             72.7        68.8
                                             --------    --------
                                                300.9       254.4
  Deferred income taxes                          70.0        70.8
  Prepaid expenses                                7.5         5.3
                                             --------    --------
    Total current assets                        655.1       575.2
Property, plant and equipment                 3,552.1     3,455.2
Accumulated depreciation and depletion       (1,626.2)   (1,587.0)
                                             --------    --------
  Net property, plant and equipment           1,925.9     1,868.2
Other assets                                    103.1        79.4
                                             --------    --------
Total assets                                 $2,684.1    $2,522.8
                                             ========    ========


Liabilities and Stockholders' Equity
-------------------------------------------------------------------
Current liabilities:
  Accounts payable                           $  111.6    $  106.0
  Accrued liabilities                           142.1       137.2
  Current maturities of long-term debt            8.8         8.8
                                             --------    --------
    Total current liabilities                   262.5       252.0
Long-term debt, less current maturities         515.8       515.5
Deferred income taxes                           252.0       228.8
Other noncurrent liabilities                    284.6       283.7
Minority interest                               529.1       479.9
Stockholders' equity:
  Common stock, $1 par value, authorized
  100,000,000 shares; issued 65,079,555
  shares and 64,604,058 shares at December
  31 and June 30, respectively (Note 5)          65.1        64.6
  Capital in excess of par value (Note 5)       716.7       706.1
  Retained earnings                             165.7        99.6
  Treasury stock, at cost, 5,552,840
  shares (Note 5)                              (107.4)     (107.4)
                                             --------    --------
    Total stockholders' equity                  840.1       762.9
                                             --------    --------
Total liabilities and stockholders'
 equity                                      $2,684.1    $2,522.8
                                             ========    ========



 (See Notes to Condensed Consolidated Financial Statements on Page 6) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

                                                 Six months ended
                                                   December 31,
                                                1995         1994
------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
  Net earnings                                 $  73.8    $  40.8
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
    Minority interest                             88.4       55.5
    Depreciation, depletion and amortization      62.9       66.7
    Postemployment employee benefits                          9.6
    Other non-cash charges and credits, net       16.8       (5.9)
    Changes in:
      Receivables                                (81.6)     (20.8)
      Inventories                                (21.0)      (2.0)
      Prepaid expenses                            (2.1)      (2.2)
      Accounts payable and accrued liabilities    (2.6)      (1.0)
                                                -------   -------
    Net cash provided by operating activities    134.6      140.7
                                                -------   -------

Cash Flows from Investing Activities
------------------------------------
  Acquisition of Feed Ingredients                (67.5)
  Capital expenditures                           (36.0)     (27.2)
  Other                                            (.6)       4.8
                                                -------   -------
    Net cash used in investing activities       (104.1)     (22.4)
                                                -------   -------
    Net cash provided before financing
     activities                                   30.5      118.3
                                                -------   -------

Cash Flows from Financing Activities
------------------------------------
  Joint venture cash distributions to FRP       (100.8)    (106.7)
  Cash dividends paid                             (7.7)
  Proceeds from issuance of long-term debt, net     .3       10.9
  Payments of long-term debt                               (114.9)
  Other                                           10.0
                                                -------   -------
    Net cash used in financing activities        (98.2)    (210.7)
                                                -------   -------

Net decrease in cash and cash equivalents        (67.7)     (92.4)
Cash and cash equivalents-beginning of period    196.1      169.0
                                                -------   -------
Cash and cash equivalents-end of period        $ 128.4    $  76.6
                                                =======   =======

Supplemental cash flow disclosures:
  Interest paid                                $  21.9    $  29.2
  Income taxes paid                            $  49.9    $  32.4

 (See Notes to Condensed Consolidated Financial Statements on Page 6) CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions except per share amounts)


                                                  Six months ended
                                                   December 31,
                                                 1995       1994
-------------------------------------------------------------------
Common stock:
  Balance at June 30                            $ 32.3     $ 32.2
  2-for-1 stock split                             32.5       32.2
  Stock options exercised                           .3
                                                ------     ------
    Balance at December 31                        65.1       64.4


Capital in excess of par value:
  Balance at June 30                             738.4      736.2
  2-for-1 stock split                            (32.5)     (32.2)
  Stock options exercised                         10.7
  Restricted stock awards                           .1         .4
                                                ------     ------
    Balance at December 31                       716.7      704.4


Retained earnings (deficit):
  Balance at June 30                              99.6       (6.3)
  Net earnings                                    73.8       40.8
  Dividends ($.13 a share and $.05 a share
   in 1995 and 1994, respectively)                (7.7)      (2.9)
                                                ------     ------
    Balance at December 31                       165.7       31.6


Treasury stock:
  Balance at June 30 and December 31            (107.4)    (107.1)
                                                ------     ------

Total stockholders' equity                      $840.1     $693.3
                                                ======     ======













 (See Notes to Condensed Consolidated Financial Statements on Page 6) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Restructuring Charges
   ---------------------
   Selling, general and administrative expenses included restructuring charges totaling $5.0 million ($4.1 million net of minority interest) for the three and six months ended December 31, 1994 resulting from shifting the marketing and administrative functions of Phosphate Chemicals Export Association, Inc. (PhosChem) to its member companies. The Company and The Vigoro Corporation (Vigoro) expect to incur employee-related and other restructuring charges as a result of the merger described in Note 8. As of February 14, 1996, the amount of such charges were not determinable.

2. Environmental Matters
   ---------------------
   Operating earnings included provisions totaling $1.4 million and $9.0 million ($.8 million and $5.1 million net of minority interest) for the three and six months ended December 31, 1994 to provide for remediation costs associated with a sinkhole beneath a phosphogypsum storage stack at IMC-Agrico Company's (IMC-Agrico) New Wales concentrated phosphate production facility in Florida and repair and cleanup costs related to earthen dam breaches at IMC-Agrico's Payne Creek and Hopewell phosphate mining facilities in Florida. These charges were partially offset by a gain of $5.0 million from the sale of land in Florida in September 1994.

3. Accounting for Postemployment Benefits
   --------------------------------------
   Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for Postemployment Benefits." Accordingly, results for the six months ended December 31, 1994 reflected a charge of $5.9 million, net of taxes, for the cumulative effect of the adoption.

4. Extraordinary Loss-Debt Retirement
   ----------------------------------
   In connection with the purchase of portions of the Company's Senior Notes during the three and six months ended December 31, 1994, the Company recorded extraordinary charges, net of taxes, of $1.8 and $3.0 million, respectively, for redemption premium incurred and write-off of previously deferred finance charges associated with such Notes.

5. Stock Split
   -----------
   On October 19, 1995, the Company's stockholders approved an amendment to the Restated Certificate of Incorporation increasing the number of authorized shares of common stock from 50,000,000 shares to 100,000,000 shares.

   Also on that date, the Company's Board of Directors declared a 2-for-1 stock split effected in the form of a 100 percent stock dividend which was distributed on November 30, 1995. After the stock split, the common stock par value remains unchanged. Accordingly, all issued share and per share data appearing in these Condensed Consolidated Financial Statements have been restated to give retroactive effect to the stock split, including the transfer of par value for additional shares issued from capital in excess of par value to common stock.

6. Earnings Per Share
   ------------------
   Fully diluted earnings per share assumed the conversion of the Company's 6.25 percent convertible subordinated notes at $31.75 per share and the issuance of common stock to satisfy the conversion requirements.

7. Feed Ingredients Acquisition
   ----------------------------
   On October 16, 1995, the Company acquired the animal feed ingredients business (Feed Ingredients) of Mallinckrodt Group Inc. and subsequently contributed the business to IMC-Agrico. The Company's portion of the purchase price was $67.5 million and was paid out of operating cash. The acquisition was accounted for under the purchase method of accounting. Operating results of Feed Ingredients (net of minority interest) have been included in the Company's Condensed Consolidated Statement of Earnings since the date of acquisition.

8. The Vigoro Corporation Merger
   -----------------------------
   On November 13, 1995, the Company and Vigoro announced the signing of a definitive merger agreement. The merger agreement provides that, upon consummation of the merger, each share of Vigoro common stock will be converted into the right to receive 1.60 shares of the Company's common stock, subject to adjustment, based on the average of the per share daily closing prices on the New York Stock Exchange of the Company's common stock during the 20 consecutive trading days ending on the fifth trading day prior to the date that the Vigoro stockholder meeting to vote upon the merger is held. Upon consummation of the merger, Vigoro will become a subsidiary of the Company.

   The transaction, which is intended to qualify as a tax-free exchange and to be accounted for as a pooling-of-interests, has been approved by the boards of directors of both companies and is subject to approval by the stockholders of both companies and necessary regulatory approvals. The waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 expired on December 17, 1995. On January 15, 1996, the Director of Investigation and Research of the Canadian Bureau of Competition Policy requested that the Company and Vigoro provide additional information to assist in the evaluation of the merger, and on January 29, 1996, the Canadian Minister of Industry extended the review period under the Investment Canada Act by up to 30 days or such further period as may be agreed to by the Company. The Company's special meeting of stockholders is scheduled for March 1, 1996, and the Vigoro special meeting of stockholders is scheduled for February 29, 1996. Proxy statements relating to the merger were mailed to stockholders of the Company and Vigoro on January 30, 1996. The Company and Vigoro expect to incur employee-related and other restructuring charges as a result of the merger. As of February 14, 1996, the amount of such charges were not determinable.

9. Amendment to Partnership Agreement
   ----------------------------------
   Pursuant to certain amendments to the IMC-Agrico Partnership Agreement which will become effective only if the merger described in
Note 8 is consummated, there will be a shift of 0.85 percent of Distributable Cash (as defined) interest of IMC-Agrico from the Company to Freeport-McMoRan Resource Partners, Limited Partnership (FRP) following the merger. If the shift of Distributable Cash from the Company to FRP contemplated by the amendments to the IMC-Agrico partnership agreement had been effective as of July 1, 1994, cash distributions to FRP for the fiscal year ended June 30, 1995 (which aggregated $254.9 million) would have been increased by $4.0 million. See "Item 5. Other Information."


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Three months ended December 31, 1995 vs. three months ended December
31, 1994
---------------------------------------------------------------------
   Net earnings for the three months ended December 31, 1995 totaled $43.6 million, or $.73 per share, up from the same period in 1994 when the Company reported net earnings of $26.1 million, or $.44 per share. Included in the 1994 operating results was an extraordinary charge of $1.8 million, or $.03 per share, related to the early extinguishment of debt.

   Net sales for the three months ended December 31, 1995 were $549.6 million, a 22 percent increase over second quarter 1994 when sales were $451.8 million. Second quarter results reflected significant improvement in concentrated phosphate prices and the addition of Feed Ingredients as described in Note 7 of Notes to Condensed Consolidated Financial Statements.

   Gross margins increased $35.2 million from the second quarter of 1994 primarily due to higher margins for concentrated phosphates of $29 million and the addition of Feed Ingredients margins of $9 million, partially offset by lower potash margins of $3 million.

   Concentrated phosphate margins increased primarily as a result of higher prices ($58 million) as average diammonium phosphate (DAP) prices increased 21 percent over 1994 second quarter levels. Other related concentrated phosphate products showed similar price improvements. Sales volume increased ($7 million) as domestic and export shipping demand increased 12 percent over 1994's second quarter. Partially offsetting these increases were higher production costs ($36 million) primarily due to higher raw material costs.

   Potash sales margins decreased primarily as a result of lower prices ($2 million) as average potash prices declined 5 percent from 1994 second quarter levels. In addition, higher production costs ($2 million) also contributed to lower margins. Partially offsetting the lower prices and higher production costs was an increase in sales volume ($1 million) over second quarter 1994.

   With world grain stocks predicted to be at a 20-year record low level of 13 percent of annual usage, or 229 million metric tons, crop nutrient demand from both domestic and international customers is expected to further strengthen. Domestically, industry sales volume for all crop nutrients is expected to continue to rise in the spring as United States farmers attempt to restore the world's depleted grain stocks. Planted acreage is projected to increase about 4 percent with corn acreage up 14 percent over the year-earlier level. Consequently, domestic consumption of concentrated phosphates and potash is projected to increase at least 5 percent. Internationally, the Company's largest export customer, China, made a major potash purchase that is expected to require shipments until the spring of 1996. In addition, in November 1995 China signed a sales agreement with IMC-Agrico (through PhosChem) which is expected to require shipments of DAP during calendar 1996.

   Phosphate rock margins in the three months ended December 31, 1995 remained relatively constant with second quarter levels in the 1994 period. Higher prices ($5 million), an 18 percent improvement over 1994's second quarter, were completely offset by higher production costs ($5 million). Higher production costs were mainly attributable to increased maintenance and reclamation activities.

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the three months ended December 31, 1995 and 1994.

                                    (Tons in millions of short tons)
                                           1995          1994
                                        ----------   -----------
Concentrated phosphates
 Total dry product sales tons
  (primarily DAP)                           2.0           1.8
 Average DAP price per ton*              $189.29       $156.50

* Average DAP prices represent sales made FOB Florida, Louisiana and regional warehouses.

Phosphate rock
  Sales tons                                2.0           2.9
  Average price per ton                  $ 23.92       $ 20.35

Potash
  Sales tons                                 .9            .8
  Average price per ton                  $ 66.91       $ 70.67

   Selling, general and administrative expenses remained unchanged compared to second quarter 1994. Increased advertising, legal and consulting expenses and higher charges associated with long-term compensation plans during the three months ended December 31, 1995 nearly equaled charges which were incurred in shifting the marketing and administrative functions of PhosChem to its member companies during the same period in 1994.

   Other operating income and expense for the three months ended
December 31, 1995 included $2.8 million of income primarily resulting from the sale of property and investments.

   Interest charges for the three months ended December 31, 1995 were $2.2 million lower than 1994's second quarter as the Company reduced a portion of its high-cost long-term indebtedness during the prior fiscal year.

Six months ended December 31, 1995 vs. six months ended December 31,
1994
-----------------------------------------------------------------------
   Net earnings for the six months ended December 31, 1995 totaled $73.8 million, or $1.23 per share, up from the same period in 1994 when the Company reported net earnings of $40.8 million, or $.69 per share.

   Operating results for 1994 included a one-time charge of $5.9 million, or $.10 per share, for the cumulative effect on prior years of a change in accounting for postemployment benefits resulting from the adoption of SFAS No. 112 on July 1, 1994 and an extraordinary charge of $3.0 million, or $.05 per share, related to the early extinguishment of debt. See Notes to Condensed Consolidated Financial Statements for further discussion of these non-recurring items.

   Net sales for the six months ended December 31, 1995 were $1,034.5 million, a 19 percent increase over 1994 when sales were $872.6 million. Significant improvement in concentrated phosphate prices and the addition of Feed Ingredients as described in Note 7 of Notes to Condensed Consolidated Financial Statements contributed to this increase.

   Gross margins increased $72.3 million when compared to the first half of 1994 primarily due to higher margins for concentrated phosphates and phosphate rock of $56 million and $5 million, respectively, and the addition of Feed Ingredients margins of $9 million, partially offset by lower potash margins of $5 million.

   Concentrated phosphate margins increased primarily as a result of higher prices ($106 million) as average DAP prices increased 18 percent over first half levels a year ago. Other related concentrated phosphate products showed similar price improvements. Sales volume increased ($11 million) as domestic and export shipping demand increased 10 percent over 1994's first half. Partially offsetting these increases were higher production costs ($61 million) primarily due to higher raw material costs.

   Phosphate rock margins increased due primarily to higher prices ($8 million) as average phosphate rock prices increased 13 percent over 1994. Increased production costs ($3 million) partially offset the increase in margins. Higher production costs were mainly attributable to increased maintenance and reclamation activities.

   Potash sales margins decreased primarily as a result of lower sales volume ($3 million) as domestic and export shipping demand was down 9 percent compared to the first half of 1994. The Company's largest export customer, China, made a major potash purchase that is expected to require shipments until the spring of 1996. Increased production costs ($2 million) during the first half of 1995 also contributed to the decrease in gross margins.

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the six months ended December 31, 1995 and 1994.

                                    (Tons in millions of short tons)
                                           1995          1994
                                        ----------   -----------
Concentrated phosphates
 Total dry product sales tons
  (primarily DAP)                           4.0            3.6
 Average DAP price per ton*              $181.13        $154.11

* Average DAP prices represent sales made FOB Florida, Louisiana and regional warehouses.

Phosphate rock
  Sales tons                                4.4            5.3
  Average price per ton                  $ 22.57        $ 20.05

Potash
  Sales tons                                1.5            1.7
  Average price per ton                  $ 67.12        $ 66.27

   Selling, general and administrative expenses increased $3.2 million over 1994 primarily due to increased advertising, legal and consulting expenses and higher charges associated with long-term compensation plans. Second quarter 1994 included charges related to shifting the marketing and administrative functions of PhosChem to its member companies and reduced the impact of the first half 1995 increased expenditures on a comparative basis.

   Other operating income and expense included $3.6 million of income primarily resulting from the sale of property and investments during the first half of 1995. In 1994, other operating income and expense included a gain of $5.0 million from the sale of land in Florida.

   Interest charges for the six months ended December 31, 1995 were $5.8 lower than the same period a year ago as the Company reduced a portion of its high-cost long-term indebtedness during the prior fiscal year.


Financial Condition

   Since June 30, 1995, cash and cash equivalents have decreased $67.7 million. Primary uses of cash included $100.8 million of cash sharing distributions to FRP, $67.5 million to purchase Feed Ingredients and $36.0 million of capital expenditures. These cash outflows were partially offset by $134.6 million generated from operating activities.

   The Company's working capital ratio at December 31, 1995 was 2.5 versus 2.3 at June 30, 1995. Debt to capitalization improved to 38.4 percent at December 31, 1995 compared to 45.8 percent a year ago and
40.7 percent at June 30, 1995.

   In July 1995, the Company entered into an amended and restated unsecured revolving credit facility (the Working Capital Facility) which extended the termination date and credit limit of the previous working capital facility. Under the revised terms of the Working Capital Facility, the Company may borrow up to $150 million for general corporate purposes until July 31, 2000. At December 31, 1995, $29.6 million was drawn down under the Working Capital Facility as letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees. There were no other borrowings under the Working Capital Facility at December 31, 1995.

   IMC-Agrico also has an agreement with a group of banks to provide it with a $75 million unsecured revolving credit facility (the IMC-Agrico Working Capital Facility) initially until February 1997. At December 31, 1995, $13.6 million was drawn down as letters of credit. There were no other borrowings under the IMC-Agrico Working Capital Facility at December 31, 1995.

   The Working Capital Facility and certain note obligations contain provisions which restrict the Company's ability to dispose of assets, limit the payment of dividends or other distributions to stockholders and limit the incurrence of additional indebtedness. The Working Capital Facility also contains financial ratios and tests which must be met with respect to interest, tangible net worth and debt to total capitalization. In addition, the IMC-Agrico Working Capital Facility contains financial ratios and tests with respect to fixed charge coverage, current ratio and minimum net partners' capital requirements. The IMC-Agrico Working Capital Facility also places limitations on indebtedness of IMC-Agrico and restricts the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash. In addition, pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico prior to incurring more than an aggregate of $5 million of indebtedness (excluding indebtedness under the IMC-Agrico Working Capital Facility). The Company and IMC-Agrico are currently in compliance with all of the covenants in the indentures and other agreements governing their indebtedness.

   Under a current agreement with a financial institution, IMC-Agrico may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables in an amount not to exceed $65 million. At December 31, 1995, IMC-Agrico had sold $65.0 million of such receivable interests.

   Capital expenditures for the year ending June 30, 1996 are estimated to total $92 million (including $70 million by IMC-Agrico). Pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico prior to making capital expenditures in any fiscal year in excess of $5 million (adjusted annually for inflation) for expansion of its business. In the event that the Policy Committee (which consists of two representatives from each of the Company and FRP) fails to approve future capital expenditures, IMC-Agrico's ability to expand its business could be adversely effected.

   IMC-Agrico makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership Agreement. For the six months ended December 31, 1995, the total amount of Distributable Cash generated by IMC-Agrico was $220.9 million, of which $117.2 million was distributed to FRP, including $68.0 million in February 1996.

   The Company periodically enters into DAP futures contracts and options to purchase natural gas to manage its exposure to price fluctuations. Net hedging gains and losses were recognized as a part of the transactions hedged and were not significant during the six months ended December 31, 1995. The Company monitors its risk on an ongoing basis and considers its risk to be minimal.

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

Sterlington Litigation
----------------------
    Angus Chemical Company (Angus) and the Company are involved in various litigation arising out of a May 1991 explosion at a nitroparaffins plant located in Sterlington, Louisiana. Angus wants the Company to assume responsibility for a class action lawsuit currently pending in Louisiana against the Company, Angus and other defendants for injuries arising out of the explosion, and to reimburse Angus for amounts that Angus has paid for settled claims in connection with the Sterlington explosion. With respect to the settled demands, Angus, in pleadings filed in Louisiana and Texas, states that it is seeking approximately $9.5 million, plus interest, fees and costs. In addition, Angus is seeking direct payment from the Company's insurers,
X. L. Insurance Company, Ltd. (XL) and A.C.E. Insurance Company, Ltd.
(ACE) for certain damages in an action pending in Louisiana state court. Angus has not specified how much it is seeking from the Company's insurers. Angus may be asserting claims against XL for the difference between the limits of the XL policy of $75 million and the $45.7 million that XL has paid to the Company under the policy. In addition, Angus may be asserting claims against ACE for the difference between the limit of the ACE policy of $100 million and the $15 million that ACE has previously paid to the Company. The Company may have obligations to indemnify certain of the insurers if Angus is successful in this case. The Company is unable to estimate the magnitude of its exposure at this time.

    The Company continues to vigorously litigate each of the matters arising out of the Sterlington explosion. A jury trial is scheduled to commence in late summer or fall of 1996 in Texas state court with respect to Angus's and the Company's claims for contribution and indemnity for the settled demands. Discovery is still not complete with respect to the lawsuits scheduled for trial in late summer or fall of 1996, and all of the other lawsuits are in early stages. In addition, Angus has filed an action in federal court in Louisiana seeking reimbursement for amounts allegedly expended to remediate certain environmental sites at the Sterlington plant. In its pleadings filed with the Louisiana federal court, Angus states that it is seeking approximately $1.8 million for amounts expended, plus interest, fees, costs and reimbursement for any future expenses. The Company is unable to estimate the magnitude of its exposure at this time.

Potash Antitrust Litigation
---------------------------
    In the previously disclosed potash antitrust action filed in federal courts consolidated in Minnesota, a trial date has been set for August 26, 1996. While the Company believes that the allegations in the complaints are without merit, it is unable to make a reliable determination as to the potential liability exposure, if any.

Federal Trade Commission Inquiry
--------------------------------
    Reference is made to the Company's Current Report on Form 10-Q for the quarter ended September 30, 1995 for information concerning a request by the Federal Trade Commission that the Company provide certain information and documents regarding the Company's phosphate operations. The Company has submitted responsive information and documents to the Federal Trade Commission.


Item 5.  Other Information.

    On January 23, 1996, the Company and FRP entered into certain amendments to the IMC-Agrico Partnership Agreement in part to reflect possible changes in the nature of the business of the Company resulting from the Vigoro merger as described in Note 8 of Notes to Condensed Consolidated Financial Statements. These amendments, which will become effective only if the Vigoro merger is consummated, provide for (i) a shift of 0.85 percent of Distributable Cash interest of IMC-Agrico from the Company to FRP following the merger, (ii) changes to certain IMC-Agrico governance procedures, including the establishment of a new office of President for IMC-Agrico, who would be appointed by the Company subject to the approval of the Policy Committee, and a related clarification of management and reporting responsibilities, (iii) the modification of certain product pricing and sourcing provisions with respect to transactions between IMC-Agrico and affiliates of the Company, including the FARMARKET network of Vigoro and (iv) the establishment of criteria under which certain acquisitions by the Company's Rainbow Division or Vigoro's FARMARKET network would not be required to be offered to IMC-Agrico. See Note 9 of Notes to Condensed Consolidated Financial Statements.


Item 6. Exhibits and Reports on Form 8-K.

    (a) Exhibits.

        Exhibit
          No.                Description
        --------------------------------------------------------
        10.62  Amendment No. 1 to Transfer and Administration
               Agreement, dated as of October 30, 1995, between Enterprise Funding Corporation and IMC-Agrico Company

        10.63 Agreement Under the Parent Agreement, dated as of January 23, 1996, among IMC Global Inc., IMC Global Operations Inc., Freeport-McMoRan Resource Partners Limited Partnership, Freeport-McMoRan Inc. and IMC-Agrico Company, a Delaware general partnership

        10.64 Amendment and Agreement Under the Partnership Agreement, dated as of January 23, 1996, by and among IMC-Agrico
               GP Company, Agrico, Limited Partnership, IMC-Agrico MP, Inc., IMC Global Operations Inc. and IMC-Agrico Company

        11.3 Fully diluted earnings per share computation for the three and six months ended December 31, 1995

        21.1   Subsidiaries of the Registrant

        27.2   Financial Data Schedule - Interim Period

    (b) Reports on Form 8-K.

        Up to the date of this report, the following report on Form
        8-K was filed:

        A report under Item 5 dated October 17, 1995. No financial statements were filed as a part of the report.
                    * * * * * * * * * * * * * * * *
                              SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMC GLOBAL INC.

                                   Robert C. Brauneker
                                   --------------------------
                                   Robert C. Brauneker
                                   Executive Vice President
                                   and Chief Financial Officer
Date:  February 14, 1996