Form 10-Q
period 1996-03-31
IMC GLOBAL INC
filed 1996-05-15
CIK 820626

- ---------------------------------------------------------------------
  ------------------------------------------------------------------





                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                         -----------------------
                               FORM 10-Q

          (Mark One)
           X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          ---
             THE SECURITIES EXCHANGE ACT OF 1934
             For the quarterly period ended March 31, 1996
                                  OR
          ---TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from ---------- to ----------

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 92,004,975 shares, excluding 5,552,840 treasury shares as of April 30, 1996.

  ------------------------------------------------------------------
- ----------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
    The accompanying interim condensed consolidated financial statements of IMC Global Inc. (IMC or the Company) do not include all disclosures normally provided in annual financial statements and should be read in conjunction with the supplemental consolidated financial statements contained in the Company's Current Report on Form 8-K/A dated April 19, 1996 as of June 30, 1995 and 1994 and for each of the years in the three-year period ended June 30, 1995. These supplemental consolidated financial statements become the Company's historical financial statements upon the filing of this Report on Form 10-Q. On March 1, 1996, the Company completed the merger (the Merger) with The Vigoro Corporation (Vigoro) which resulted in Vigoro becoming a subsidiary of the Company. The following financial statements, accompanying notes and management's discussion and analysis of financial condition and results of operations give retroactive effect to the Merger. These financial statements are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the following Notes to Condensed Consolidated Financial Statements. Interim results are not necessarily indicative of the results expected for the fiscal year.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions except per share amounts)
                                Three Months Ended   Nine Months Ended
                                     March 31,            March 31,
                                  1996        1995      1996     1995
- -----------------------------------------------------------------------
Net sales                       $  717.0  $  729.9    $2,025.9 $1,834.6
Cost of goods sold                 533.0     521.8     1,493.7  1,360.7
                                --------   --------   -------- -------
 Gross margins                     184.0     208.1       532.2    473.9

Selling, general and
 administrative expenses            60.1      49.4       160.4    139.6
Merger and restructuring charges    43.3                  43.3
Other operating (income)
 and expense, net                    3.4       (.5)       (2.2)  (7.0)
                                --------   --------   -------- -------
 Operating earnings                 77.2     159.2       330.7    341.3

Interest earned and other
 non-operating (income)
 and expense, net                    (.3)      (.3)       (5.4)
(4.4)
Interest charges                    16.0      18.0        50.0     52.4
                                --------   --------   -------- -------
Earnings before minority
 interest and items noted below     61.5     141.5       286.1    293.3
Minority interest                   58.9      45.2       148.6    101.7
                                --------   --------   -------- -------
Earnings before items noted below    2.6      96.3       137.5    191.6
Provision for income taxes          10.9      36.7        59.6     71.5
                                --------   --------   -------- -------
 Earnings (loss) before cumulative
  effect of accounting change and
  extraordinary item                (8.3)     59.6        77.9    120.1
Cumulative effect of accounting
 change
(5.9)
Extraordinary loss-debt
 retirement                                    (.7)
(3.7)
                                --------   --------   -------- -------
 Net earnings (loss)            $   (8.3) $   58.9    $   77.9 $  110.5
                                ========   ========   ======== =======

Earnings (loss) per share:
 Earnings (loss) before
  cumulative effect of
  accounting change and
 extraordinary item            $   (.09) $    .66    $    .84  $   1.32
 Cumulative effect of
  accounting change
(.06)
 Extraordinary loss-
  debt retirement                            (.01)
(.04)
                                --------   --------   -------- -------
   Net earnings (loss)
    per share                  $   (.09) $    .65    $    .84  $   1.22
                                ========   ========   ======== =======

Weighted average number
 of shares and equivalent
 shares outstanding                 93.3      91.3        92.7     90.9
 (See Notes to Condensed Consolidated Financial Statements on Page 6) CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)

                                                March 31, June 30,
Assets                                          1996       1995
- -----------------------------------------------------------------
Current assets:
 Cash and cash equivalents                   $   49.2   $  203.7
 Receivables, net                               260.7      236.5
 Inventories:
   Products (principally finished)              508.7      274.7
   Operating materials and supplies             100.5      118.2
                                              --------  --------
                                                609.2      392.9
 Deferred income taxes                           90.9       79.5
 Other current assets                            13.9       13.6
                                              --------  --------
   Total current assets                       1,023.9      926.2
Property, plant and equipment                 4,101.5    3,971.3
Accumulated depreciation and depletion       (1,756.9)  (1,714.1)
                                              --------  --------
 Net property, plant and equipment            2,344.6    2,257.2
Other assets                                    157.7      139.8
                                              --------  --------
Total assets                                 $3,526.2   $3,323.2
                                              ========  ========


Liabilities and Stockholders' Equity
- -----------------------------------------------------------------
Current liabilities:
 Accounts payable                            $  272.8   $  197.2
 Accrued liabilities                            268.2      193.4
 Short-term debt and current maturities
  of long-term debt                              67.5       74.1
                                              --------  --------
   Total current liabilities                    608.5      464.7
Long-term debt, less current maturities         696.1      750.2
Deferred income taxes                           315.4      306.2
Other noncurrent liabilities                    282.2      284.1
Minority interest                               539.8      510.2
Stockholders' equity:
 Common stock, $1 par value authorized
  250,000,000 shares; issued 97,531,021
  shares and 96,408,200 shares at March 31
  and June 30, respectively                      97.5       96.4
 Capital in excess of par value                 810.1      782.6
 Retained earnings                              300.1      246.1
 Treasury stock, at cost, 5,552,840
  shares at March 31 and June 30               (107.4)    (107.4)
 Foreign currency translation adjustment        (16.1)      (9.9)
                                              --------  --------
   Total stockholders' equity                 1,084.2    1,007.8
                                              --------  --------
Total liabilities and stockholders' equity   $3,526.2   $3,323.2
                                              ========  ========



 (See Notes to Condensed Consolidated Financial Statements on Page 6) CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                 Nine months ended
                                                    March 31,
                                                1996        1995
- -----------------------------------------------------------------
Cash Flows from Operating Activities
- ------------------------------------
 Net earnings                                 $  77.9    $ 110.5
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Minority interest                            136.9      102.2
   Depreciation, depletion and amortization     124.5      122.7
   Merger and restructuring charges              38.3
   Deferred income taxes                        (28.5)       7.3
   Postemployment employee benefits                          9.6
   Other non-cash charges and credits, net      (12.4)      (8.3)
   Changes in:
     Receivables                                 (2.7)      56.2
     Inventories                               (183.3)    (114.3)
     Prepaid expenses                             (.2)     (11.8)
     Accounts payable                            59.7       87.0
     Accrued liabilities                         59.8       (2.8)
                                               -------    -------
   Net cash provided by operating activities    270.0      358.3
                                               -------    -------

Cash Flows from Investing Activities
- ------------------------------------
 Acquisitions of businesses, net of
  cash acquired                                 (74.6)    (142.4)
 Capital expenditures                          (129.3)     (75.6)
 Sale of investment                              11.6
 Sales of property, plant and equipment           3.1       14.3
 Other                                           (1.2)      (1.8)
                                               -------    -------
   Net cash used in investing activities       (190.4)    (205.5)
                                               -------    -------
   Net cash provided before financing
    activities                                   79.6      152.8
                                               -------    -------

Cash Flows from Financing Activities
- ------------------------------------
 Joint venture cash distributions to FRP       (168.8)    (181.3)
 Payments of long-term debt                     (92.4)    (139.1)
 Proceeds from issuance of long-term
  debt, net                                      30.3      131.5
 Changes in short-term debt, net                  1.3       29.0
 Stock options exercised                         13.6        1.3
 Cash dividends paid                            (28.1)     (17.5)
 Other                                           10.0
                                               -------    -------
   Net cash used in financing activities       (234.1)    (176.1)
                                               -------    -------

Net decrease in cash and cash equivalents      (154.5)     (23.3)
Cash and cash equivalents - beginning
 of period                                      203.7      175.6
                                               -------    -------
Cash and cash equivalents - end of period     $  49.2    $ 152.3
                                               =======    =======
Supplemental cash flow disclosures:
 Interest paid                                $  44.6    $  43.3
 Income taxes paid                            $  79.9    $  81.8


 (See Notes to Condensed Consolidated Financial Statements on Page 6) CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions except per share amounts)


                                                Nine months ended
                                                     March 31,
                                                  1996      1995
- -------------------------------------------------------------------
Common stock:
 Balance at June 30                            $   48.2    $   48.0
 2-for-1 stock split                               48.4        48.2
 Issuance of common stock pursuant
  to acquisitions                                    .4
 Stock options exercised                             .5          .1
                                                --------   --------
   Balance at March 31                             97.5        96.3

Capital in excess of par value:
 Balance at June 30                               830.8       825.4
 2-for-1 stock split                              (48.4)      (48.2)
 Issuance of common stock pursuant to
  acquisitions                                     14.5
 Stock options exercised and other                 13.2         3.7
 Restricted stock awards                                         .3
                                                --------   --------
   Balance at March 31                            810.1       781.2

Retained earnings:
 Balance at June 30                               246.1        90.2
 Net earnings                                      77.9       110.5
 Dividends ($.25 per share and $.19 per share
   in 1996 and 1995, respectively)                (23.9)      (17.9)
                                                --------   --------
   Balance at March 31                            300.1       182.8

Treasury stock:
 Balance at June 30                              (107.4)     (107.1)
 Acquisition of shares                                          (.3)
                                                --------   --------
   Balance at March 31                           (107.4)     (107.4)

Foreign currency translation adjustment:
 Balance at June 30                                (9.9)
 Foreign currency translation adjustment           (6.2)      (14.0)
                                                --------   --------
   Balance at March 31                            (16.1)      (14.0)
                                                --------   --------

Total stockholders' equity                     $1,084.2   $   938.9
                                                ========   ========






 (See Notes to Condensed Consolidated Financial Statements on Page 6) NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Vigoro Merger
   -------------
   On March 1, 1996, the Company completed a merger with Vigoro which resulted in Vigoro becoming a subsidiary of the Company. Upon consummation of the Merger, the Company issued approximately 32.4 million shares of its common stock in exchange for all of the outstanding shares of Vigoro. The Merger was structured to qualify as a tax-free reorganization for income tax purposes and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods prior to the Merger to include the accounts and operations of Vigoro.

2. Merger and Restructuring Charges
   -------------------------------
     In connection with the Merger, the Company recorded charges totaling $20.2 million, primarily for consulting, legal and accounting services. Immediately following the Merger, the Company adopted a plan to restructure its business operations into a decentralized organizational structure with five stand-alone business units. As a result, the Company recorded restructuring charges totaling $23.1 million. The charges consisted of (a) $10.6 million for severance and related benefits from staff reductions resulting from the termination of approximately 120 employees, primarily middle management personnel, by June 30, 1996 (at March 31, 1996, five employees had been terminated and $.4 million had been charged against this accrual); (b) $6.5 million for lease terminations resulting from office consolidations, and (c) $6.0 million for other related actions.

     In connection with the restructuring plan, the Company undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result, the Company recorded charges totaling $58.3 million ($55.3 million net of minority interest) comprised of (a) $26.3 million ($23.3 million net of minority interest) to cost of goods sold of which $17.5 million was primarily related to the write-off of certain idle plant facilities and other obsolete assets, $5.0 million for environmental matters and $3.8 million for other matters; (b) $2.4 million of general and administrative expenses for the write-off of miscellaneous assets; (c) $16.6 million to other operating income and expense to reduce certain long-term assets to net realizable value and other provisions, and (d) $13.0 million to minority interest for the transfer of 0.85 percent of IMC-Agrico Company (IMC-Agrico) Distributable Cash (as defined) interest from the Company to Freeport-McMoRan Resource Partners, Limited Partnership
(FRP) pursuant to certain amendments to the IMC-Agrico Partnership
Agreement.

3. Acquisitions
   ------------
   In January 1995, the Company acquired substantially all of the assets of the Central Canada Potash division of Noranda, Inc. (CCP) for $121.1 million, plus $16.2 million for working capital. The Company used proceeds borrowed under a credit facility to finance the purchase price, while using cash on hand to acquire the working capital. The CCP potash mine, located in Colonsay, Saskatchewan, utilizes shaft mining technology and has a current annual capacity of 1.5 million tons and estimated recoverable reserves of 120 years at current production levels.

   In October 1995, the Company acquired the animal feed ingredients business (Feed Ingredients) of Mallinckrodt Group Inc. and subsequently contributed the business to IMC-Agrico. The Company's portion of the purchase price was $67.5 million and was paid out of operating cash.

   The CCP and Feed Ingredients acquisitions were accounted for under the purchase method of accounting. Operating results of CCP and Feed Ingredients (net of minority interest) have been included in the Company's Condensed Consolidated Statement of Operations since the respective dates of acquisition.

4. Sales of Investment Interests
   -----------------------------
   Other operating income and expense for the three and nine months ended March 31, 1996 included gains of $12.4 million from the sale of investments, $11.6 million of which was from the sale of the Company's 50 percent investment in Chinhae Chemical Company.

5. Accounting for Postemployment Benefits
   --------------------------------------
   Effective July 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 112, "Employers' Accounting for
Postemployment Benefits." Accordingly, results for the nine months ended March 31, 1995 reflected a charge of $5.9 million, net of taxes, for the cumulative effect of the adoption.

6. Extraordinary Loss-Debt Retirement
   -----------------------------------
   In connection with the purchase of portions of the Company's Senior Notes during the three and nine months ended March 31, 1995, the Company recorded extraordinary charges, net of taxes, of $.7 million and $3.7 million, respectively, for redemption premium incurred and write-off of previously deferred finance charges associated with such Senior Notes.

7. Stock Split and Authorized Shares
   ---------------------------------
   In October 1995, the Company's Board of Directors declared a 2-for-1 stock split effected in the form of a 100 percent stock dividend which was distributed on November 30, 1995. After the stock split, the common stock par value remained unchanged. Accordingly, all issued share and per share data appearing in these Condensed Consolidated Financial Statements were restated to give retroactive effect to the stock split, including the transfer of par value for additional shares issued from capital in excess of par value to common stock.

   On March 1, 1996, the Company's stockholders approved an amendment to the Restated Certificate of Incorporation increasing the number of authorized shares of common stock to 250,000,000 shares.


8. Earnings Per Share
   ------------------
   Earnings per share were based on the weighted average number of shares and equivalent shares outstanding. Fully diluted earnings per share were not significantly different from primary earnings per share and, accordingly, are not presented.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
- ---------------------
Three months ended March 31, 1996 vs. three months ended March 31, 1995
- -----------------------------------------------------------------------
   Net earnings for the three months ended March 31, 1996, before special one-time charges, totaled $61.3 million, or $.66 per share, compared to $58.9 million, or $.65 per share for the third quarter of 1995. Special one-time charges of $69.6 million, or $.75 per share, reduced third quarter 1996 results to a net loss of $8.3 million, or $.09 per share. The charges, totaling $98.6 million before tax benefits, covered costs related to the Merger, as well as costs associated with, among other things, a corporate restructuring, other asset valuations and environmental issues. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of these items. For the three months ended March 31, 1995, operating results included an extraordinary charge of $.7 million, or $.01 per share, related to the early extinguishment of debt.

   Net sales for the three months ended March 31, 1996 were $717.0 million, a decrease of 2 percent over the third quarter of 1995 when net sales were $729.9 million. Third quarter sales were adversely impacted by lower North American sales volumes, largely due to the weather-delayed domestic spring planting season and inventory carryovers. Also negatively affecting the quarter's sales were lower potash export volumes, mainly attributable to reduced sales to China.

   Gross margins for the three months ended March 31, 1996 totaled $184.0 million, down from $208.1 million for the third quarter of 1995. As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company recorded special charges of $26.3 million to cost of goods sold in connection with the restructuring of the Company. Before special charges, gross margins were $2.2 million higher, an increase of 1 percent when compared to the third quarter of 1995. Higher margins for phosphates, a $12 million increase, Consumer & Professional Products, a $3 million increase, and the addition of Feed Ingredients margins of $10 million, were almost completely offset by lower potash margins of $21 million.

   Phosphate margins increased primarily as a result of higher prices ($65 million) as average diammonium phosphate (DAP) prices increased 21 percent over year-earlier levels. Other phosphate products showed similar price improvements. Partially offsetting the increase in prices were higher production costs ($44 million), primarily due to higher raw material costs. Sales volume decreased ($9 million) as domestic and export shipments decreased 11 percent over 1995's third quarter primarily due to the weather-delayed spring planting season and inventory carryovers. These adverse conditions necessitated a reduction in concentrated phosphate production to balance output with market requirements. Accordingly, IMC-Agrico temporarily suspended operations at its Taft, Louisiana facility in March 1996, reduced production at its New Wales, Florida plant in April 1996 and temporarily suspended operations at its Nichols, Florida plant in May 1996.

   Potash margins decreased from 1995 third quarter levels as a result of lower sales volume ($13 million), mainly attributable to reduced sales to China and increased production costs ($11 million). In an effort to balance potash production with market requirements, the Company announced that it will temporarily reduce output at four of its potash mining facilities beginning in June 1996. Partially offsetting the unfavorable sales volumes and production cost increases was a 4 percent increase in sales realizations ($3 million).

     Agribusiness & nitrogen (which include crop nutrients and related products sold through the Company's FARMARKET and Rainbow distribution networks) margins remained relatively unchanged from the 1995 third quarter. Lower sales volume due to the weather-delayed domestic spring planting season was totally offset by higher pricing due to a change in the mix of products sold.

    The following table summarizes the Company's sales (excluding captive shipments) of crop nutrient products and average selling prices for the three months ended March 31, 1996 and 1995:

                                   (Tons in millions of short tons)
                                           1996          1995
                                        ---------     ---------
Concentrated phosphates
 Total dry product sales tons
  (primarily DAP)                         1.7           1.9
 Average DAP price per ton *           $206.39       $170.13

Phosphate rock
 Sales tons                               1.8           3.0
 Average price per ton (FOB mine)      $ 25.00       $ 20.21

Potash
 Sales tons                               1.7           2.1
 Average price per ton *               $ 64.14       $ 61.45

* Average prices represent sales made FOB mine and regional warehouses.

     In connection with the Merger, as described in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company recorded charges totaling $20.2 million, primarily for consulting, legal and accounting services. In addition, in March 1996, the Company adopted a plan to restructure its business operations into a decentralized organizational structure with five stand-alone business units. As a result, the Company recorded restructuring charges totaling $23.1 million. The charges consisted of $10.6 million for severance and related benefits from staff reductions, $6.5 million for lease terminations resulting from office consolidations and $6.0 million for other related actions.

    Selling, general and administrative expenses increased $10.7 million over third quarter 1995 primarily due to the acquisition of several businesses, including Feed Ingredients, and restructuring charges as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements.

    Other operating income and expense, net, for the three months ended March 31, 1996 included $16.6 million of restructuring charges, as described in Note 2 of Notes to Condensed Consolidated Financial
Statements offset by $12.4 million of gains from the sale of investments.

    Interest charges for the three months ended March 31, 1996 were $2.0 million lower than 1995's third quarter as the Company reduced a portion of its high-cost long-term indebtedness during the prior fiscal year. Partially offsetting this decrease were higher interest charges resulting from long-term debt increases used to fund the acquisition of CCP and other acquisitions of the Company during the third quarter of 1995.


Nine months ended March 31, 1996 vs. nine months ended March 31, 1995
- ---------------------------------------------------------------------
    Net earnings for the nine months ended March 31, 1996, before special one-time charges, totaled $147.5 million, or $1.59 per share, compared to the same period in 1995 when the Company reported net earnings of $110.5 million, or $1.22 per share. Special one-time charges of $69.6 million, or $.75 per share, reduced earnings for the nine months ended March 31, 1996 to $77.9 million, or $.84 per share. The charges, totaling $98.6 million before tax benefits, covered costs related to the Merger, as well as costs associated with, among other things, a corporate restructuring, other asset valuations and environmental issues. See Note 2 of Notes to Condensed Consolidated Financial Statements for further discussion of these items. For the nine months ended March 31, 1995, operating results included a one-time charge of $5.9 million, or $.06 per share, for the cumulative effect on prior years of a change in accounting for postemployment benefits resulting from the adoption of SFAS No. 112 on July 1, 1994 and an extraordinary charge of $3.7 million, or $.04 per share, related to the early extinguishment of debt.

    Net sales for the nine months ended March 31, 1996 were $2,025.9 million, a 10 percent increase over the same period of 1995 when net sales were $1,834.6 million. The acquisition of CCP in January 1995 and Feed Ingredients in November 1995, as well as a significant improvement in concentrated phosphate prices contributed to this increase.

    Gross margins for the nine months ended March 31, 1996 totaled $532.2 million versus $473.9 million for the same period a year ago. As discussed in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company recorded special charges of $26.3 million to cost of goods sold in connection with the Merger and restructuring of the Company. Before special charges, gross margins increased $84.6 million, or 18 percent, when compared to the nine months ended March 31, 1995. Higher margins for phosphates, a $75 million increase, the addition of Feed Ingredients margins of $18 million and agribusiness & nitrogen margins, a $15 million increase, were partially offset by lower potash margins of $24 million.

   Phosphate margins were significantly higher primarily due to higher prices ($179 million) as average DAP prices increased 18 percent over the same period a year ago. Other phosphate products showed similar price improvements. Partially offsetting the price and sales volume increases were higher production costs ($106 million) primarily due to higher raw material costs.

   Agribusiness & nitrogen margins increased primarily due to higher fall sales volume and prices ($26 million) due to favorable fall weather conditions and the anticipation of increased acres being planted in the spring of 1996. Partially offsetting the sales volume and price increases were higher production costs ($11 million) primarily due to higher raw material costs.

   Potash margins decreased from 1995 levels primarily as a result of higher production costs ($24 million) due to lower production rates and the settlement of a provincial tax matter from prior years. Reduced sales to China during the third quarter of 1996 offset previous sales volume increases.

    The following table summarizes the Company's sales (excluding captive shipments) of crop nutrient products and average selling prices for the nine months ended March 31, 1996 and 1995:

                                 (Tons in millions of short tons)
                                          1996          1995
                                        --------      --------
Concentrated phosphates
 Total dry product sales tons
  (primarily DAP)                         5.7           5.5
 Average DAP price per ton *           $189.06       $160.19

Phosphate rock
 Sales tons                               6.1           8.3
 Average price per ton (FOB mine)      $ 23.23       $ 20.07

Potash
 Sales tons                               4.8           5.0
 Average price per ton *               $ 63.81       $ 64.30

* Average prices represent sales made FOB mine and regional warehouses.

     In connection with the Merger, as described in Note 2 of Notes to Condensed Consolidated Financial Statements, the Company recorded charges totaling $20.2 million, primarily for consulting, legal and accounting services. In addition, in March 1996, the Company adopted a plan to restructure its business operations into a decentralized organizational structure with five stand-alone business units. As a result, the Company recorded restructuring charges totaling $23.1 million. The charges consisted of $10.6 million for severance and related benefits from staff reductions, $6.5 million for lease terminations resulting from office consolidations and $6.0 million for other related actions.

    Selling, general and administrative expenses increased $20.8 million over 1995 primarily due to the acquisition of several businesses (including most notably CCP and Feed Ingredients), restructuring charges as discussed in Note 2 of Notes to Condensed Consolidated Financial Statements and increased legal expenses. The nine months ended March 31, 1995 included one-time charges related to shifting the marketing and administrative functions of Phosphate Chemicals Export Association, Inc. to its member companies.

    Other operating income and expense, net, for the nine months ended March 31, 1996 included $16.6 million of restructuring charges, as described in Note 2 of Notes to Condensed Consolidated Financial Statements offset by $16.2 million of gains from the sale of investments and properties. In 1995, other operating income and expense, net, included a gain of $5.0 million from the sale of land in Florida

    Interest charges for the nine months ended March 31, 1996 were $2.4 million lower than the same period a year ago as the Company reduced a portion of its high-cost long-term indebtedness during the prior fiscal year. Partially offsetting this decrease were higher interest charges resulting from long-term debt increases used to fund the acquisition of CCP and other acquisitions of the Company during the nine months ended March 31, 1995.


Financial Condition

   Since June 30, 1995, cash and cash equivalents have decreased $154.5 million. Cash inflows of $270.0 million generated from operating activities partially funded $168.8 million of cash sharing distributions to FRP, $129.3 million of capital expenditures, $67.5 million to purchase Feed Ingredients, $62.1 million of long-term debt payments net of proceeds received and $28.1 of common stock dividend payments.

   The Company's working capital ratio at March 31, 1996 was 1.7:1 versus 2.0:1 at June 30, 1995. Debt to capitalization improved to 41.3 percent at March 31, 1996 compared to 48.3 percent a year ago and 45.0 percent at June 30, 1995. The decrease was primarily due to a reduction in indebtedness resulting from management's efforts to reduce a portion of its high-cost, long-term indebtedness.

   On February 28, 1996, the Company entered into an unsecured credit facility (the Credit Facility) with a group of banks. Under the terms of the Credit Facility, the Company and certain of its subsidiaries may borrow up to $450 million under a revolving credit facility which matures on March 1, 1999 and $50 million under a long-term credit facility which matures March 2, 2001. At March 31, 1996, the Company and its subsidiaries had borrowed $66.5 million under the revolving credit facility, $50 million under the long-term facility and $37.9 million was drawn down under the Credit Facility as letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees.

   IMC-Agrico also has an agreement with a group of banks to provide it with a $75 million unsecured revolving credit facility until February 1997 (the Initial Facility). At May 10, 1996, the Initial Facility was fully utilized. In addition, in May 1996 IMC-Agrico entered into two additional unsecured revolving credit facilities under which it may borrow up to $75 million until February 1997 (collectively with the Initial Facility, the IMC-Agrico Working Capital Facility). On May 10, 1996, $25 million was borrowed under these additional facilities.

   The Credit Facility contains customary negative covenants and financial ratios and other tests which must be met with respect to interest coverage, tangible net worth and leverage. The IMC-Agrico Working Capital Facility contains financial ratios and tests with respect to fixed charge coverage, current ratio and minimum net partners' capital requirements. The IMC-Agrico Working Capital Facility also places limitations on indebtedness of IMC-Agrico and restricts the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash. In addition, pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico (which consists of two representatives from each of the Company and FRP) prior to incurring more than an aggregate of $5 million (adjusted annually for inflation) in indebtedness (excluding a total of $125 million of indebtedness under the IMC-Agrico Working Capital Facility).

   Under a current agreement with a financial institution, IMC-Agrico may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables in an amount not to exceed $65 million. At March 31, 1996, IMC-Agrico had sold $62.5 million of such receivable interests.

   The Company periodically enters into DAP futures contracts and options to purchase natural gas to manage its exposure to price fluctuations. The Company also has periodically entered into forward exchange contracts to hedge the effect of Canadian dollar exchange rate changes on a portion of identifiable foreign currency exposures from operations. Net hedging gains and losses are recognized as a part of the transactions hedged and were not significant during the nine months ended March 31, 1996. The Company monitors its market risk on an ongoing basis and considers its risk to be minimal.

   The Company estimates that its capital expenditures for 1996 will total approximately $197 million (including $66 million by IMC-Agrico). The Company expects to finance these expenditures (including its portion of IMC-Agrico's capital expenditures) from operations.
Pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico prior to making capital expenditures in any fiscal year in excess of $5 million (adjusted annually for inflation) for expansion of its business. In the event that the Policy Committee fails to approve such future capital expenditures, IMC-Agrico's ability to expand its business could be adversely affected.

   IMC-Agrico makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership Agreement. For the nine months ended March 31, 1996, the total amount of Distributable Cash generated by IMC-Agrico was $358.6 million, of which $190.3 million was distributed to FRP, including $73.2 million in May 1996.

   The Company believes that its current liquidity position and cash flow from operations should be sufficient to meet its working capital needs and expansion of its operations.


Part II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

    In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation.

Sterlington Litigation
- ----------------------
    As previously reported, Angus has filed an action in federal court in Louisiana seeking reimbursement for amounts allegedly expended to remediate certain environmental sites at the Sterlington plant. In its pleadings filed with the Louisiana federal court, Angus states that it is seeking approximately $1.8 million for amounts expended, plus interest, fees, costs and reimbursement for any future expenses. A trial has been scheduled in this action for the fall of 1996. The Company is unable to estimate the magnitude of its exposure at this time.


Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) A Special Meeting of Stockholders was held on March 1, 1996.

    (b) The meeting did not involve election of directors.

    (c) The following matters were voted upon at the Special Meeting of Stockholders:

       1. Approval of the Issuance of Shares Pursuant to Merger

       The proposal to approve the issuance of shares of Common Stock, par value $1.00 per share, of IMC pursuant to the merger contemplated by, and in accordance with the terms of, the Agreement and Plan of Merger dated as of November 13, 1995 among IMC, Bull Merger Company, a Delaware corporation and a wholly owned subsidiary of IMC and The Vigoro Corporation, a Delaware corporation, was ratified by the affirmative vote of an aggregate of 47,063,376 shares of common stock. A total of 18,721 shares of common stock voted against the proposal. Holders of 49,337 shares of common stock abstained from voting.

       2. Approval of Stock Amendment to the Restated Certificate of
Incorporation

       The adoption of the amendment to the Restated Certificate of Incorporation to increase to 250,000,000 the authorized number of shares of common stock was ratified by the affirmative vote of an aggregate of 46,915,431 shares of common stock. A total of 422,779 shares of common stock voted against adoption. Holders of 46,125 shares of common stock abstained from voting.

       3. Approval of Charter Amendment to the Restated Certificate of Incorporation

       The adoption of an amendment to the Restated Certificate of Incorporation to increase the range of the number of directors that may from time to time comprise the Board of Directors of IMC to not less than 5 nor more than 15 was ratified by the affirmative vote of an aggregate of 47,210,915 shares of common stock. A total of 115,079 shares of common stock voted against adoption. Holders of 61,306 shares of common stock abstained from voting.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit
           No.               Description
         --------------------------------------------------------
         10.68 Fourth Amendment and Waiver Agreement dated as of May 14, 1996 to the Credit Agreement, by and among IMC-Agrico Company, a Delaware general partnership, the Banks identified therein, and NationsBank, N.A. (successor in interest to NationsBank, N.A. and NationsBank of North Carolina, N.A.), as agent

         11.3 Fully diluted earnings per share computation for the three and nine months ended March 31, 1996

         27    Financial Data Schedules

         99.6 Registration Rights Agreement dated as of March 1, 1996 among IMC and certain former stockholders of Vigoro

    (b)  Reports on Form 8-K.

         Up to the date of this report, the following report on Form 8-K was filed:

         A report under Items 2 and 5 dated March 15,1996, amended on 8-K/A, Items 2 and 7, dated April 19, 1996.

                    * * * * * * * * * * * * * * * *
                              SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMC GLOBAL INC.

                                   Anne M. Scavone
                           ----------------------------------
                                   Anne M. Scavone
                                   Corporate Controller
                                   (on behalf of the Registrant and as
                                     Chief Accounting Officer)

Date:  May 15, 1996