Form 10-K
period 1996-06-30
IMC GLOBAL INC
filed 1996-09-27
CIK 820626

- -----------------------------------------------------------------------
  -------------------------------------------------------------------
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                        -----------------------
                               FORM 10-K

         X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       -----
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                For the fiscal year ended June 30, 1996

                     Commission file number 1-9759

                            IMC GLOBAL INC.
        (Exact name of registrant as specified in its charter)

                    Delaware              36-3492467
                (State or other jurisdiction of   (I.R.S. Employer
                incorporation or organization)    Identification No.)
                  2100 Sanders Road
                  Northbrook, Illinois                  60062
             (Address of principal executive offices)  (Zip Code)

  Registrant's telephone number, including area code:  (847) 272-9200

      Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
            Title of each class               on which registered
            -------------------              ---------------------
     Common Stock, par value $1 per share    New York Stock Exchange
     Preferred Share Purchase Rights         Chicago Stock Exchange

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
  Yes   X   .  No       .
      -----        -----

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.  [    ]

Aggregate market value of the voting stock held by non-affiliates of the registrant: $3,601,843,400 as of August 30, 1996. Market value is based on the August 30, 1996 closing price of Registrant's Common Stock as reported on the New York Stock Exchange Composite Transactions for such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the registrant's classes of common stock:
92,419,558 shares, excluding 5,545,884 treasury shares as of August 30, 1996.

DOCUMENTS INCORPORATED BY REFERENCE, IN PART: Information required by Items 6, 7 and 8 of Part II is incorporated by reference to the sections of the Registrant's 1996 Annual Report to Stockholders described in such Items. Information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the sections of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on October 17, 1996 described in such Items.

  -------------------------------------------------------------------
- -----------------------------------------------------------------------

1996 FORM 10-K CONTENTS





Item                                                        Page
- -------------------------------------------------------------------
Part I:

 1.  Business                                                 1
     Company Profile                                          1
     Business Unit Information                                2
     Factors Affecting Demand                                10
     Other Matters                                          10
 2.  Properties                                              13
 3.  Legal Proceedings                                       13
 4.  Submission of Matters to a Vote of Security Holders     15
     Executive Officers of the Registrant                    15

Part II:

 5.  Market for the Registrant's Common Stock and Related
       Stockholder Matters                                   16
 6.  Selected Financial Data                                 16
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations                   16
 8.  Financial Statements and Supplementary Data             16
 9.  Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                17

Part III:

10.  Directors and Executive Officers of the Registrant      17
11.  Executive Compensation                                  17
12.  Security Ownership of Certain Beneficial Owners
      and Management                                         17
13.  Certain Relationships and Related Transactions          17

Part IV:

14.  Exhibits, Financial Statement Schedules and Reports
      on Form 8-K                                            17

Signatures                                                   28

- ------------------------------------------------------------------

PART I.


Item 1.  Business.

COMPANY PROFILE

    IMC Global Inc. (the Company) is one of the world's leading producers of crop nutrients for the international agricultural community and is one of the foremost distributors in the United States of crop nutrients and related products through its retail and wholesale distribution networks. The Company mines, processes and distributes potash in the United States and Canada and is a joint venture partner in IMC-Agrico Company (IMC-Agrico), a leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. The Company believes that it is one of the most efficient North American producers of concentrated phosphates and potash. The Company's retail distribution network, which extends principally to corn and soybean farmers in the eastern midwest and to cotton, peanut and vegetable farmers in the southeastern United States, is one of the preeminent distributors of crop nutrients and related products. The Company also manufactures nitrogen-based and other high-value crop nutrients which are marketed on a dealer basis, principally in the midwestern and southeastern United States. In addition, the Company sells specialty lawn and garden, turf and nursery products on a national basis and ice-melter products in the midwest and eastern snowbelt states.

    Phosphorus, contained in phosphate rock, potassium, contained in potash, and nitrogen constitute the three major nutrients required for plant growth. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants' physiological functions. Nitrogen is an essential element for most organic compounds and plants. These elements are naturally present in the soil but need to be replaced through the use of crop nutrients as crops exhaust them. Currently, no viable crop nutrient substitutes exist to promote the development and maintenance of high-yield crops.

    The Company's business strategy focuses on maintaining and growing its leading position as a crop nutrient producer and supplier through extensive customer service, efficient distribution and transportation and supplying products worldwide at competitive prices by taking advantage of economies of scale and state-of-the-art technology to reduce costs. The Company intends to continue to expand its product distribution and marketing throughout the world through export associations and its international sales force.

    On March 1, 1996, the Company completed a merger (Merger) with The Vigoro Corporation (Vigoro), which resulted in Vigoro becoming a subsidiary of the Company. The Merger enables the Company to, among other things, broaden its business mix and reduce the relative importance of generally more price-volatile phosphate-based crop nutrients to the Company's consolidated results. In addition, the Merger has expanded the Company's potash customer base to include industrial customers, whereas shipments of potash were previously made primarily to agricultural users. Vigoro also has a significant retail distribution network, giving it direct contact with farmers, the principal consumers of crop nutrient products. Prior to the Merger, a limited amount of products were sold directly to farmers. Following the Merger, the Company restructured its operations into five business units corresponding to its major product lines as follows: IMC-Agrico Crop Nutrients (phosphates), IMC Kalium (potash), IMC AgriBusiness (retail distribution), IMC-Agrico Feed Ingredients (animal feed) and IMC Vigoro (specialty products).

    On July 1, 1993, IMC Global Operations Inc., a wholly-owned subsidiary of the Company, and Freeport-McMoRan Resource Partners, Limited Partnership (FRP) entered into a joint venture partnership in which both companies contributed their respective phosphate businesses, including the mining and sale of phosphate rock and the production, distribution and sale of concentrated phosphates, uranium oxide and related products, to IMC-Agrico, a Delaware general partnership. The Company has a 56.5 percent interest in IMC-Agrico over the term of the partnership. IMC-Agrico is governed by a Policy Committee, which has equal representation from the Company and FRP, and is operated by the Company. In October 1995, IMC-Agrico acquired the animal feed operations of Mallinckrodt Group Inc.

    All information in this Annual Report on Form 10-K has been adjusted to give effect to the Merger.

    This Annual Report on Form 10-K contains certain forward-looking statements concerning, among other things, the effects of the Merger, various trends relating to the Company's economic performance and the financial condition of the Company. Such statements are subject to various risks and uncertainties which could cause the Company's actual results to differ materially from those currently anticipated.

BUSINESS UNIT INFORMATION

    The amounts and relative proportions of net sales and operating earnings contributed by the business units of the Company have varied from year to year and may continue to do so in the future as a result of changing business, economic and competitive conditions as well as technical developments.

    The following business unit discussion should be read in conjunction with the information contained under the heading
"Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to
Stockholders which is incorporated herein by reference.

IMC-Agrico Crop Nutrients

    Net sales for the IMC-Agrico Crop Nutrients business unit were $1,747.8 million, $1,559.0 million and $1,131.0 million for the years ended June 30, 1996, 1995 and 1994, respectively.

    IMC-Agrico is a leading United States miner of phosphate rock with 25 million tons of annual capacity. IMC-Agrico's central Florida phosphate mining operations and plants produce phosphate rock, which is one of the primary raw materials used in the production of concentrated phosphates.

    IMC-Agrico is also the leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5 equivalent). P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide. IMC-Agrico's concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.

    IMC-Agrico's concentrated phosphate production facilities are located in central Florida and Louisiana. Its annual capacity represents approximately 32 percent of total U. S. concentrated phosphate production capacity and 11 percent of world capacity. The Florida concentrated phosphate facilities consist of three plants: New Wales, Nichols and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of nearly 1.8 million tons of phosphoric acid (P2O5equivalent). New Wales primarily produces four forms of concentrated phosphates: diammonium (DAP) and monoammonium (MAP) phosphate, granular triple superphosphate (GTSP) and merchant grade phosphoric acid. The Nichols facility manufactures phosphoric acid and DAP and the South Pierce plant produces phosphoric acid and GTSP. The Louisiana concentrated phosphate facilities consist of three plants:
Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid which is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular MAP. The Faustina plant manufactures DAP, granular MAP, urea and ammonia. The Taft facility manufactures only DAP. Concentrated phosphate operations are managed to balance IMC-Agrico's output with customer needs. Currently, the Nichols complex is temporarily idled pending improvement of market conditions.

    Phosphate rock, sulphur and ammonia are the three principal raw materials used in the production of concentrated phosphates.

Phosphate Rock

    IMC-Agrico's phosphate mining operations and beneficiation plants are located in central Florida. IMC-Agrico extracts phosphate ore through surface mining after removal of a 10 to 50 foot layer of sandy overburden and then processes the ore at one of its six currently operating beneficiation plants (one additional plant has been idle since 1986) where the ore goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials. IMC-Agrico's rock production volume for the years ended June 30, 1996, 1995 and 1994 totaled 23.7 million, 24.4 million and 18.1 million tons, respectively. Although IMC-Agrico sells phosphate rock to other crop nutrient manufacturers and distributors throughout the world, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used captively, primarily in the manufacture of concentrated phosphates, totaled 14.7 million, 14.3 million and 12.4 million for the years ended June 30, 1996, 1995 and 1994, respectively, representing 62 percent, 59 percent and 69 percent, respectively, of total tons produced. Product shipments to customers totaled 7.6 million, 10.7 million and 8.8 million for the years ended June 30, 1996, 1995 and 1994, respectively.

    IMC-Agrico estimates its proven reserves to be 404 million tons of phosphate rock as of June 30, 1996. These reserves are controlled by IMC-Agrico through ownership, long-term lease, royalty or purchase option agreements. Reserve grades range from 58.0 percent to 78.0 percent bone phosphate of lime (BPL), with an average grade of 66.5 percent BPL. BPL is the standard industry term used to grade phosphate rock. The phosphate rock mined by IMC-Agrico in the last three years averaged 66.5 percent BPL, which is typical for phosphate rock mined in Florida during this period. The Company estimates its proven reserves based upon the performance of exploration drilling and technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

    IMC-Agrico also owns or controls phosphate rock resources south of its current operations in central Florida (South Florida Resources). Resources are mineralized deposits which are believed to be economically recoverable at market prices estimated to prevail within the next five years, but for which additional prospect data and/or analyses, including further geological work, drilling and economic and mining feasibility studies, are required before they can be classified as proven reserves. Based upon its preliminary analysis of these resources, IMC-Agrico believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by IMC-Agrico but are similar to reserves being mined in the southern part of its current operations. The South Florida Resources contain estimated recoverable phosphate rock of approximately 330 million tons with an average grade of approximately 66.0 percent BPL. Some of these resources are located in what may be classified as unmineable wetland areas under standards set forth in current state and federal dredge and fill regulations.

Sulphur

    The Company owns a 25 percent interest in a joint venture which began mining sulphur reserves at Main Pass 299 (Main Pass) offshore Louisiana in April 1992. In fiscal 1996, FRP, the joint venture operator, produced 2.1 million long tons of sulphur. Using a hot-water injection process, Main Pass is one of the most thermally efficient sulphur mines in the industry. The Company and FRP have an agreement to supply virtually all of IMC-Agrico's sulphur requirements. FRP supplies its portion of the requirements through its sulphur division, and the Company supplies its portion of the requirements through its share of Main Pass production and purchases from FRP and third parties.

Ammonia

    IMC-Agrico's ammonia needs are supplied by its Faustina ammonia production facility and by domestic suppliers, primarily under long-term contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is primarily used internally to produce DAP and urea.

Sales and Marketing

    IMC-Agrico sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers in the spot market and under long-term contracts. The Company also uses concentrated phosphates internally for the production of animal feed ingredients (see IMC-Agrico Feed Ingredients), high-value crop nutrients (see IMC AgriBusiness) and consumer lawn and garden as well as professional turf and nursery products (see IMC Vigoro). Virtually all of IMC-Agrico's export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association, a Webb-Pomerene Act organization. Outside of the United States, the countries which account for the largest amount of IMC-Agrico's sales of concentrated phosphates include China, India, Japan and Australia. The table below shows IMC-Agrico Crop Nutrients' shipments in thousands of tons of P2O5equivalent:

                              1996           1995            1994
                         -------------  -------------   -------------
                         Tons       %   Tons       %    Tons        %
                         --------------------------------------------

Domestic
    Customers           1,383    34%    1,319   33%     1,449   42%
    Captive, to other
     business units       487     12      504    13       440    13
                        -----    ---    -----    ---    -----    ---
                        1,870     46    1,823    46     1,889    55
Export                  2,187     54    2,138    54     1,564    45
                        -----    ---    -----    ---    -----    ---

Total shipments         4,057   100%    3,961  100%     3,453  100%
                        =====    ===    =====    ===    =====    ===

Other

    IMC-Agrico Crop Nutrients also manufactures and markets uranium oxide. Phosphate rock is the source of uranium oxide, with the uranium content varying from deposit to deposit. Uranium oxide production facilities are located in Louisiana and Florida. In Louisiana, IMC-Agrico owns and operates uranium oxide recovery and processing facilities which are located adjacent to its Uncle Sam and Faustina concentrated phosphate plants. In 1996, these facilities recovered 1.0 million pounds of uranium oxide from phosphoric acid produced at these facilities. IMC-Agrico also owns uranium oxide recovery and processing facilities in central Florida, one located adjacent to its New Wales concentrated phosphate plant and one located adjacent to a concentrated phosphate plant owned and operated by a subsidiary of CF Industries
(CF). The New Wales and CF facilities are temporarily idled. It is expected that New Wales production will resume in early calendar year 1997, so long as uranium market prices continue to warrant resumption of operations.

Competition

    IMC-Agrico operates in a highly competitive global market. Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers. Phosphate crop nutrient producers compete primarily based on price, and to a lesser extent based on product quality and innovation.


IMC Kalium

    Net sales for the IMC Kalium business unit were $455.6 million, $472.0 million and $354.7 million for the years ended June 30, 1996, 1995 and 1994, respectively.

    IMC Kalium mines, processes and distributes potash in the United States and Canada. The Company's products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used internally in the manufacture of mixed crop nutrients and, to a lesser extent, animal feed ingredients (see IMC AgriBusiness and IMC-Agrico Feed Ingredients). IMC Kalium's potash products are also used by IMC Vigoro for consumer and professional lawn and garden products as well as ice-melter. The Company also sells white potash to customers for industrial use. IMC Kalium operates four potash mines in Canada and two potash mines in the United States. In addition to the Company, there are eight North American producers -- five in the United States and three in Canada. With a total capacity of approximately nine million product tons per year, the Company is one of the leading private enterprise potash producers in the world. In 1996, these operations accounted for approximately 13 percent of world capacity.

    The term "potash" applies generally to the common salts of potassium. Since the amount of potassium in these salts varies, the industry has established a common standard of measurement by defining a product's potassium content in terms of equivalent percentages of potassium oxide (K2O). A K2O equivalent of 60 percent is the customary minimum standard for muriate of potash products.

Canadian Operations

    The Company's four potash mines in Canada are located in the province of Saskatchewan, Canada. Two potash mines are interconnected at Esterhazy, one is located at Belle Plaine and one is located at Colonsay. The combined annual capacity of these four mines is approximately eight million tons. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Potash shaft mining takes place underground at depths of over 3,000 feet where continuous mining machines cut out the ore face and move jagged chunks of salt to conveyor belts. The ore is then crushed and moved to storage bins where it awaits hoisting to refineries above ground. In contrast, the Company's solution mining process involves heated water which is pumped through a "cluster" to dissolve the potash in the ore bed. A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather electric drilling rig. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash is pumped to a refinery where sodium chloride, a by-product of this process, is separated from the potash through the use of computer-controlled evaporation and crystallization techniques. Concurrently, solution is pumped into a 130-acre cooling pond where additional crystallization occurs and the resulting product is recovered at a low cost via a floating dredge. Refined potash is dewatered, dried and sized. The Canadian operations produce 26 different potash products, many through patented processes, including industrial grade products.

    Potash Corporation of Saskatchewan Inc. (PCS) controls several potash-producing properties in the province, including a property which consists of reserves located in the vicinity of the Company's Esterhazy mines. Under a long-term contract with PCS, the Company is obligated to mine and refine these reserves for a fee plus a pro rata share of production costs. The specified quantities of potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of approximately one-fourth of the tons produced by Esterhazy, but no more than approximately 1.1 million tons. The current contract extends through June 30, 2001 and is renewable at the option of PCS for five additional five-year periods.

    The Company presently controls the rights to mine 207,644 acres of potash-bearing land in Saskatchewan. This land, of which 52,208 acres have already been mined or abandoned, contains over 1.4 billion tons of potash mineralization (calculated after estimated extraction losses) at an average grade of 24.5 percent K2O. This ore is sufficient to support current operations for more than a century and will yield more than 500 million tons of finished product with a K2O content of approximately 61.0 percent.

    IMC Kalium's mineral rights in Saskatchewan consist of 113,954 acres owned in fee, 70,613 acres leased from the province of Saskatchewan and 23,077 acres leased from other parties. All leases are renewable by the Company for successive terms of 21 years. Royalties, established by regulation of the province of Saskatchewan, amounted to approximately $2.4 million and $2.8 million in 1996 and 1995, respectively.

    In August 1995, the Company was chosen by the Minister of State for Mines and Energy for the Canadian province of New Brunswick to explore potash deposits near the town of Sussex. The Company has agreed to enter into a three-year agreement under which it will perform a geological reassessment of the property and feasibility study to determine whether to develop the potash deposits.

    Since December 1985, the Company has experienced an inflow of water into one of its two interconnected potash mines at Esterhazy. As a result, the Company has incurred additional costs to control the flooding. The Company has significantly reduced the water inflow since the initial discovery and has been able to meet all sales obligations and requirements from production at the mines. Despite the relative success of such measures, there can be no assurance that the amounts required for remedial efforts in future years will not increase or that inflows or remediation costs will not increase to a level which would cause the Company to change its mining process or to abandon the mines. The long-term outlook of the water inflow has caused the Company to consider alternatives to its current mining operations at Esterhazy. Any solution to the water inflow situation at the mines may result in substantial capital expenditures and/or charges to operations.

    Like other potash producers' shaft mines, the Company's Colonsay mine is also subject to the risks of inflow of water as a result of its shaft mining operations.

    The Saskatchewan potash mining industry generally has been unable to secure insurance to cover other risks associated with underground operations. Therefore, the Company's underground mine operations are not presently insured against, and are not insurable against, business interruption or risk from catastrophic perils, including collapse, floods and other water inflow.

    In January 1988, the U. S. Department of Commerce (Commerce) signed an agreement with all of the potash producers in Canada, suspending an investigation by Commerce to determine whether Canadian potash was, or was likely to be, sold in the United States at less than "fair value." The agreement stipulated that each such producer's minimum price for potash sold in the United States, compared with its potash prices in Canada, would be based upon a formula to assure that such product was sold in the United States at a price no less than "fair value." In January 1993, this agreement was extended by Commerce for an indefinite period.

United States Operations

    The Company's two U. S. potash mines are located in Carlsbad, New Mexico, and Hersey, Michigan. The Carlsbad mine has an annual production capacity of over one million tons of finished product. The ore mined is of three types: (1) sylvinite, a mixture of potassium chloride and sodium chloride, the same as the ore mined in Saskatchewan; (2) langbeinite, a double sulphate of potassium and magnesium; and (3) a mixed ore, containing both potassium chloride and langbeinite.

    Continuous and conventional shaft mining methods are utilized for ore extraction at Carlsbad. In the continuous mining sections, drum type mining machines are used to cut sylvinite ore from the face. Mining heights are as low as four feet. In the conventional areas, a wide ore face is undercut and holes drilled to accept explosive charges. Ore from both continuous and conventional sections is loaded onto conveyors and transported to storage areas where it is hoisted above ground for further processing at the refinery.

    Three types of potash are produced at the Carlsbad refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; a double sulphate of potash magnesia, marketed under the brand name Sul-Po-Mag(registered trademark), containing significant amounts of sulphur, potassium and magnesium, with low levels of chlorine; and

sulphate of potash, supplying sulphur and a high concentration of potassium with low levels of chlorine. IMC Kalium believes it is the larger of the two U. S. producers of double sulphate of potash magnesia and the largest of several U. S. producers of sulphate of potash.

    At Carlsbad, the Company mines and refines potash from 43,239 acres of reserves which the Company controls under long-term leases. These reserves contain an estimated total of 155 million tons of potash mineralization (calculated after estimated extraction losses) in four mining beds evaluated at thicknesses ranging from five to 12 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 11.1 million tons of concentrate from sylvinite with an average grade of 60 percent K2O and 27.6 million tons of langbeinite concentrate with an average grade of approximately 22 percent K2O. At current rates of production, the Company's reserves of sylvinite and langbeinite are estimated to be sufficient to support operations for more than 22 years.

    Since October 1989, the Company has mined a small amount of potash at Hersey, Michigan, using solution mining technology. The objective of this pilot plant was to test the feasibility of solution mining in the Hersey area and to test new technologies which could be applied to improve efficiencies at both the Belle Plaine and Hersey facilities.
In June 1995, the Company announced its intention to invest approximately $43.0 million over the following two years to continue the planned development of the Hersey mine. Under the program, the plant's current annual potash production of approximately 50,000 tons would be increased to approximately 160,000 tons by April 1997. In addition, to enhance the potash recovery process, the mine would also begin producing roughly 300,000 tons of salt each year. The Company believes that this project is an important step forward in its strategy to increase potash sales and earnings in multiple markets. Through June 1996, $18.1 million has been expended on this development project, and $25.5 million of expenditures are expected in the next year.

Sales and Marketing

    Potash is sold throughout the world, with the Company's largest amount of sales outside of the United States made in China, Japan, Malaysia, Korea, Australia, New Zealand and Latin America. Potash is also used internally in the manufacture of high-value crop nutrients, and by IMC Vigoro as a major ingredient in its ice-melter product as well as one of the primary nutrients in the consumer lawn and garden and professional turf and nursery products. The Company's exports from Canada, except to the United States, are made through Canpotex Limited, an export association of Saskatchewan potash producers. Exports from Carlsbad are sold through the Sulfate of Potash Magnesia Association, formed by the Company under the Webb-Pomerene Act. In 1996, 84 percent of the potash produced by the Company was sold as crop nutrients, while 16 percent was sold for non-agricultural uses. The table below shows IMC Kalium's shipments of potash in thousands of tons:

                              1996           1995            1994
                         -------------  -------------   -------------
                         Tons       %   Tons       %    Tons        %
                         --------------------------------------------

Domestic (includes Canada)
    Wholesale           4,112    57%    4,014   55%     3,487   61%
    Captive, to other
     business units     1,244     17    1,058    14       833    15
                        -----    ---    -----    ---    -----    ---
                        5,356     74    5,072    69     4,320    76
Export                  1,864     26    2,281    31     1,351    24
                        -----    ---    -----    ---    -----    ---

Total shipments         7,220   100%    7,353  100%     5,671  100%
                        =====    ===    =====    ===    =====    ===

    IMC Kalium has contractual commitments from outside customers for the shipment of potash amounting to approximately 1.8 million tons in fiscal 1997.

Competition

    Potash is a commodity available from many sources, and the market is highly competitive. The Company competes with numerous other global potash producers, some of which may have greater production capacity than the Company. The Company, through its participation in Canpotex, competes outside of North America with various independent potash producers and consortia and other export organizations, including state-owned organizations. The Company's principal methods of competition, with respect to the sale of potash, are offering consistent, high-quality products and superior service, as well as developing new industrial and consumer uses for potash.

IMC AgriBusiness

    Net sales for the IMC AgriBusiness business unit were $802.9 million, $760.8 million and $664.2 million for the years ended June 30, 1996, 1995 and 1994, respectively.

Retail Operations

    The Company believes it is one of the largest retail fertilizer distributors in the United States. It operates a network of approximately 250 FARMARKET(registererd trademark)s, each of which carries a broad array of the Company's crop nutrients and related products. Substantially all of the FARMARKETs are located in the eastern midwest and southeastern regions of the United States, and are generally located in rural areas, primarily serving farmers located within a 15-20 mile radius. The FARMARKETs are clustered near and are partially supplied by the Company's production plants and terminals, many of which are located on major rivers and have storage facilities for liquid or dry crop nutrient materials.

    Each FARMARKET custom and bulk-blends crop nutrients to meet the needs of individual farmers for the specific crops grown in their areas. Pesticides, herbicides and seed are also purchased by the Company and sold through its FARMARKETs. One of the most successful FARMARKET programs is the Balanced Fertility Program which is designed to improve crop production through increased yields per acre. Key elements of this program include soil testing and programs to correct soil deficiencies. FARMARKETs also offer farmers the option of having the Company's employees apply crop nutrient and crop protection chemicals, saving time, labor costs and the cost of investment in specialized equipment required for such applications.

    FARMARKETs are generally staffed by a manager, one or two salespeople and hourly employees, some of whom are seasonal employees. The Company extensively trains its full-time FARMARKET employees in crop nutrient application and agronomics, business management and environmental compliance. This training is deemed to be essential to customer service. The majority of the Company's salaried FARMARKET employees have obtained certification from the Certified Crop Advisors Program as Certified Crop Advisors.

    Approximately 15 percent of the Company's FARMARKETs are owned and operated by independent dealers who purchase the Company's products on consignment. Blending and storage are performed at the dealer's place of business and the dealer is paid a commission determined by a sliding scale based on the volume and profit margin of the products sold. The Company recommends prices, approves credit extended by these dealers, owns the FARMARKET's working capital and often owns its blending equipment.

    FARMARKET sales, as well as wholesale sales discussed below, are largely concentrated in the spring planting season. Weather has a significant impact on the timing and length of the planting season and therefore can have a significant effect on crop-nutrient prices.

Other Operations

    The Company sells agricultural crop nutrient products on a wholesale basis to independent dealers and distributors including those that perform services similar to those offered by FARMARKETs. These products are sold under the brand names Rainbow(registered trademark) and Super Rainbow(registered trademark) in the southeastern region of the United States and under various brand names in the midwestern region of the United States.

    IMC AgriBusiness operates several granulation plants throughout the United States which are used by both the retail and wholesale operations. In addition, the business unit operates numerous smaller facilities, which are used for bulk-blending and/or warehousing in connection with its retail and wholesale operations.

Products

    The Company produces a broad range of nitrogen-based crop nutrients and related products including anhydrous ammonia, ammonium nitrate solutions, liquid urea, urea prills and other nitrogen-based solutions. These products are sold alone or mixed with phosphates, potash, micronutrients, non-liquid ammonium nitrate and other materials to produce a variety of bulk-blend fertilizers in either dry or liquid form. Most, if not all, of the potash and phosphate raw materials used by IMC AgriBusiness are supplied by the Company's IMC Kalium and IMC-Agrico Crop Nutrients business units, respectively. Certain of these products are marketed under the CERTIFIED HARVEST KING(trademark) brand. Liquid and dry products are blended according to the specific needs of the farmer. In addition to the standard urea prill, the Company produces a urea prill containing dicyandiamide (DCD) which gives the urea slow-release nitrogen characteristics. The Company also mixes DCD with nitrogen solutions. Products containing DCD, marketed by the Company under the name N TECH SR(trademark), provide farmers with a more efficient and environmentally-sensitive nitrogen source. The slow release DCD increases absorption of nitrogen by crops, thereby reducing the amount of nitrogen released into the environment. The Company has a year-to-year renewable purchase agreement with the world's largest producer of DCD.

    The Company also produces nitric acid, aqua ammonia and refrigerant-grade ammonia. Nitric acid is sold in various formulations to a wide variety of industrial users for use in metal platings, coatings and water treatment. The Company also produces food-grade carbon dioxide as a by-product of its ammonia production process. Food-grade carbon dioxide is used in carbonated beverages and as a refrigerant in food processing.

Competition

    The marketing of crop nutrients to farmers on a national basis is highly fragmented, with success of individual retail outlets correlated to their market shares within a 15-20 mile radius of such outlets. Since crop nutrients are a basic commodity, the principal means of differentiating competing products is by offering personal services and agronomically efficient products which allow maximum yields while being sensitive to environmental concerns. The Company's FARMARKETs were developed to enhance the personal service concept and thereby differentiate the Company's products from those of competitors. Most of the Company's FARMARKETs have a substantial share of their respective local markets. The Company believes its nitrogen-based crop nutrients and related products are well positioned in both the retail and wholesale agricultural market sectors and in the industrial market sector. The Company's principal competitors in the agricultural crop nutrients market include cooperatives, which have the largest market share in a majority of the locations served by the Company, national producers, major grain companies and independent distributors and brokers.

IMC-Agrico Feed Ingredients

    In October 1995, IMC-Agrico acquired the animal feed ingredients business of Mallinckrodt Group Inc. This business is one of the world's foremost producers and marketers of phosphate-based animal feed ingredients with an annual capacity in excess of 700,000 tons, supplying poultry and livestock feed ingredients to markets in North America, Latin America and Asia. In 1996, since acquisition, IMC-Agrico Feed Ingredients produced 486,000 tons of animal feed ingredients. The principal production facilities of IMC-Agrico Feed Ingredients are located adjacent to IMC-Agrico's concentrated phosphate complex at New Wales in central Florida. IMC-Agrico Feed Ingredients also markets potassium-based feed products produced at the Company's potash facilities. The Company has a strong brand position in the $1 billion global market with products such as Biofos(registered trademark), Dynafos(registered trademark), Multifos(registered trademark), Dyna-K(registered trademark) and Dynamate(registered trademark).


IMC Vigoro

    Through its IMC Vigoro business unit, the Company sells specialty crop nutrient products consisting of lawn and garden and turf and nursery products. The lawn and garden products are sold throughout the United States primarily to major national retail chains under private label and Vigoro brands, and the turf and nursery products are sold to golf courses, nurseries, landscape contractors and institutions directly and through independent distributors. IMC Vigoro also sells environmentally-sensitive potassium-based ice-melter products under various brands throughout the midwest and eastern snowbelt states.


FACTORS AFFECTING DEMAND

    The Company's results of operations historically have reflected the effects of several external factors which are beyond the Company's control and have in the past produced significant downward and upward swings in the Company's operating results. The Company's revenues, approximately 71 percent of which have come from North American sales over the past five years, are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, because of the high percentage of its revenues coming from North American sales, the Company's crop nutrients business is seasonal to the extent U. S. farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

    Approximately 29 percent of the Company's revenues has come from sales outside North America over the past five years. The Company's foreign operations and investments and any future international expansion by the Company are subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic, political and regulatory policies of local governments and laws and policies of the United States and Canada affecting foreign trade and investment. Due to economic and political factors, customer needs can change dramatically from year to year. See also Note 20 - Operations by Geographic Area of Notes to Consolidated Financial Statements, incorporated herein by reference, for additional information.

    In 1996, sales of concentrated phosphates and potash to China accounted for approximately 17 percent of the Company's net sales. No single customer or group of affiliated customers accounted for more than ten percent of the Company's net sales.


OTHER MATTERS

Environmental Matters

General

    In the normal course of its business, the Company mines phosphate and potash, manufactures and blends crop nutrients, and blends crop nutrients with pesticide products. These operations are subject to federal, state, provincial and local environmental, health and safety laws in the United States and Canada, including laws related to air and water quality; management of hazardous and solid wastes; management and handling of raw materials and products; and land reclamation. The Company has expended, and anticipates that it will continue to expend, substantial resources, both financial and managerial, to comply with environmental regulations, permitting and reclamation requirements, and health and safety standards. Additionally, although the Company believes that its operations generally satisfy environmental standards, there can be no assurance that costs, penalties or liabilities will not be incurred. The Company does not believe that its expenditures for environmental, health or safety compliance have had a material adverse effect on its operations or financial condition.

    For fiscal year 1996, environmental capital expenditures totaled approximately $21.2 million and were primarily related to air emissions permitting and control, ground and surface water protection, wastewater treatment and control and solid waste management. Additional expenditures for land reclamation activities totaled $19.2 million.
For fiscal year 1997, the Company expects environmental capital expenditures to be approximately $46.0 million and expenditures for land reclamation activities to be approximately $24.0 million. Environmental capital is expected to increase in 1997 as a result of phosphogypsum stack and settling area expansion projects as well as spending for air emissions control. No assurance can be given that greater environmental expenditures will not be required for fiscal year 1997 or that environmental expenditures in future years will not increase.

    Environmental, health and safety laws and regulations in the United States and Canada have changed substantially and rapidly in recent years, and the Company anticipates that these changes will continue.
It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations. It is difficult to estimate future compliance costs, however, if implementing regulations have not yet been finalized or are subject to varying and conflicting interpretations. Nevertheless, because new environmental standards generally are more restrictive than current requirements, the costs of complying with such regulations will likely increase.

Permitting

    The Company holds numerous environmental and other permits authorizing operations at each of its facilities. A decision by a government agency to deny an application for a new or renewed permit, or to revoke or substantially modify an existing permit, could have a material adverse effect on the Company's ability to continue operations at the affected facility. Expansion of Company operations also is predicated upon securing the necessary environmental and other permits.

Air Quality

    The 1990 Amendments to the Clean Air Act require certain sources to increase controls on emissions of conventional and hazardous air pollutants. During 1996, several of the Company's facilities have applied for, or will apply for, such operating permits. In addition, by the year 2000 the United States Environmental Protection Agency is expected to promulgate control standards for hazardous air pollutants applicable to certain of the Company's operations. Capital expenditures, which could be significant, might be necessary to meet the regulatory or permit requirements. Because the operating permits have not been issued and the regulatory requirements have not been finalized, the Company cannot estimate the extent of these expenditures.

Process Safety Management and Risk Management Planning

    Several of the Company's facilities are subject to Process Safety Management (PSM) standards under the Occupational Safety and Health Act and to the recently promulgated Risk Management Planning (RMP) requirements under the Clean Air Act. PSM standards require covered facilities with processes that handle certain chemicals to implement written safety management plans, procedures and employee training. RMP rules require covered facilities to establish plans for preventing and responding to accidental releases. Under RMP, facilities also must release to the public information about regulated processes and release prevention programs, the potential for accidental releases and the facility's "worst case" release scenarios and their potential effects on nearby populations. The Company continues to implement the required programs and prepare for compliance with the new RMP rule. As compliance efforts proceed, the anticipated costs to complete these planning processes could be substantial.

Management of Residual Materials

    Phosphate and potash mining and processing produce tailings or other residual materials that must be managed. Phosphate residuals, consisting primarily of phosphogypsum, typically are stored in phosphogypsum stack systems. Potash producers generally store tailings, which contain primarily salt, iron and clay, in surface disposal sites. The Company has incurred and will continue to incur significant costs to manage its phosphate and potash residual materials in accordance with environmental laws, regulations and permit requirements.

    To address concerns about potash tailings management, the Saskatchewan Department of Environmental and Resource Management (the Department) published regulations in 1994 requiring all potash mine operators: (i) to submit facility decommissioning and reclamation plans for approval; and (ii) to provide assurances that the plans will be carried out. The decommissioning and reclamation plans and related assurances cover all facilities at a mine, including surface disposal sites for potash tailings. The Company has filed or will file its decommissioning plans during calendar 1996. Implementation of the plans probably will be deferred until an affected facility is closed, which the Company does not anticipate in the foreseeable future. Until all of the decommissioning plans have been prepared and approved, the Company, like all members of the Saskatchewan potash industry, is unable to predict with certainty the financial impact of the regulations on the Company.

    With regard to phosphate processing, Florida law may require IMC-Agrico to close one or more of its unlined phosphogypsum stacks and/or associated cooling ponds after March 25, 2001, if the stack system is demonstrated to cause a violation of Florida's water quality standards. IMC-Agrico has already filed an application with Florida's Department of Environmental Protection to close the unlined gypsum stack at its New Wales facility in central Florida. Closure activities would begin on July 1, 1998 and would cost approximately $2.5 million, net of recorded accruals, for construction activities over a period of five years. IMC-Agrico cannot predict at this time whether Florida will require closure of any of its stack systems. The costs of such closure could be significant.

    IMC-Agrico continues to address elevated sulfate levels in groundwater at its New Wales facility. In 1992, elevated sulfate levels were detected in groundwater beneath the cooling pond. In response, the Central Florida Regional Planning Council required IMC-Agrico to plug former recharge wells (believed to be the source of the elevated sulfate levels) and either to show, by September 1997, that groundwater sulfate levels have returned to acceptable levels or to line or relocate the cooling pond. Recent monitoring data has evidenced a downward trend in the sulfate levels. If the downward trend continues, IMC-Agrico likely will meet the 1997 deadline. If sulfate levels do not reach acceptable levels, IMC-Agrico will request an extension of the 1997 deadline. The estimated cost to line or relocate the cooling pond could be in the range of $50.0 million.

Remedial Activities

    The historical use and handling of regulated chemical substances and crop nutrient products in the normal course of the Company's business has resulted in contamination at facilities presently or previously owned or operated by the Company. The Company has also purchased facilities that were contaminated by previous owners through their use and handling of regulated chemical substances. Spills or other unintended releases of regulated substances have occurred in the past, and potentially could occur in the future, possibly requiring the Company to undertake or fund cleanup efforts. The Company cannot estimate the level of expenditures that may be required in the future to clean up contamination from the handling of regulated chemical substances or crop nutrients.

    At some locations, the Company has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations (which currently are in progress) to determine whether remedial action may be required to address contamination. The cost of any remedial actions that ultimately may be required at these sites currently cannot be determined.

    The Company believes that it is entitled to at least partial indemnification for a portion of the costs that may be expended by the Company to remedy environmental issues at certain facilities and operations pursuant to indemnification agreements. These agreements address issues that resulted from activities occurring prior to the Company's acquisition of facilities from parties including PPG Industries, Inc., Kaiser Aluminum & Chemical Corporation, Beatrice Companies, Inc., Estech, Inc. and certain private parties. The Company has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date.

Superfund

    The Comprehensive Environmental Response Compensation Liability Act (CERCLA), also known as "Superfund," imposes liability without regard to fault or to the legality of a party's conduct on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, the Company is involved in or concluding involvement at a number of Superfund sites. With one possible exception, discussed below, at none of these sites alone, nor in the aggregate, is the Company's liability currently expected to be material. As more information is obtained regarding the sites and the potentially responsible parties (PRPs) involved, this expectation may change.

    IMC-Agrico is one of 70 PRPs participating in investigation of the Petroleum Products Site in Florida. To date, the PRP group has spent approximately $2.7 million to address waste oil remaining on site and expects to spend up to an additional $3.3 million on these activities. Remedial cost estimates to clean up on-site soils and structures range from $2.0 million to $40.0 million. Cost estimates have not yet been
developed for groundwater remediation.   IMC-Agrico tentatively has
been placed 27th on the list of 70 members within the PRP group. The group also has identified approximately 1,000 additional PRPs. Because investigation of the site is incomplete and the required remedy has not been selected, a reliable estimate of cleanup costs, and IMC-Agrico's contribution to those costs, cannot be made at this time.

Employees

    The Company had approximately 9,200 employees at June 30, 1996. The work force consisted of 3,614 salaried, 5,523 hourly and 63 temporary or part-time employees.

Labor Relations

    The Company has 18 collective bargaining agreements with eight international unions or their affiliated local chapters. Nine agreements covering 40 percent of the hourly work force were negotiated during calendar 1995, and three agreements covering two percent of the hourly work force have been negotiated to date in calendar 1996. Resulting wage and benefit increases were consistent with competitive industry and community standards. One agreement covering less than one percent of the hourly work force will expire during the remainder of calendar 1996. The Company has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

Item 2.  Properties.

    Information regarding the plant and properties of the Company is included in Item 1, "Business."

Item 3.  Legal Proceedings.

ENVIRONMENTAL PROCEEDINGS

    Information regarding environmental proceedings is included in Item 1, "Business-Other Matters."

Sterlington Litigation

    Angus Chemical Company (Angus) and the Company are involved in various litigation arising out of a May 1991 explosion at a nitroparaffins plant located in Sterlington, Louisiana. Angus wants the Company to assume responsibility for a class action lawsuit currently pending in Louisiana against the Company, Angus, and other defendants for injuries arising out of the explosion, and to reimburse Angus for amounts that Angus has paid for settled claims in connection with the Sterlington explosion. With respect to the settled demands, Angus, in pleadings filed in Louisiana and Texas, states that it is seeking approximately $9.5 million, plus interest, fees, and costs. In addition, Angus is seeking direct payment from the Company's insurers, X.L. Insurance Company, Ltd. (XL) and A.C.E. Insurance Company, Ltd.
(ACE) for certain damages in an action pending in Louisiana state court. Angus has not specified how much it is seeking from the Company's insurers. Angus may be asserting claims against XL for the difference between the limits of the XL policy of $75.0 million and the $45.7 million that XL has paid to the Company under the policy. In addition, Angus may be asserting claims against ACE for the difference between the limit of the ACE policy of $100.0 million and the $15.0 million that ACE previously paid to the Company. The Company may have obligations to indemnify certain of the insurers if Angus is successful in this case. The Company is unable to estimate the magnitude of its exposure at this time.

    The Company continues to vigorously litigate each of the matters arising out of the Sterlington explosion. A jury trial is scheduled to commence in March 1997 in Texas state court with respect to Angus' and the Company's claims for contribution and indemnity for the settled demands. Discovery is still not complete with respect to the lawsuits scheduled for trial in March 1997, and all of the other lawsuits are in early stages. In addition, Angus has filed an action in federal court in Louisiana seeking reimbursement for amounts allegedly expended to remediate certain environmental sites at the Sterlington plant. In its pleadings filed with the Louisiana federal court, Angus states that it is seeking approximately $1.8 million for amounts expended, plus interest, fees, costs and reimbursement for any future expenses. The Company is unable to estimate the magnitude of its exposure at this time.

Potash Antitrust Litigation

    A number of class action suits have been filed in United States federal courts, two California state courts and an Illinois state court against most of the North American potash producers, including the Company. The complaints essentially allege that the North American potash producers acted together to fix the price of potash sold in the United States. The complaints do not specify the amount of damages sought by the plaintiffs. All of the complaints seek treble damages and attorneys' fees and ask that the court find the defendants jointly and severally liable.

    Suits filed in federal courts in Minnesota, Illinois and Virginia have been consolidated in Minnesota. All of the claims in these suits are asserted on behalf of a purported group of direct purchasers of potash in the United States, which class has been certified by the court. Discovery is now concluded in the case. The federal magistrate overseeing the case has formally recommended dismissal of the suit by summary judgment.

    In addition to the direct purchaser actions filed in the United States District Courts, two complaints have been filed in California state courts on behalf of indirect purchasers residing in California. The Company has answered both of the California complaints and has denied all material allegations. These cases are still in a preliminary stage and no discovery has been conducted.

    The case filed in Illinois state court has been dismissed for failure to state a claim. Plaintiffs have appealed the dismissal.

    The Company is not able to estimate the amount of damages that could ultimately be sought in the civil suits. Based upon available information, management of the Company believes that the Company has not acted in concert with others to fix prices in violation of the United States antitrust laws or any other laws. There can be no assurance, however, that these cases will ultimately be decided in a manner favorable to the Company. In connection with the Company's

Colonsay mine, affiliates of Noranda Inc. (Noranda), from whom the Company purchased the mine in January 1995, are also named as defendants in the civil suits. The Company did not agree to assume any liabilities of Noranda or such affiliates with respect to operations at Colonsay prior to the closing of the purchase which may arise out of such antitrust litigation, and the Company is entitled to be indemnified by Noranda against such liabilities should they arise.

    The Antitrust Division of the United States Department of Justice had been conducting a grand jury investigation into allegations similar to those made in the civil actions. In June 1996, the Company was advised that the investigation was concluded and a spokesperson for the Antitrust Division has stated that no action will be taken.

FTC Phosphate Operations Inquiry

    The Company was notified on October 2, 1995 by the Federal Trade Commission (FTC) that the FTC is conducting an investigation to determine whether manufacturers of concentrated phosphates may have violated Section 5 of the Federal Trade Commission Act, as amended, by agreeing to restrict output or raise prices. The FTC has requested that the Company provide certain information and documents regarding the Company's phosphate operations. The Company has submitted responsive information and documents to the FTC. The FTC has stated that neither its request for information and documents nor the fact it has commenced an investigation should be construed as indicating that a violation has occurred or is occurring.

Other

    In the ordinary course of its business, the Company is involved in routine litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The ages and five-year employment history of the Company's executive officers at August 30, 1996 were as follows:

Wendell F. Bueche
Age 65. Chairman and Chief Executive Officer of the Company; President of the Company from 1993 until 1994; joined the Company in 1993;
retired from full time employment from 1989 until 1993; member of the Board of Directors of the Company since 1991.

Robert E. Fowler, Jr.
Age 60. President and Chief Operating Officer of the Company; joined the Company in March 1996; President of The Vigoro Corporation from July 1993 through February 1996; Chief Executive Officer of The Vigoro Corporation from September 1994 through February 1996; also served as Chief Operating Officer of The Vigoro Corporation; President and Chief Executive Officer of BCC Industrial Services from June 1991 to June 1993; member of the Board of Directors of the Company since 1996.

C. Steven Hoffman
Age 47. Senior Vice President of the Company; Senior Vice President, Marketing from 1993 until 1994; Senior Vice President, Sales from 1992 until 1993; Senior Vice President, Wholesale Marketing from 1990 until 1992; joined the Company in 1974.

B. Russell Lockridge
Age 46. Senior Vice President, Human Resources of the Company; joined the Company in July 1996; Corporate Director, Executive Compensation and Development at FMC Corporation from 1983 to 1996.

Anne M. Scavone
Age 33. Controller of the Company; joined the Company in April 1993; Director, Joint Venture Finances from April 1995 to April 1996; Joint Venture Financial Coordinator from April 1993 to April 1995; Manager, Ernst & Young from July 1990 to April 1993.

Brian J. Smith
Age 52.  Executive Vice President, Chief Financial Officer and
Treasurer of the Company; joined the Company in February 1996;
Executive Vice President and Chief Financial Officer at W. R. Grace & Co. from 1989 to 1995.

Marschall I. Smith
Age 51. Senior Vice President and General Counsel of the Company; joined the Company in 1993; Senior Vice President and General Counsel of American Medical International from 1992 until 1993; Associate
General Counsel of Baxter International from 1980 to 1992.

    All of the Company's executive officers are elected annually, with the terms of the officers listed above to expire in October 1996. No "family relationships," as that term is defined in Item 401(d) of Regulation S-K, exist among any of the listed officers.

PART II.

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters.

COMMON STOCK PRICES AND DIVIDENDS

                                              Quarter
                                 -------------------------------------
Fiscal 1996                      First     Second     Third     Fourth
- ----------------------------------------------------------------------
Dividends per common share      $  0.05      0.08      0.08      0.08
Common stock prices:
High                             $33.313    40.875    43.250    39.875
Low                              $27.000    30.313    33.625    32.250


                                              Quarter
                                 -------------------------------------
Fiscal 1995                      First     Second     Third     Fourth
- ----------------------------------------------------------------------
Dividends per common share         -        $0.05      0.05      0.05
Common stock prices:
High                             $22.313    22.375    26.250    27.313
Low                              $17.063    18.125    20.625    22.250

    The Company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol IGL. As of August 30, 1996, the Company had 92,419,558 shares of common stock outstanding, excluding 5,545,884 treasury shares. Common stock prices are from the composite tape for New York Stock Exchange issues as reported in The Wall Street Journal. Data in the table above have been restated to reflect a 2-for-1 stock split, effected in the form of a 100 percent stock dividend distributed on November 30, 1995.

    As of August 30, 1996, the number of registered holders of common stock as reported by the Company's registrar was 479. However, an indeterminable number of shareholders beneficially own shares of the Company's common stock through investment funds and brokers.

    For the year ended June 30, 1996, the Company paid $35.5 million of cash dividends. The Company's debt instruments contain provisions which limit the Company's ability to pay dividends on its common stock. See "Management's Discussion and Analysis of Results of Operations and Financial Condition - Capital Resources and Liquidity" incorporated herein by reference.

Item 6.  Selected Financial Data.

    The information for the years 1992 through 1996 contained under the heading "Five Year Comparison" appearing on page 72 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 34 through 47 of the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data.

    The Company's Consolidated Financial Statements and Notes thereto appearing on pages 50 through 71 of the Company's 1996 Annual Report to Stockholders, together with the report thereon of Ernst & Young LLP dated July 31, 1996, appearing on page 48 of such Annual Report and the information contained under the heading "Quarterly Results (unaudited)" appearing on page 73 of such Annual Report, are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

    The information contained under the headings "The Annual Meeting-- Election of Directors" and "Beneficial Ownership of Common Stock--
Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders and the information contained under the heading "Executive Officers" in Part I hereof is incorporated herein by reference.

Item 11.  Executive Compensation.

    The information under the heading "Executive Compensation" included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

    The information under the heading "Beneficial Ownership of Common Stock" included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference. The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions.

    The information under the headings "Executive Compensation" and "Transactions with Principal Stockholders, Directors and Executive Officers" included in the Company's definitive Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
K.

(a) (1)The financial statements and other financial data of IMC
       Global, listed below and included in the Company's 1996 Annual Report to Stockholders, are incorporated herein by reference:

       Report of Independent Auditors.

       Consolidated Statement of Earnings - Years ended June 30, 1996, June 30, 1995 and June 30, 1994.

       Consolidated Balance Sheet - At June 30, 1996 and June 30,
       1995.

       Consolidated Statement of Cash Flows - Years ended June 30, 1996, June 30, 1995 and June 30, 1994.

       Consolidated Statement of Changes in Stockholders' Equity - Years ended June 30, 1996, June 30, 1995 and June 30, 1994.

       Notes to Consolidated Financial Statements.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange
       Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The exhibits listed in the following index have previously been filed with the Securities and Exchange Commission or are being filed as part of this report.

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------
3.1    Restated Certificate of       Company's Report on
       Incorporation, as amended     Form 8-K dated
                                     November 1, 1994

3.2    By-Laws, amended as of July   Company's Report on
       2, 1991, and as currently in  Form 8-K dated July
       effect                        2, 1991

3.3    Rights Agreement dated June   Company's Report on
       21, 1989, amended as of       Form 8-A/A dated
       August 17, 1995, with The     September 7, 1995.
       First National Bank of
       Chicago (including the
       Shareholder Rights Plan).

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

3.4    Certificate of Amendment to   Exhibit 3.2 to the
       Restated Certificate of       Company's
       Incorporation, dated October  Registration
       23, 1995                      Statement on Form 8-
                                     A/A-1 dated January
                                     12, 1996

3.6    By-Laws, amended as of March  Exhibit 4.4 to the
       4, 1996, and as currently in  Company's Post-
       effect                        Effective Amendment
                                     No. 1 on Form S-8
                                     to Form S-4
                                     (No. 333-0439)
4.1    Indenture dated as of         Exhibit 4.4 to the
       December 1, 1991 between the  Company's Form SE
       Registrant and The Bank of    filed on December
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

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

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

4.9    First Supplemental
       Indenture, dated as of
       September 5, 1996, between
       IMC Global Inc. and The Bank
       Of New York, as successor
       trustee to NationsBank of
       Georgia, which amends and
       supplements the Indenture
       dated as of June 15, 1993,
       between IMC Global Inc. and
       the trustee relating to the
       issuance of 10 1/8% Senior
       Notes due 2001 and 10 1/8 %
       Series B Senior Notes Due
       2001                                                X

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

4.10   Second Supplemental
       Indenture, dated as of
       September 3, 1996, between
       IMC Global Inc. and The Bank
       Of New York, as successor
       trustee to NationsBank of
       Georgia, which amends and
       supplements the Indenture
       dated as of October 1, 1993,
       between IMC Global Inc. and
       the trustee and the
       Supplemental Indenture dated
       as of October 1, 1993
       between IMC Global Inc. and
       the trustee, relating to the
       issuance of a series of
       Senior Debt Securities known
       as the 9 1/4% Senior Notes
       due 2000.                                           X

10.1   Intercorporate Agreement      Exhibit 10.1 to the
       dated as of July 1, 1987, by  Company's
       and between Mallinckrodt and  Registration
       IMC Global Operations Inc.    Statement on Form S-
       with Exhibits, including the  1, (Amendment No.
       Restated Certificate of       2)
       Incorporation of IMC Global   (No. 33-17091)
       Inc., as amended; By-Laws of
       IMC Global Inc.; Preliminary
       Agreement for K-2 Advances;
       Registration Rights
       Agreement; Services
       Agreement; Management
       Services Agreement;
       Agreement regarding
       Pollution Control and
       Industrial Revenue Bonds;
       License Agreement; office
       lease and sublease;
       management agreements;
       supply agreements; and
       transportation service
       agreements

10.2   Supply agreements (Included   Exhibit 10.1 to the
       in Exhibit 10.1)              Company's
                                     Registration
                                     Statement on Form S-
                                     1, (No. 33-17091)

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

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

10.5 * Management Incentive          Exhibit 10.5 to the
       Compensation Program, as      1995 Annual Report
       amended through July 1,       on Form 10-K
       1995, and as currently in
       effect

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

10.8 * 1994 Stock Option Plan for    Exhibit 4(a) to the
       Non-Employee Directors        Company's
                                     Registration
                                     Statement on Form S-
                                     8
                                     (No. 33-56911)

10.9 * Retirement Plan for Salaried  Exhibit 10.9 to the
       Employees, as amended         1995 Annual Report
       through November 1, 1994,     on Form 10-K
       and as currently in effect

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

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

10.12* Investment Plan for Salaried  Exhibit 10.12 to
       Employees, as amended         the 1995 Annual
       through July 1, 1994, and as Report on Form 10-K currently in effect

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
                                     (No. 33-17091)

10.16* Corporate Staff Employee      Exhibit 10.32 to
       Severance & Benefit           the 1989 Annual
       Assurance Policy              Report on Form 10-K

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

10.17* Form of Trust Agreement with  Exhibit 10.33 to
       Wachovia Bank & Trust Co.,    the 1992 Annual
       N.A., as amended through      Report on Form 10-K
       August 15, 1991

10.18* Form of Contingent            Exhibit 10.18 to
       Employment Agreement dated    the 1995 Annual
       September 1, 1995, with       Report on Form 10-K
       Officers of Corporation

10.19* Directors Retirement Service  Exhibit 10.36 to
       Plan                          the 1989 Annual
                                     Report on Form 10-K

10.20* Form of "Gross Up" Agreement  Exhibit 10.20 to
       dated September 1, 1995,      the 1995 Annual
       with Officers of              Report on Form 10-K
       Corporation, as amended

10.21  Sulphur Joint Operating       Exhibit 10.40 to
       Agreement dated as of May 1,  the 1990 Annual
       1988, among Freeport-McMoRan  Report on Form 10-K
       Resource Partners, IMC
       Global Operations Inc. and
       Felmont Oil Corporation
10.22  Oil/Gas Operating Agreement   Exhibit 10.41 to
       dated as of June 5, 1990,     the 1990 Annual
       among Freeport-McMoRan        Report on Form 10-K
       Resource Partners, IMC
       Global Operations Inc. and
       Felmont Oil Corporation

10.23  Agreement in Principle dated  Exhibit 10.43 to
       September 7, 1990, with       the 1990 Annual
       Mallinckrodt                  Report on Form 10-K

10.24  Agreement dated as of         Exhibit 10.44 to
       September 12, 1990, with      the 1990 Annual
       Mallinckrodt                  Report on Form 10-K

10.25  Memorandum of Agreement as    Exhibit 10.51 to
       of December 21, 1990,         the 1991 Annual
       amending Mining and           Report on Form 10-K
       Processing Agreement of
       January 31, 1978, between
       Potash Corporation of
       Saskatchewan Inc. and
       International Minerals &
       Chemical (Canada) Global
       Limited

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

10.26  Division of Proceeds          Exhibit 10.52 to
       Agreement dated December 21,  the 1991 Annual
       1990, between Potash          Report on Form 10-K
       Corporation of Saskatchewan
       Inc. and International
       Minerals & Chemical (Canada)
       Global Limited

10.27  Directors' Retirement         Exhibit 10.54 to
       Services Plan Effective July  the 1992 Annual
       1, 1989                       Report on Form 10-K

10.28  Contribution Agreement dated  Exhibit 10.55 to
       April 5, 1993 between         the Company's March
       Freeport-McMoRan Resource     31, 1993 Form 10-
       Partners, Limited             Q/A (Amendment No.
       Partnership and IMC Global    1) filed on May 19,
       Operations Inc.               1993

10.29  Form of Partnership           Exhibit 10.29 to
       Agreement, dated as of July   the 1995 Annual
       1, 1993, as further amended   Report on Form 10-K
       and restated as of May 26,
       1995, between IMC-Agrico GP
       Company, Agrico L.P. and IMC-
       Agrico MP Inc., including
       definitions

10.30  Form of Parent Agreement,     Exhibit 10.30 to
       dated as of July 1, 1993, as the 1995 Annual further amended and restated Report on Form 10-K as of May 26, 1995, between IMC Global Operations Inc.,
       Freeport-McMoRan Resource
       partners, Limited
       Partnership, Freeport-
       McMoRan Inc. and IMC-Agrico
       Company

10.31  Amendment, Waiver and         Exhibit 10.31 to
       Consent, dated May 26, 1995,  the 1995 Annual
       among IMC Global Inc., IMC    Report on Form 10-K
       Global Operations Inc., IMC-
       Agrico GP Company, IMC-
       Agrico MP, Inc., IMC-Agrico
       Company, Freeport-McMoRan
       Inc., Freeport-McMoRan
       Resource Partners, Limited
       Partnership, and Agrico,
       Limited Partnership

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

10.32  Agreement and Plan of         Exhibit 10.32 to
       Complete Liquidation and      the 1995 Annual
       Dissolution, dated May 26,    Report on Form 10-K
       1995, among IMC Global
       Operations Inc., IMC-Agrico
       GP Company, and IMC-Agrico
       MP, Inc.

10.33  Sterlington Settlement        Exhibit 10.58 to
       Agreement between IMC Global  the Company's March
       Inc., Angus Chemical Company  31, 1993 Form
       and Industrial Risk Insurers  10-Q/A (Amendment
       dated April 1, 1993           No. 1) filed on May
                                     19, 1993

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

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

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

10.40  Amendment to Guaranty, dated  Exhibit 10.68 to
       June 30, 1993, with respect   the Company's
       to Polk County Industrial     Registration
       Development Authority         Statement on Form S-
       (Florida) Industrial          4, (No. 33-49795)
       Development Revenue Bonds
       (IMC Global Operations Inc.
       Project) 1991 Tax-Exempt
       Series A and 1992 Tax-Exempt
       Series A
10.41  Indenture of Trust, dated as  Exhibit 10.69 to
       of December 1, 1991, between  the Company's
       Polk County Industrial        Registration
       Development Authority (the    Statement on Form S-
       "Authority") and The Bank of  4, (No. 33-49795)
       New York, as Trustee (the
       "IRB Trustee") relating to
       the Industrial Development
       Revenue Bonds (IMC Global
       Operations Inc. Project)
       1991 Tax-Exempt Series A
       (the "Series 1991 Bonds")

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

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

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

10.49* Amendment and Extension       Exhibit 10.49 to
       Agreement, dated as of June   the 1995 Annual
       15, 1995, to Employment       Report on Form 10-K
       Agreement dated as of April
       15, 1993 and Consulting
       Agreement dated as of July
       19, 1993, between Wendell F.
       Bueche and IMC Global Inc.

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

10.50* Consulting Agreement, dated   Exhibit 10.49 to
       March 1, 1993, between        the Company's
       Billie B. Turner and IMC      Registration
       Global Inc.                   Statement on Form S-
                                     4, (No. 33-49795)
10.51  Amendment No. 1 and Waiver    Exhibit 10.51 to
       No. 1, dated as of June 30,   the 1993 Annual
       1993, to Credit Agreement     Report on Form 10-K
       dated as of June 29, 1993
       among IMC Global Operations
       Inc., IMC Global Inc. and
       the Banks Listed Therein

10.52  Amendment No. 2, Waiver No.   Exhibit 10.52 to
       2 and Consent No. 1, dated    the 1993 Annual
       as of September 3, 1993, to   Report on Form 10-K
       Credit Agreement dated as of
       June 29, 1993 among IMC
       Global Operations Inc., IMC
       Global Inc. and the Banks
       Listed Therein

10.53  Amendment No. 1, dated as of  Exhibit 10.53 to
       June 24, 1994 to Credit       the 1995 Annual
       Agreement, dated as of        Report on Form 10-K
       February 9, 1994 between IMC-
       Agrico Company, NationsBank
       of Georgia and the Banks
       Listed Therein

10.54  Amendment No. 2, dated as of  Exhibit 10.54 to
       February 24, 1995 to Credit   the 1995 Annual
       Agreement, dated as of        Report on Form 10-K
       February 9, 1994 between IMC-
       Agrico Company, NationsBank
       of Georgia and the Banks
       Listed Therein

10.55  Credit Agreement, dated as    Exhibit 99.1 to the
       of February 9, 1994, between  Company's
       IMC-Agrico Company,           Registration
       NationsBank of Georgia, and   Statement on Form S-
       the Banks Listed Therein      3, (Amendment No.
                                     1) (No. 33-52377)

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

10.56  Amendment No. 3, dated as of  Exhibit 10.52 to
       December 30, 1993, to Credit  the 1994 Annual
       Agreement dated as of June    Report on Form 10-K
       29, 1993 among IMC Global
       Operations Inc., IMC Global
       Inc. and the Banks Listed
       Therein

10.57  Amendment No. 4, dated as of  Exhibit 10.53 to
       March 10, 1994, to Credit     the 1994 Annual
       Agreement dated as of June    Report on Form 10-K
       29, 1993 among IMC Global
       Operations Inc., IMC Global
       Inc. and the Banks Listed
       Therein

10.58  Amendment No. 5, dated as of  Exhibit 10.54 to
       June 30, 1994, to Credit      the 1994 Annual
       Agreement dated as of June    Report on Form 10-K
       29, 1993 among IMC Global
       Operations Inc., IMC Global
       Inc. and the Banks Listed
       Therein

10.59  Amendment No. 6, dated as of  Exhibit 10.55 to
       November 30, 1994, to Credit  the Company's
       Agreement dated as of June    December 31, 1994
       29, 1993 among IMC Global     Form 10-Q filed
       Operations Inc., IMC Global   February 13, 1995
       Inc. and the Banks Listed
       Therein

10.60  Transfer and Administration   Exhibit 10.60 to
       Agreement, dated as of        the 1995 Annual
       October 31, 1994, between     Report of Form 10-K
       Enterprise Funding
       Corporation and IMC-Agrico
       Company

10.61  Amended and Restated Credit   Exhibit 10.61 to
       Agreement, dated as of July   the 1995 Annual
       31, 1995, between IMC Global  Report on Form 10-K
       Operations Inc., IMC Global
       Inc. and the Banks Listed
       Therein

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

10.62  Amendment No. 1 to Transfer   Exhibit 10.62 to
       and Administration            the Company's
       Agreement, dated as of        December 31, 1995
       October 30, 1995, between     Form 10-Q
       Enterprise Funding
       Corporation and IMC-Agrico
       Company

10.63  Agreement Under the Parent    Exhibit 10.63 to
       Agreement, dated as of        the Company's
       January 23, 1996, among IMC   December 31, 1995
       Global Inc., IMC Global       Form 10-Q
       Operations Inc., Freeport-
       McMoRan Resource Partners
       Limited Partnership,
       Freeport-McMoRan Inc. and
       IMC-Agrico Company, a
       Delaware general partnership

10.64  Amendment and Agreement       Exhibit 10.64 to
       Under the Partnership         the Company's
       Agreement, dated as of        December 31, 1995
       January 23, 1996, by and      Form 10-Q
       among IMC-Agrico GP Company,
       Agrico, Limited Partnership,
       IMC-Agrico MP, Inc., IMC
       Global Operations Inc. and
       IMC-Agrico Company

10.65  Credit Agreement, dated as    Exhibit 10.65 to
       of February 28, 1996, among   the Company's
       IMC Global Inc., IMC Global   Report on Form 8-K
       Operations Inc.,              dated March 15,
       International Minerals &      1996
       Chemical (Canada) Global
       Limited, Kalium Canada Ltd.,
       Central Canada Potash, Inc.
       and the Banks Listed Therein

10.66  Second Amended and Restated   Exhibit 10.66 to
       Note Purchase Agreement,      the Company's
       dated as of February 28,      Report on Form 8-K
       1996, to the Amended and      dated March 15,
       Restated Note Purchase and    1996
       Private Shelf Agreement
       dated as of December 22,
       1994, among IMC Global Inc.,
       The Vigoro Corporation and
       The Prudential Insurance
       Company of America

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

10.67  Second Amended and Restated   Exhibit 10.67 to
       Note Purchase Agreement,      the Company's
       dated as of February 28,      Report on Form 8-K
       1996, to the Amended and      dated March 15,
       Restated Note Purchase and    1996
       Private Shelf Agreement
       dated as of December 22,
       1994, between Kalium Canada,
       Ltd. and The Prudential
       Insurance Company of America

10.68  Fourth Amendment and Waiver   Exhibit 10.68 to
       Agreement dated as of May     the Company's March
       14, 1996 to the Credit        31, 1996 Form 10-Q
       Agreement, by and among
       IMC-Agrico Company, a
       Delaware general
       partnership, the Banks
       identified therein, and
       NationsBank, N.A. (successor
       in interest to NationsBank,
       N.A. and NationsBank of
       North Carolina, N.A., as
       Agent)

10.69  Agreement and Plan of Merger  Exhibit 99.2 to the
       dated as of November 13,      Company's September
       1995 among IMC Global Inc.,   30, 1995 Form 10-Q
       Bull Merger Company and The
       Vigoro Corporation

10.70  Registration Rights           Exhibit 99.6 to the
       Agreement dated as of March   Company's March
       1, 1996 among IMC Global      31,1996 Form 10-Q
       Inc. and certain former
       stockholders of The Vigoro
       Corporation

10.71* Non-competition Agreement
       dated as of March 1, 1996
       between IMC Global Inc., IMC
       Global Operations Inc. and
       C. Steven Hoffman                                   X

10.72* Non-competition Agreement
       dated as of February 29,
       1996 between IMC Global Inc.
       and Robert E. Fowler, Jr.                           X

                                                         Filed with
Exhibit                             Incorporated Herein  Electronic
  No.         Description              By Reference to   Submission
- --------------------------------------------------------------------

10.73  Transition Bonus Agreement
       dated as of March 1, 1996
       between IMC Global Inc., IMC                        X
       Global Operations Inc. and
       Marschall I. Smith

10.74  The Vigoro Corporation
       Severance Plan, as amended                          X

10.75* The IMC Global Inc.
       Severance Plan                                      X

10.76* Letter Agreement dated March
       5, 1996, between the Company
       and Brian J. Smith                                  X

11.1   Fully diluted earnings
       (loss) per share for the
       years ended June 30, 1996,
       1995 and 1994                                       X

13     The portions of the
       Company's 1996 Annual Report
       to Stockholders which are
       specifically incorporated by
       reference.                                          X

13.1   Report of Arthur Andersen
       LLP                                                 X

21.1   Subsidiaries of the
       Registrant                                          X

23.1   Consent of Ernst & Young LLP                        X

23.2   Consent of Arthur Andersen
       LLP                                                 X

27.1   Financial Data Schedule                             X


*  Denotes management contract or compensatory plan.

(b)    REPORTS ON FORM 8-K

       There were no reports on Form 8-K filed by the Company during the last quarter of fiscal 1996.

(c)    EXHIBITS

       See exhibit index listed at Item 14(a)(3) hereof.

(d) Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually or in the aggregate significant under the tests specified in Regulation S-X under
       Article 3.09 of general instructions to the financial statements.



                              SIGNATURES

  Pursuant to the requirements of 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 IMC GLOBAL INC.
                                     (Registrant)

                              /s/ Wendell F. Bueche
                                  Wendell F. Bueche
                                  Chairman and Chief Executive Officer

Date:  September 27, 1996


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature               Title                     Date

/s/ Wendell F. Bueche Chairman and Chief           September 27, 1996
Wendell F. Bueche     executive officer
                      (principal executive
                      officer) and Director

/s/ Robert E. Fowler, Jr.  President (principal    September 27, 1996
Robert E. Fowler, Jr.      operating officer)
                           and Director

/s/ Brian J. Smith    Chief Financial Officer      September 27, 1996
Brian J. Smith        (principal financial
                      officer)

/s/ Anne M. Scavone   Controller (principal        September 27 , 1996
Anne M. Scavone       accounting officer)

/s/ Raymond F. Bentele     Director                September 27, 1996
Raymond F. Bentele

/s/ Frank W. Considine     Director                September 27, 1996
Frank W. Considine

/s/ Rod F. Dammeyer        Director                September 27, 1996
Rod F. Dammeyer

/s/ Dr. James M. Davidson  Director                September 27, 1996
Dr. James M. Davidson

/s/ Richard A. Lenon       Director                September 27, 1996
Richard A. Lenon

/s/ Harold H. MacKay       Director                September 27, 1996
Harold H. MacKay

/s/ David B. Mathis        Director                September 27, 1996
David B. Mathis

/s/ Thomas H. Roberts, Jr. Director                September 27, 1996
Thomas H. Roberts, Jr.

/s/ Joseph P. Sullivan     Director                September 27, 1996
Joseph P. Sullivan

/s/ Richard L. Thomas      Director                September 27, 1996
Richard L. Thomas

/s/ Billie B. Turner       Director                September 27, 1996
Billie B. Turner

/s/ Clayton K. Yeutter     Director                September 27, 1996
Clayton K. Yeutter