Form 10-Q
period 1996-09-30
IMC GLOBAL INC
filed 1996-11-13
CIK 820626

---------------------------------------------------------------------
  ------------------------------------------------------------------





                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549
                         -----------------------

                               FORM 10-Q



          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1996

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 92,487,536 shares, excluding 5,545,884 treasury shares as of November 5, 1996.




  ------------------------------------------------------------------
----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The accompanying interim condensed consolidated financial statements of IMC Global Inc. (the Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's 1996 Annual Report to Stockholders, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the following Notes to Condensed Consolidated Financial Statements. Certain 1995 amounts have been reclassified to conform to the 1996 presentation. Interim results are not necessarily indicative of the results expected for the fiscal year.


CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)
                                              Three months ended
                                                  September 30,
                                               1996       1995
-----------------------------------------------------------------
Net sales                                      $603.6     $599.4
Cost of goods sold                              448.1      450.7
                                               ------     ------
  Gross margins                                 155.5      148.7

Selling, general and administrative expenses     56.4       46.0
                                               ------     ------
  Operating earnings                             99.1      102.7

Other (income) and expense, net                  (2.6)      (4.6)
Interest expense                                 15.1       16.8
                                               ------     ------
Earnings before minority interest                86.6       90.5
Minority interest                                41.6       38.8
                                               ------     ------
Earnings before taxes                            45.0       51.7
Provision for income taxes                       16.4       19.6
                                               ------     ------
Earnings before extraordinary item               28.6       32.1
Extraordinary loss - debt retirement             (7.5)
                                               ------     ------
  Net earnings                                 $ 21.1     $ 32.1
                                               ======     ======

Earnings per share:
Earnings before extraordinary item             $  .31     $  .35
Extraordinary loss - debt retirement             (.08)
                                               ------     ------
  Net earnings                                 $  .23     $  .35
                                               ------     ------

Weighted average number of shares and
  equivalent shares outstanding                  93.6       92.2

 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)

                                             September 30,  June 30,
Assets                                          1996        1996
------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                  $   54.5   $    9.6
  Receivables, net                              224.4      350.2
  Inventories                                   514.4      476.7
  Deferred income taxes                          58.6       61.4
  Other current assets                           24.1       20.3
                                             --------   --------
    Total current assets                        876.0      918.2
Property, plant and equipment                 4,171.2    4,123.6
Accumulated depreciation and depletion       (1,821.8)  (1,772.3)
                                             --------   --------
  Net property, plant and equipment           2,349.4    2,351.3
Other assets                                    160.9      167.3
                                             --------   --------
Total assets                                 $3,386.3   $3,436.8
                                             ========   ========

Liabilities and Stockholders' Equity
-----------------------------------------------------------------
Current liabilities:
  Accounts payable                           $  179.0   $  193.5
  Accrued liabilities                           125.1      145.1
  Short-term debt and current maturities
   of long-term debt                             24.6       27.8
                                             --------   --------
    Total current liabilities                   328.7      366.4
Long-term debt, less current maturities         717.8      736.7
Deferred income taxes                           316.6      315.7
Other noncurrent liabilities                    355.1      352.0
Minority interest                               494.2      509.7
Stockholders' equity:
  Common stock, $1 par value, authorized
   250,000,000 shares; issued 98,024,029
   shares and 97,863,784 shares at
   September 30 and June 30, respectively        98.0       97.9
  Capital in excess of par value                824.9      821.7
  Retained earnings                             372.7      359.1
  Treasury stock, at cost, 5,545,884 shares    (107.3)    (107.3)
  Foreign currency translation adjustment       (14.4)     (15.1)
                                             --------   --------
    Total stockholders' equity                1,173.9    1,156.3
                                             --------   --------
Total liabilities and stockholders' equity   $3,386.3   $3,436.8
                                             ========   ========








 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                Three months ended
                                                   September 30,
                                                  1996      1995
------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
  Net earnings                                  $ 21.1     $ 32.1
  Adjustments to reconcile net earnings
   to net cash provided by operating
   activities:
    Depreciation, depletion and amortization      42.2       39.8
    Minority interest                             41.0       38.3
    Deferred income taxes                          3.7       (4.1)
    Other non-cash charges and credits, net       17.7       (5.8)
    Changes in:
      Receivables                                125.8       (2.5)
      Inventories                                (37.7)     (23.2)
      Other current assets                        (3.8)       4.4
      Accounts payable                           (14.5)     (58.1)
      Accrued liabilities                        (20.0)       4.9
                                                ------     ------
    Net cash provided by operating activities    175.5       25.8
                                                ------     ------
Cash Flows from Investing Activities
------------------------------------
  Capital expenditures                           (44.0)     (37.8)
  Sales of property, plant and equipment                       .3
                                                ------     ------
    Net cash used in investing activities        (44.0)     (37.5)
                                                ------     ------
    Net cash provided (used) before
     financing activities                        131.5      (11.7)

Cash Flows from Financing Activities
------------------------------------
  Joint venture cash distributions to FRP        (60.3)     (51.7)
  Payments of long-term debt                    (139.4)
  Proceeds from issuance of long-term debt       120.5        4.7
  Changes in short-term debt, net                 (3.2)      65.9
  Stock options exercised                          3.3        6.7
  Cash dividends paid                             (7.5)      (7.1)
  Other                                                      10.0
                                                ------     ------
    Net cash (used in) provided by
     financing activities                        (86.6)      28.5
                                                ------     ------
Net increase in cash and cash equivalents         44.9       16.8
Cash and cash equivalents - beginning
 of period                                         9.6      203.7
                                                ------     ------
Cash and cash equivalents - end of period       $ 54.5     $220.5
                                                ======     ======
Supplemental cash flow disclosures:
  Interest paid                                 $ 17.1     $ 10.4
  Income taxes paid, net of refunds             $ 12.2     $ 15.5

 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions except per share amounts)


                                                Three months ended
                                                   September 30,
                                                  1996      1995
------------------------------------------------------------------
Common stock:
  Balance at June 30                          $   97.9   $   96.4
  Stock options exercised                           .1         .3
                                              --------   --------
    Balance at September 30                       98.0       96.7

Capital in excess of par value:
  Balance at June 30                             821.7      782.6
  Stock options exercised                          3.2        6.3
                                              --------   --------
    Balance at September 30                      824.9      788.9

Retained earnings:
  Balance at June 30                             359.1      246.1
  Net earnings                                    21.1       32.1
  Dividends ($.08 per share)                      (7.5)      (7.1)
                                              --------   --------
    Balance at September 30                      372.7      271.1

Treasury stock:
    Balance at June 30 and September 30         (107.3)    (107.4)

Foreign currency translation adjustment:
  Balance at June 30                             (15.1)      (9.9)
  Foreign currency translation adjustment           .7        4.7
                                              --------   --------
    Balance at September 30                      (14.4)      (5.2)
                                              --------   --------

Total stockholders' equity                    $1,173.9   $1,044.1
                                              ========   ========



















 (See Notes to Condensed Consolidated Financial Statements on Page 5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



1. Vigoro Merger
   -------------
   On March 1, 1996, the Company completed the merger with The Vigoro Corporation (Vigoro) which resulted in Vigoro becoming a subsidiary of the Company (Merger). Upon consummation of the Merger, the Company issued approximately 32.4 million shares of its common stock in exchange for all of the outstanding shares of Vigoro. The Merger was structured to qualify as a tax-free reorganization for income tax purposes and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods prior to the Merger to include the accounts and operations of Vigoro.

2. Acquisitions
   ------------
   In October 1995, the Company acquired the animal feed ingredients business (Feed Ingredients) of Mallinckrodt Group Inc. and subsequently contributed the business to IMC-Agrico Company. The acquisition was accounted for under the purchase method of accounting. Operating results of Feed Ingredients (net of minority interest) have been included in the Company's Condensed Consolidated Statement of Earnings since the respective date of acquisition.

3. Extraordinary Loss - Debt Retirement
   -------------------------------------
   On September 5, 1996, the Company completed a tender offer to purchase portions of its high-cost senior notes. In connection with the purchase of such notes, the Company recorded an extraordinary charge, net of taxes, of $7.5 million for redemption premium incurred and write-off of previously deferred finance charges associated with such notes. The tendered notes were financed at lower interest rates under the Company's credit facility.

4. Earnings Per Share
   ------------------
   Earnings per share were based on the weighted average number of shares and equivalent shares outstanding. Fully diluted earnings per share were not significantly different from primary earnings per share and, accordingly, are not presented.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.

    This Quarterly Report on Form 10-Q contains certain forward-looking statements concerning the Company's operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties which could cause results to differ materially from those currently anticipated.

Results of Operations
---------------------

Three months ended September 30, 1996 vs. three months ended September
30, 1995
----------------------------------------------------------------------
OVERVIEW
   Net sales for the first quarter ended September 30, 1996 were $603.6 million and gross margins were $155.5 million while net earnings, before an extraordinary charge, were $28.6 million, or $0.31 per share. An extraordinary charge of $7.5 million, or $0.08 per share, related to the early extinguishment of debt, reduced net earnings to $21.1 million, or $0.23 per share.

   Net sales for the first quarter ended September 30, 1995 were $599.4 million while gross margins were $148.7 million. Net earnings for the prior year first quarter were $32.1 million, or $0.35 per share.

   Net sales for the first quarter increased one percent over the prior year first quarter while gross margins increased five percent as compared to the same period one year ago. These increases reflected the mixed operating results of the Company's three largest business units and the impact of various non-operating factors discussed below.

IMC-AGRICO CROP NUTRIENTS OPERATIONS
   IMC-Agrico Crop Nutrients net sales for the first quarter decreased 10 percent to $391.2 million compared to $433.7 million one year ago. This decrease was primarily the result of lower international shipments of concentrated phosphates to China, India and Japan, which unfavorably impacted net sales by $48.5 million. In addition, management's efforts to phase out phosphate rock export sales resulted in a $14.4 million decrease in revenues. These sales volume decreases were partially offset by higher average sales realizations for diammonium phosphate
(DAP), which favorably impacted net sales by $18.3 million.

   Gross margins remained relatively flat totaling $97.5 million for the quarter compared to $98.0 million last year, despite the sales decrease noted above, mainly as a result of product mix.

IMC KALIUM OPERATIONS
   IMC Kalium net sales increased 11 percent to $109.9 million in the current quarter from $99.4 million in the prior year first quarter. This increase was driven largely by increased demand as higher domestic and export volumes favorably impacted net sales by $12.0 million. In addition, higher export sales realizations increased net sales by $2.0 million. Partially offsetting these increases were lower domestic sales realizations which negatively impacted net sales by $4.0 million.

   Despite improved sales, gross margins decreased 15 percent to $32.3 million for the quarter from $38.1 million one year ago. In addition to the price and volume impacts discussed above, margins were further impacted by increased production costs associated with a prolonged summer shutdown at IMC Kalium's Canadian mines. This shutdown was undertaken to reduce high inventory levels which resulted from wet spring weather in the midwestern United States.

IMC AGRIBUSINESS OPERATIONS
   IMC AgriBusiness net sales increased 12 percent to $106.0 million in the first quarter as compared to $94.9 million for the same prior year period. Factors contributing to this increase were increased chemical sales volume due to late planting and chemical application caused by wet weather in the spring of 1996, which favorably impacted net sales by $4.5 million, as well as increased ammonia and nitrogen solutions volumes which favorably impacted net sales by an additional $4.5 million.

   Gross margins increased 53 percent from $12.9 million in the first quarter one year ago to $19.7 million in the current quarter. Improved gross margins were the result of higher sales volume described above, which in turn served to increase chemical rebates, generating additional margins.

OTHER
   The remaining increases in first quarter net sales and margins were primarily the result of the Feed Ingredients acquisition in October 1995.

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the three months ended
September 30:

                                             1996      1995
                                           -------   -------

Sales volumes (in thousands of short
 tons) (a):
 IMC-Agrico Crop Nutrients                  1,804     2,045
 IMC Kalium                                 1,750     1,549

Average price per ton (b):
 DAP                                       $181.31   $173.98
 Potash                                    $ 63.33   $ 64.78

(a)  Sales volumes include tons sold captively.  IMC-Agrico Crop
     Nutrients volumes represent dry product tons, primarily DAP.
(b)  Average prices represent sales made FOB mine/plant.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
   Selling, general and administrative expenses increased $10.4 million to $56.4 million for the first quarter compared to $46.0 million one year ago primarily due to acquisition of the Feed Ingredients, Agri-Supply and Madison Feed businesses as well as increased operating expenses associated with higher sales volumes at IMC AgriBusiness.

INTEREST EXPENSE
   Interest expense totaled $15.1 million in the current quarter, down $1.7 million or 10 percent from the same period last year when interest expense totaled $16.8 million. The decrease in interest expense was a direct result of lower credit line and short-term borrowings as compared to the prior year first quarter and the refinancing of high-cost, long-term indebtedness in September 1996 at lower interest rates.

INCOME TAXES
   The effective tax rate for the first quarter was 36.4 percent, compared to an effective tax rate of 37.9 percent one year ago. The effective rate decreased as a result of merger-related benefits at the state and local level, along with tax planning in other areas.

EXTRAORDINARY LOSS - DEBT RETIREMENT
   See Note 3, "Extraordinary Loss - Debt Retirement," of Notes to Condensed Consolidated Financial Statements.


Capital Resources and Liquidity
-------------------------------
LIQUIDITY AND OPERATING CASH FLOW
   Cash and cash equivalents as of September 30, 1996 were $54.5 million as compared to $9.6 million at June 30, 1996. Net cash inflows of $175.5 million generated from operating activities were used to fund capital expenditures of $44.0 million, distributions to Freeport-McMoRan Resource Partners, Limited Partnership (FRP) of $60.3 million and common stock dividend payments of $7.5 million. The Company believes that internally generated cash flow will continue to be its primary source of funds for such purposes.

   The Company's working capital ratio at September 30, 1996 was 2.7:1 versus 2.5:1 at June 30, 1996. Debt to total capitalization improved to 38.7 percent from 39.8 percent at June 30, 1996.

   Net cash provided by operating activities totaled $175.5 million for the first quarter versus $25.8 million for the same period a year ago. The increase in operating cash was primarily the result of a decrease in working capital levels, largely related to the reduction of receivables from an unusually high level at June 30, 1996.

   Net cash used in investing activities, for capital expenditures, for the quarter ended September 30, 1996 and 1995 was $44.0 million and $37.8 million, respectively.

   Net cash used in financing activities for the current quarter was $86.6 million while cash provided by financing activities was $28.5 million for the same period one year ago. Net debt payments for the first quarter were $22.1 million while net proceeds from issuances of debt were $70.6 million for the same period last year. The current quarter results reflect the Company's purchase of a portion of its high-cost, long-term indebtedness as part of an ongoing effort to reduce interest costs. Additionally, as a result of improved earnings generated by IMC-Agrico, distributions to FRP increased to $60.3 million during the quarter compared to $51.7 million for the same period one year ago. Dividends paid during the three month period ended September 30, 1996 and 1995 were $7.5 million and $7.1 million, respectively.

CAPITAL EXPENDITURES
   The Company estimates that its capital expenditures for fiscal 1997 will total approximately $270.0 million. The Company expects to finance these expenditures primarily from operations. Pursuant to the IMC-Agrico Partnership Agreement (Partnership Agreement), IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico (which consists of two representatives each from the Company and FRP) prior to making capital expenditures for expansion of its business in any fiscal year in excess of $5.0 million (adjusted annually for inflation). In the event that the Policy Committee fails to approve future capital expenditures, IMC-Agrico's ability to expand its business could be adversely affected.

FINANCING
   On February 28, 1996, the Company entered into an unsecured credit facility (Credit Facility) with a group of banks. Under the terms of the Credit Facility, the Company and certain of its subsidiaries may borrow up to $450.0 million under a revolving credit facility which matures on March 1, 1999 and $50.0 million under a long-term credit facility which matures on March 2, 2001. On November 5, 1996, the Company and its subsidiaries had borrowed $158.0 million under the revolving credit facility and $50.0 million under the long-term credit facility. Additionally, $33.7 million was drawn under the Credit Facility as letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees.

   IMC-Agrico has an agreement with a group of banks to provide it with a $45.0 million unsecured revolving credit facility (Initial Facility) until February 1997 (on October 30, 1996, the Initial Facility was reduced from $75.0 million). On November 5, 1996, there were no outstanding borrowings under the Initial Facility. In addition, in May 1996, IMC-Agrico entered into two additional unsecured revolving credit facilities under which it may borrow up to $75.0 million until February 1997 (collectively with the Initial Facility, IMC-Agrico Working Capital Facility). On August 30, 1996, one of the additional unsecured revolving credit facilities was increased by $5.0 million which increased the borrowing level under the additional credit facilities to $80.0 million. On November 5, 1996, $32.0 million was outstanding under these additional facilities.

   The Credit Facility contains provisions which (i) restrict the Company's ability to make capital expenditures and dispose of assets,
(ii) limit the payment of dividends or other distributions to stockholders, and (iii) limit the incurrence of additional indebtedness. The Credit Facility also contains various financial ratios and covenants. The IMC-Agrico Working Capital Facility also contains various financial ratios and covenants, places limitations on indebtedness of IMC-Agrico and restricts the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined in the Partnership Agreement). In addition, pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico prior to incurring more than an aggregate of $5.0 million (adjusted annually for inflation) in indebtedness (excluding a total of $125.0 million of indebtedness under the IMC-Agrico Working Capital Facility).

   Under an agreement with a financial institution, IMC-Agrico may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables in an amount not to exceed $65.0 million. At September 30, 1996, IMC-Agrico had sold $59.4 million of such receivable interests.

   On September 5, 1996, the Company completed a tender offer to purchase portions of its high-cost senior notes. See Note 3, "Extraordinary Loss - Debt Retirement," of Notes to Condensed
Consolidated Financial Statements.

    On October 30, 1996, the Company announced it will call for redemption on November 15, 1996 all of its outstanding 6.25 percent convertible subordinated notes due 2001. As of September 30, 1996 approximately $114.9 million of such notes were outstanding.


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation.

Item 4.                                             Submission of
Matters to a Vote of Security Holders.

    (a)  The 1996 Annual Meeting of Stockholders was held October 17,
1996.

       (b)                                                  Not
       applicable.

       (c)                                                  The
       following matters were voted upon at the 1996 Annual
        Meeting of Stockholders:

       1.Election of Directors


The following directors were elected at the 1996 Annual

Meeting of Stockholders:

          Term expiring in 1998              Billie B. Turner

          Term expiring in 1999              Robert E. Fowler, Jr.
           "   "    " "                      Harold H. MacKay
           "   "    " "                      David B. Mathis
           "   "    " "                      Richard L. Thomas

          The following directors continue in office:

          Raymond E. Bentele
          Wendell F. Bueche
          Rod F. Dammeyer
          Dr. James M. Davidson
          Thomas H. Roberts, Jr.
          Joseph P. Sullivan
          Dr. Clayton K. Yeutter

       2.Approval of the 1996 Long-Term Incentive Plan

         The adoption of the 1996 Long-Term Incentive Plan to provide long-term incentives to executive officers and key employees of the Company was ratified by the affirmative vote of holders of an aggregate of 78,790,915 shares of common stock. Holders of 1,115,125 shares of common stock voted against adoption. Holders of 3,341,698 shares of common stock abstained from voting.

       3.Approval of an amendment to the 1988 Stock Option and Award
         Plan

         The adoption of the amendment to the Company's 1988 Stock Option and Award Plan to limit the aggregate number of shares of common stock that may be subject to options granted in any fiscal year to any employee to 500,000 shares was ratified by the affirmative vote of holders of an aggregate of 78,716,193 shares of common stock. Holders of 1,187,045 shares of common stock voted against adoption. Holders of 3,344,500 shares of common stock abstained from voting.

       4.Approval of Appointment of Independent Auditors.

         The appointment of Ernst & Young LLP, independent accountants, as auditors of the Registrant for the fiscal year ending June 30, 1997, was ratified by the affirmative vote of holders of an aggregate of 83,188,578 shares of common stock. Holders of 18,179 shares of common stock voted against the appointment. Holders of 40,981 shares of common stock abstained from voting.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit
           No.               Description
                                                             ----------
               ----------------------------------------------
         10.77  1996 Long-Term Incentive Plan

         11.3 Fully diluted earnings per share computation for the three months ended September 30, 1996

         27     Financial Data Schedule


    (b)  No Reports on Form 8-K were filed during the quarter.

                    * * * * * * * * * * * * * * * *

                              SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMC GLOBAL INC.

                                 /s/ Anne M. Scavone
                           ----------------------------------
                                   Anne M. Scavone
                                   Corporate Controller
                                   (on behalf of the Registrant and as
                                    Chief Accounting Officer)
Date:  November 13, 1996