Form 10-Q
period 1996-12-31
IMC GLOBAL INC
filed 1997-02-12
CIK 820626

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

             For the quarterly period ended December 31, 1996

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 96,168,397 shares, excluding 5,545,884 treasury shares as of February 10, 1997.


  ------------------------------------------------------------------
----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's 1996 Annual Report to Stockholders, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the following Notes to Condensed Consolidated Financial Statements. Certain fiscal 1996 amounts have been reclassified to conform to the fiscal 1997 presentation. Interim results are not necessarily indicative of the results expected for the fiscal year.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)

                                   Three Months Ended Six Months Ended
                                      December 31,      December 31,
                                    1996      1995      1996     1995
----------------------------------------------------------------------
Net sales                       $  665.4  $  709.6  $1,269.0 $1,309.0
Cost of goods sold                 480.9     509.9     929.0    960.6
                                 --------  -------- -------- --------
  Gross margins                    184.5     199.7     340.0    348.4

Selling, general and
 administrative expenses            58.2      54.2     114.6    100.2
                                 --------  -------- -------- --------
  Operating earnings               126.3     145.5     225.4    248.2

Other (income) and
 expense, net                       (3.1)     (5.8)     (5.7)   (10.4)
Interest expense                    10.8      17.2      25.9     34.0
                                 --------  -------- -------- --------
Earnings before
 minority interest                 118.6     134.1     205.2    224.6
Minority interest                   42.3      50.9      83.9     89.7
                                 --------  -------- -------- --------
Earnings before taxes               76.3      83.2     121.3    134.9
Provision for income taxes          27.8      29.1      44.2     48.7
                                 --------  -------- -------- --------
Earnings before
 extraordinary item                 48.5      54.1      77.1     86.2
Extraordinary charge
 - debt retirement                   (.6)      -        (8.1)     -
                                 --------  -------- -------- --------
  Net earnings                  $   47.9  $   54.1  $   69.0 $   86.2
                                 ========  ======== ======== ========

Earnings per share:
Earnings before
 extraordinary item              $    .51  $    .58 $    .82 $    .93
Extraordinary charge
 - debt retirement                   (.01)     -        (.09)    -
                                 --------  -------- -------- --------
  Net earnings                   $    .50  $    .58 $    .73 $    .93
                                 ========  ======== ======== ========

Weighted average number
 of shares and equivalent
 shares outstanding                 95.4      92.7      94.5     92.4
                                 ========  ======== ======== ========


 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)


                                             December 31, June 30,
Assets                                           1996       1996
-------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                  $   63.3    $    9.6
  Receivables, net                              226.8       350.2
  Inventories                                   571.5       476.7
  Deferred income taxes                          55.3        61.4
  Other current assets                           16.7        20.3
                                             --------    --------
    Total current assets                        933.6       918.2
Property, plant and equipment                 4,241.4     4,123.6
Accumulated depreciation and depletion       (1,860.0)   (1,772.3)
                                             --------    --------
  Net property, plant and equipment           2,381.4     2,351.3
Other assets                                    170.2       167.3
                                             --------    --------
Total assets                                 $3,485.2    $3,436.8
                                             ========    ========


Liabilities and Stockholders' Equity
------------------------------------------------------------------
Current liabilities:
  Accounts payable                           $  183.9    $  193.5
  Accrued liabilities                           112.0       145.1
  Short-term debt and current
   maturities of long-term debt                  55.1        27.8
                                             --------    --------
    Total current liabilities                   351.0       366.4
Long-term debt, less current maturities         656.8       736.7
Deferred income taxes                           323.7       315.7
Other noncurrent liabilities                    355.0       352.0
Minority interest                               472.5       509.7
Stockholders' equity:
  Common stock, $1 par value,
   authorized 250,000,000 shares;
   issued 101,639,885 shares and
   97,863,784 shares at December 31
   and June 30, respectively                    101.6        97.9
  Capital in excess of par value                936.1       821.7
  Retained earnings                             413.0       359.1
  Treasury stock, at cost, 5,545,884
   shares                                      (107.3)     (107.3)
  Foreign currency translation
   adjustment                                   (17.2)      (15.1)
                                             --------    --------
    Total stockholders' equity                1,326.2     1,156.3
                                             --------    --------
Total liabilities and stockholders'
 equity                                      $3,485.2    $3,436.8
                                             ========    ========
 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                  Six months ended
                                                   December 31,
                                                1996         1995
-------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
  Net earnings                                 $  69.0    $  86.2
  Adjustments to reconcile net
   earnings to net cash provided
   by operating activities:
    Minority interest                             83.9       89.7
    Depreciation, depletion and amortization      83.9       81.5
    Deferred income taxes                         14.6      (13.0)
    Other charges and credits, net                 2.5        (.2)
    Changes in:
      Receivables                                123.4      (32.2)
      Inventories                                (94.8)     (83.3)
      Other current assets                         3.6         .9
      Accounts payable                            (9.6)      (8.0)
      Accrued liabilities                        (30.4)     (10.5)
                                                -------   -------
    Net cash provided by
     operating activities                        246.1      111.1
                                                -------   -------

Cash Flows from Investing Activities
------------------------------------
  Capital expenditures                          (118.4)     (82.1)
  Acquisitions of business, net
   of cash acquired                                -        (67.5)
  Proceeds from sales of property,
   plant and equipment                              .2         .6
                                                -------   -------
    Net cash used in investing activities       (118.2)    (149.0)
                                                -------   -------
    Net cash provided (used) before
     financing activities                        127.9      (37.9)
                                                -------   -------

Cash Flows from Financing Activities
------------------------------------
  Joint venture cash distributions
   to Freeport-McMoRan Resource
   Partners, Limited Partnership                (124.6)    (100.8)
  Payments of long-term debt                    (139.5)       -
  Proceeds from issuance of long-term debt       174.0        5.0
  Changes in short-term debt, net                 27.3       60.2
  Stock options exercised                          3.7       11.5
  Cash dividends paid                            (15.1)     (16.1)
  Other                                             -        10.0
                                                -------   -------
    Net cash used in financing
     activities                                  (74.2)     (30.2)
                                                -------   -------


Net change in cash and cash equivalents           53.7      (68.1)
Cash and cash equivalents-beginning
 of period                                         9.6      203.7
                                                -------   -------
Cash and cash equivalents-end of period        $  63.3    $ 135.6
                                                =======   =======

Supplemental cash flow disclosures:
  Interest paid                                $  34.8    $  33.5
  Income taxes paid, net of refunds            $  31.7    $  82.3
  Non-cash financing activity:
    Conversion of long-term debt
     to common stock                           $ 114.4    $  -

 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions except per share amounts)


                                                  Six months ended
                                                    December 31,
                                                 1996       1995
-------------------------------------------------------------------
Common stock:
  Balance at June 30                          $   97.9   $   96.4
  Conversion of convertible notes                  3.6        -
  Stock options exercised                           .1         .5
                                              --------   --------
    Balance at December 31                       101.6       96.9


Capital in excess of par value:
  Balance at June 30                             821.7      782.6
  Conversion of convertible notes                110.8        -
  Stock options exercised                          3.6       10.9
  Restricted stock awards                          -           .1
                                              --------   --------
    Balance at December 31                       936.1      793.6


Retained earnings:
  Balance at June 30                             359.1      246.1
  Net earnings                                    69.0       86.2
  Dividends ($.16 per share)                     (15.1)     (16.5)
                                              --------   --------
    Balance at December 31                       413.0      315.8


Treasury stock:
    Balance at June 30 and December 31          (107.3)    (107.4)

Foreign currency translation adjustment:
  Balance at June 30                             (15.1)      (9.9)
  Foreign currency translation adjustment         (2.1)       1.4
                                              --------   --------
    Balance at December 31                       (17.2)      (8.5)
                                              --------   --------


Total stockholders' equity                    $1,326.2   $1,090.4
                                              ========   ========





 (See Notes to Condensed Consolidated Financial Statements on Page 5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS




1. Vigoro Merger
   -------------
   On March 1, 1996, the Company completed a merger with The Vigoro Corporation (Vigoro) which resulted in Vigoro becoming a subsidiary of the Company (Merger). Upon consummation of the Merger, the Company issued approximately 32.4 million shares of its common stock in exchange for all of the outstanding shares of Vigoro. The Merger was structured to qualify as a tax-free reorganization for income tax purposes and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods prior to the Merger to include the accounts and operations of Vigoro.

2. Acquisitions
   ------------
   In October 1995, the Company acquired the animal feed ingredients business (Feed Ingredients) of Mallinckrodt Group Inc. and subsequently contributed the business to IMC-Agrico Company (IMC-Agrico). The acquisition was accounted for under the purchase method of accounting. Operating results of Feed Ingredients (net of minority interest) have been included in the Company's Condensed Consolidated Statement of Earnings since the date of acquisition.

3. Extraordinary Charge - Debt Retirement
   --------------------------------------
   On September 5, 1996, the Company completed a tender offer to purchase portions of its high-cost senior notes (Senior Notes). In connection with the purchase of such Senior Notes, the Company recorded an extraordinary charge, net of taxes, of $7.5 million for redemption premium incurred and write-off of previously deferred finance charges associated with such Senior Notes. The repurchase of the Senior Notes was financed at lower interest rates under the Company's credit facility.

   On November 15, 1996, the Company completed the redemption of its outstanding $114.9 million, 6.25% Convertible Subordinated Notes due 2001 (Subordinated Notes). In connection with the conversion of the Subordinated Notes, the Company recorded an extraordinary charge, net of taxes, of $0.6 million for write-off of previously deferred finance charges associated with the Subordinated Notes. The Company issued approximately 3.6 million shares of common stock to holders of $114.4 million principal amount of the Subordinated Notes who converted the Subordinated Notes prior to the redemption date. The balance of $0.5 million principal amount was redeemed by the Company for cash.

4. Earnings Per Share
   ------------------
   Earnings per share were based on the weighted average number of shares and equivalent shares outstanding. The effect of common stock equivalents on earnings per share is not material.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations
---------------------
Three months ended December 31, 1996 vs. three months ended
December 31, 1995

Overview
   Net sales for the second quarter ended December 31, 1996 were $665.4 million, gross margins were $184.5 million and net earnings, before an extraordinary charge, were $48.5 million, or $0.51 per share. An extraordinary charge of $0.6 million, or $0.01 per share, related to the early extinguishment of debt, reduced net earnings to $47.9 million, or $0.50 per share.

   Net sales for the second quarter ended December 31, 1995 were $709.6 million while gross margins were $199.7 million. Net earnings for the prior year second quarter were $54.1 million, or $0.58 per share.

   Net sales for the second quarter decreased six percent over the prior year second quarter while gross margins decreased eight percent as compared to the same period one year ago. Softness in domestic demand resulting from crop nutrient application delays was the key driver as the Company's IMC-Agrico Crop Nutrients and IMC AgriBusiness units reported sales declines compared with last year's strong fall season. Consistent with this sales shortfall, the IMC-Agrico Crop Nutrients business unit posted lower gross margins, more than offsetting margin improvements at IMC Kalium and IMC-Agrico Feed Ingredients. The operating results of the Company's three largest business units are discussed in more detail below.

IMC-Agrico Crop Nutrients Operations
IMC-Agrico Crop Nutrients' net sales for the second quarter decreased nine percent to $411.0 million compared to $453.6 million one year ago. Overall sales volumes of concentrated phosphates, primarily diammonium phosphate (DAP), declined five percent, driven by lower domestic shipments due to soft demand, which unfavorably impacted net sales by $42.2 million. This sales decrease was partially offset by higher international shipments of concentrated phosphates to China and other Asia-Pacific countries, which favorably impacted net sales by $23.8 million. Additionally, lower average sales realizations for concentrated phosphates, particularly for DAP which declined five percent year over year compared to stronger prices last year, unfavorably impacted net sales by $12.3 million. Net sales were also affected by lower phosphate rock revenues of $9.1 million resulting primarily from the Company's strategic decision to phase out export sales of rock. This action is being taken to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

   Gross margins declined 19 percent to $95.7 million for the quarter from $117.8 million last year, as a result of the price and volume impacts discussed above.

IMC Kalium Operations
   IMC Kalium's net sales decreased one percent to $116.2 million in the current quarter from $117.5 million in the prior year second quarter. As a result of management's focus on eliminating low-margin business, potash sales volumes declined nearly seven percent. The reduction was most evident in domestic volumes, which unfavorably impacted net sales by $10.6 million. However, this decrease was partially offset by higher export sales volumes which increased net sales by $4.7 million compared to the second quarter of fiscal 1995. In addition, a seven percent improvement in average sales realizations contributed $4.3 million to net sales.

   Despite lower sales, gross margins increased 18 percent to $49.0 million for the quarter from $41.4 million one year ago. In addition to the price and volume impacts discussed above, margins were further impacted by decreased production costs which were the result of reduced provincial resource taxes and benefits realized from the renegotiation of transportation terms.

IMC AgriBusiness Operations
   IMC AgriBusiness' net sales decreased 12 percent to $125.0 million in the second quarter as compared to $141.3 million for the same prior year period. Lower sales resulted from the delayed harvest of crops due to wet weather during the quarter; the late harvest greatly reduced the time available for year-end fieldwork, including crop nutrient applications. Decreased volumes of DAP, nitrogen solutions, and potash unfavorably impacted net sales by $19.9 million. These sales decreases were partially offset by higher average sales realizations as a result of management's allocation of business between the various channels of distribution to maximize profits, which favorably impacted net sales by $4.6 million.

   Despite decreased sales, gross margins increased five percent from $21.5 million in the second quarter one year ago to $22.5 million in the current quarter. Increased sales realizations were partially offset by lower sales volumes coupled with slightly higher costs.

Other
   The remaining increases in second quarter net sales and margins were primarily the result of the inclusion of the results of operations of Feed Ingredients in the Company's second quarter results.

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the three months ended December 31:

                                             1996      1995
                                             --------  --------
Sales volumes (in thousands of short tons) (a):
 IMC-Agrico Crop Nutrients                  1,909     2,009
 IMC Kalium                                 1,746     1,872

Average price per short ton (b):
 DAP                                       $179.90   $189.09
 Potash                                   $  66.80  $  62.55

(a)Sales volumes include tons sold captively.  IMC-Agrico Crop
   Nutrients volumes represent dry product tons, primarily DAP.
(b)Average prices represent sales made FOB plant/mine.

Selling, General and Administrative Expenses
   Selling, general and administrative expenses increased $4.0 million, or seven percent, to $58.2 million for the second quarter compared to $54.2 million one year ago primarily due to the inclusion of the results of operations of the Feed Ingredients, Agri-Supply and Madison Seed businesses, which were acquired in fiscal 1995, in the Company's second quarter results of operations. Additionally, current quarter results include costs associated with preparation for increased sales volumes to The Home Depot(registered trademark) and Company-wide strategic sourcing and systems projects.

Interest Expense
   Interest expense totaled $10.8 million in the current quarter, down $6.4 million or 37 percent from the same period last year when interest expense totaled $17.2 million. The decrease in interest expense was a direct result of the refinancing of the Senior Notes in September 1996 at lower interest rates and lower credit line and short-term borrowings as compared to the prior year second quarter.

Income Taxes
   The effective tax rate for the second quarter was 36.4 percent, compared to an effective tax rate of 35.0 percent one year ago. The prior year effective rate was lower as a result of a one-time income tax adjustment related to the Canadian potash operations recorded by Vigoro in December 1995.

Extraordinary Charge - Debt Retirement
   See Note 3, "Extraordinary Charge - Debt Retirement" of Notes to Condensed Consolidated Financial Statements.


Six months ended December 31, 1996 vs. six months ended December 31,
1995

Overview
   Net sales for the six months ended December 31, 1996 were $1,269.0 million and gross margins were $340.0 million while net earnings, before an extraordinary charge, were $77.1 million, or $0.82 per share. An extraordinary charge of $8.1 million, or $0.09 per share, related to the early extinguishment of debt, reduced net earnings to $69.0 million, or $0.73 per share.

   Net sales for the six months ended December 31, 1995 were $1,309.0 million while gross margins were $348.4 million. Net earnings for the prior year six-month period were $86.2 million, or $0.93 per share.

   Net sales for the six months decreased three percent over the prior year six-month period while gross margins decreased two percent as compared to the same period one year ago. The decline in consolidated net sales was driven by a softening of phosphate crop nutrient demand, as IMC-Agrico Crop Nutrients experienced a 10 percent decrease in sales when compared to the same prior year period. Partially offsetting this decrease was the favorable impact of the Feed Ingredients acquisition on October 16, 1995. As a result of the net sales shortfall for the six-month period, IMC-Agrico Crop Nutrients posted lower gross margins, more than offsetting margin improvements at IMC AgriBusiness and IMC-Agrico Feed Ingredients for the six-month period. The operating results of the Company's three largest business units are discussed in more detail below.

IMC-Agrico Crop Nutrients Operations
   IMC-Agrico Crop Nutrients' net sales for the six months decreased
10 percent to $802.2 million compared to $887.3 million one year ago. Overall sales volumes of concentrated phosphates, primarily DAP, declined eight percent, driven by lower domestic shipments of concentrated phosphates resulting from soft demand, which unfavorably impacted net sales by $50.4 million. In addition, lower international concentrates volumes, primarily due to lower shipments to India during the six-month period, unfavorably impacted net sales by $16.5 million. Despite comparatively flat average sales realizations for DAP, net sales were favorably impacted by $6.0 million, primarily as a result of higher realizations on granular triple superphosphate. Net sales also were affected by lower phosphate rock revenues of $24.9 million resulting primarily from the Company's strategic decision to phase out export sales of rock. This action is being taken to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

   Gross margins declined 10 percent to $193.2 million for the six months compared to $215.8 million last year, mainly due to the price and volume impacts discussed above.

IMC Kalium Operations
   IMC Kalium's net sales increased four percent to $226.1 million in the current six-month period from $216.9 million in the prior year six-month period. Overall potash sales volumes increased two percent, primarily a result of higher international sales volumes, which favorably impacted net sales by $12.7 million. This sales increase was partially offset by lower domestic volumes which negatively impacted net sales by $6.3 million. Additionally, average sales realizations improved nearly three percent, which served to increase net sales by $2.3 million.

   Gross margins increased two percent to $81.3 million for the six months from $79.5 million one year ago. In addition to the price and volume impacts discussed above, margins were further impacted by decreased production costs which were the result of reduced provincial resource taxes and benefits realized from the renegotiation of transportation terms, partially offset by higher production costs due to the temporary shutdown at IMC Kalium's Canadian mines. This shutdown was undertaken to reduce high inventory levels which resulted from wet spring weather in the midwestern United States.

IMC AgriBusiness Operations
   IMC AgriBusiness' net sales decreased two percent to $231.0 million in the six-month period as compared to $236.2 million for the same prior year period. Lower sales volumes of DAP, potash, nitrogen solutions and mixed blends reduced revenue by $22.3 million. These volume decreases were partially offset by higher ammonia, chemical, and other fertilizer volumes coupled with increased sales of seed products, which favorably impacted revenues by $10.6 million. Higher average sales realizations also favorably impacted net sales by $6.0 million, mainly due to management's allocation of business between the various channels of distribution to maximize profits.

   Despite decreased sales, gross margins increased 23 percent from $34.4 million in the six-month period one year ago to $42.2 million in the current six-month period. This was mainly due to increased sales realizations and lower costs when compared to the prior year period.

Other
   The remaining increases in net sales and margins for the six months ended December 31, 1996 as compared to the prior year were primarily the result of the inclusion of the results of operations of Feed
Ingredients in the Company's six-month results.

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the six months ended December 31:

                                             1996      1995
                                             --------  --------
Sales volumes (in thousands of short tons) (a):
 IMC-Agrico Crop Nutrients                  3,713     4,054
 IMC Kalium                                 3,496     3,421
Average price per short ton (b):
 DAP                                       $180.53   $181.06
    Potash                                $  65.13  $  63.56

(a)  Sales volumes include tons sold captively.  IMC-Agrico Crop
     Nutrients volumes represent dry product tons, primarily DAP.
(b)  Average prices represent sales made FOB plant/mine.

Selling, General and Administrative Expenses
   Selling, general and administrative expenses increased $14.4 million, or 14 percent, to $114.6 million for the six months compared to $100.2 million one year ago primarily due to the inclusion of the results of operations of the Feed Ingredients, Agri-Supply and Madison Seed businesses, which were acquired in fiscal 1995, in the Company's results of operations. Additionally, year-to-date results include costs associated with preparation for increased sales volumes to The Home Depot and Company-wide strategic sourcing and systems projects.

Interest Expense
   Interest expense totaled $25.9 million in the current six months, down $8.1 million or 24 percent from the same period last year when interest expense totaled $34.0 million. The decrease in interest expense was a direct result of the refinancing of the Senior Notes in September 1996 at lower interest rates and lower credit line and short-term borrowings as compared to the prior year six-month period.

Income Taxes
   The effective tax rate for the six months was 36.4 percent, compared to an effective tax rate of 36.1 percent one year ago.

Extraordinary Charge - Debt Retirement
   See Note 3, "Extraordinary Charge - Debt Retirement" of Notes to Condensed Consolidated Financial Statements.


Capital Resources and Liquidity
-------------------------------
Liquidity and Operating Cash Flow
   Cash and cash equivalents as of December 31, 1996 were $63.3 million as compared to $9.6 million at June 30, 1996. Net cash inflows of $246.1 million generated from operating activities coupled with $61.8 million net proceeds from issuance of debt were used to fund capital expenditures of $118.4 million, distributions to Freeport-McMoRan Resource Partners, Limited Partnership (FRP) of $124.6 million and common stock dividend payments of $15.1 million. The Company believes that internally generated cash flow will continue to be its primary source of funds for such purposes.

   Net cash provided by operating activities totaled $246.1 million for the six months ended December 31, 1996 versus $111.1 million for the same period a year ago. The increase in operating cash was primarily due to a decrease in working capital levels largely related to the reduction of receivables from an unusually high level at June 30, 1996.

   Net cash used in investing activities, for capital expenditures, for the six-months ended December 31, 1996 and 1995 was $118.4 million and $82.1 million, respectively. In addition, during the six months ended December 31, 1995, $67.5 million was used for acquisition of the Feed Ingredients business.

   Net cash used in financing activities for the current six-month period was $74.2 million compared to $30.2 million for the same period one year ago. Net debt proceeds for the six months ended December 31, 1996 and 1995 were $61.8 million and $65.2 million, respectively. Distributions to FRP increased to $124.6 million during the six months compared to $100.8 million for the same period one year ago, primarily as a result of increased quarterly earnings of IMC-Agrico, for the applicable periods, which impacted cash distributions in the following quarters. Dividends paid during the six month period ended December 31, 1996 and 1995 were $15.1 million and $16.1 million, respectively.

   The Company's working capital ratio at December 31, 1996 was 2.7:1 versus 2.5:1 at June 30, 1996. Debt to total capitalization improved to 34.9 percent from 39.8 percent at June 30, 1996.

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

Financing
   On February 28, 1996, the Company entered into an unsecured credit facility (Credit Facility) with a group of banks. Under the terms of the Credit Facility, the Company and certain of its subsidiaries may borrow up to $450.0 million under a revolving credit facility which matures on March 1, 1999 and $50.0 million under a long-term credit facility which matures on March 2, 2001. Additionally, the Company has available approximately $200.0 million under uncommitted money market lines. On February 10, 1997, the Company and its subsidiaries had no borrowings under the revolving credit facility, $50.0 million under the long-term credit facility and $104.2 million under the money market lines. Additionally, $33.7 million was drawn under the Credit Facility as letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees.

   IMC-Agrico has agreements with a group of banks to provide it with a $125.0 million revolving credit facility (IMC-Agrico Revolving Credit Facility) maturing June 1997 and February 1998. The IMC-Agrico Revolving Credit Facility has a letter of credit subfacility for up to $25.0 million. Borrowings under the IMC-Agrico Revolving Credit Facility are unsecured with a negative pledge on substantially all of IMC-Agrico's assets and bear interest at rates based on a base rate or an adjusted Eurodollar rate. The agreements have restrictive covenants including minimum net Partners' capital, fixed charge and current ratio requirements; place limitations on indebtedness of IMC-Agrico; and restrict the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined in the Partnership Agreement). The agreements require IMC-Agrico to repay all revolving loans for a minimum of 30 consecutive days within each calendar year. In addition, pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico prior to incurring more than an aggregate of $5.0 million (adjusted annually for inflation) in indebtedness (excluding a total of $125.0 million of indebtedness under the IMC-Agrico Revolving Credit Facility).

   On February 10, 1997, IMC-Agrico had drawn $8.9 million under the letter of credit subfacility and had borrowings of $85.5 million under the remainder of the IMC-Agrico Revolving Credit Facility at interest rates approximating 5.9 percent. At December 31, 1996, $44.0 million of the borrowings under the IMC-Agrico Revolving Credit Facility were classified as long-term debt because IMC-Agrico has the intent and ability to refinance these amounts on a long-term basis.

   Under an agreement with a financial institution, IMC-Agrico may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables in an amount not to exceed $65.0 million. At December 31, 1996, IMC-Agrico had sold $55.5 million of such receivable interests.

   On September 5, 1996, the Company completed a tender offer to purchase portions of its high-cost senior notes. See Note 3, "Extraordinary Charge - Debt Retirement," of Notes to Condensed
Consolidated Financial Statements.

    On November 15, 1996, the Company completed the redemption of its outstanding $114.9 million Subordinated Notes. The Company issued approximately 3.6 million shares of common stock upon the conversion of $114.4 million principal amount of Subordinated Notes and the remaining $0.5 million principal amount was redeemed by the Company for cash.
See Note 3, "Extraordinary Charge - Debt Retirement," of Notes to Condensed Consolidated Financial Statements.


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.1

FTC Phosphate Operations Inquiry
--------------------------------
    The Company was notified on October 2, 1995 by the Federal Trade Commission (FTC) that the FTC is conducting an investigation to determine whether manufacturers of concentrated phosphates may have violated Section 5 of the Federal Trade Commission Act by agreeing to restrict output or raise prices. The FTC requested that the Company provide certain information and documents regarding the Company's phosphate operations. The Company submitted responsive information and documents to the FTC. Recently, the FTC informed the Company that it had closed its investigation of the phosphate industry.

Potash Antitrust Litigation
---------------------------
    As reported in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996, a purported group of direct purchasers of potash in the United States filed suit in 1993 and 1994 against most North American potash producers (including the Company), essentially alleging that the North American potash producers acted together to fix the price of potash sold in the United States. Certain of these suits were consolidated in Minnesota federal district court. On January 3, 1997, the Minnesota federal district court judge entered an order dismissing the suit by summary judgments as to all defendants on all claims. The plaintiffs have filed a notice of appeal to the Eight

Circuit Court of Appeals. On November 27, 1996, the dismissal of a similar case which was filed in Illinois state court was affirmed on appeal.

Other
    In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation.

Item 5.  Other Information.

    On December 23, 1996 the Company announced that its Board of
Directors has authorized the Company to repurchase up to five million shares of its common stock.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit
           No.               Description
         --------------------------------------------------------
         27    Financial Data Schedule

    (b)  No Reports on Form 8-K were filed during the quarter.

                    * * * * * * * * * * * * * * * *



                              SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMC GLOBAL INC.

                                 /s/ Anne M. Scavone
                                   Anne M. Scavone
                                   Corporate Controller
                                   (on behalf of the Registrant and as
                                     Chief Accounting Officer)


Date:  February 12, 1997