Form 10-Q
period 1997-03-31
IMC GLOBAL INC
filed 1997-05-14
CIK 820626

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

             For the quarterly period ended March 31, 1997

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 93,973,757 shares, excluding 7,793,884 treasury shares as of May 12, 1997.

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions except per share amounts)
                                Three Months Ended  Nine Months Ended
                                     March 31,           March 31,
                                  1997     1996        1997      1996
-----------------------------------------------------------------------
Net sales                      $  664.8  $  716.9   $1,933.8  $2,025.9
Cost of goods sold                493.3     531.4    1,422.3   1,488.0
                               --------  --------    --------    ------
--
 Gross margins                    171.5     185.5      511.5     537.9

Selling, general and administra-
  tive expenses                    63.2      61.9      177.8     166.1
Merger and restructuring
  charges                           -        43.3        -        43.3
                               --------  --------    -------- --------
 Operating earnings               108.3      80.3      333.7     328.5

Other (income) and expense, net    (1.3)      2.8       (7.0)     (7.6)
Interest expense                   12.7      16.0       38.6      50.0
                               --------  --------    -------- --------
Earnings before minority interest  96.9      61.5      302.1     286.1
Minority interest                  35.3      58.9      119.2     148.6
                               --------  --------    -------- --------
Earnings before taxes              61.6       2.6      182.9     137.5
Provision for income taxes         22.5      10.9       66.7      59.6
                               --------  --------    -------- --------
 Earnings (loss) before
  extraordinary item               39.1      (8.3)     116.2      77.9
Extraordinary charge -
  debt retirement                   -         -         (8.1)      -
                               --------  --------    -------- --------
 Net earnings (loss)           $   39.1  $   (8.3)  $  108.1  $   77.9
                               ========  ========    ======== ========

Earnings (loss) per share:
 Earnings (loss) before
  extraordinary item           $    .41  $   (.09)  $   1.22  $    .84
 Extraordinary charge - debt
   retirement                       -         -         (.09)      -
                               --------  --------    -------- --------
   Net earnings (loss)         $    .41  $   (.09)  $   1.13  $    .84
                               ========  ========    ======== ========

Weighted average number of shares and
  equivalent shares outstanding    96.3      93.3       95.1      92.7



 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)

                                              March 31,      June 30,
Assets                                          1997           1996
----------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                   $   53.1        $    9.6
 Receivables, net                               313.9           350.2
 Inventories                                    681.9           476.7
 Deferred income taxes                           55.4            61.4
 Other current assets                            13.0            20.3
                                              --------       --------
   Total current assets                       1,117.3           918.2
Property, plant and equipment, net            2,380.0         2,351.3
Other assets                                    177.8           167.3
                                              --------       --------
Total assets                                 $3,675.1        $3,436.8
                                              ========       ========


Liabilities and Stockholders' Equity
----------------------------------------------------------------------
Current liabilities:
 Accounts payable                            $  327.4        $  193.5
 Accrued liabilities                            124.3           145.1
 Short-term debt and current maturities
  of long-term debt                              51.8            27.8
                                              --------       --------
   Total current liabilities                    503.5           366.4
Long-term debt, less current maturities         760.2           736.7
Deferred income taxes                           329.2           315.7
Other noncurrent liabilities                    336.4           352.0
Minority interest                               471.4           509.7
Stockholders' equity:
 Common stock, $1 par value authorized
   250,000,000 shares; issued 101,725,331
   shares and 97,863,784 shares at March 31
   and June 30, respectively                    101.7            97.9
 Capital in excess of par value                 937.4           821.7
 Retained earnings                              444.6           359.1
 Treasury stock, at cost, 7,792,584 shares
   and 5,545,884 shares at March 31 and
   June 30, respectively                       (187.1)         (107.3)
 Foreign currency translation adjustment        (22.2)          (15.1)
                                              --------       --------
   Total stockholders' equity                 1,274.4         1,156.3
                                              --------       --------
Total liabilities and stockholders' equity   $3,675.1        $3,436.8
                                              ========       ========






 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)


                                                 Nine months ended
                                                    March 31,
                                                1997           1996
----------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
 Net earnings                                 $ 108.1         $  77.9
 Adjustments to reconcile net earnings to
  net cash provided by operating activities:
   Depreciation, depletion and amortization     127.2           124.5
   Minority interest                            119.2           136.9
   Merger and restructuring charges               -              67.3
   Deferred income taxes                         20.9           (28.5)
   Other charges and credits, net               (13.0)           12.4
   Changes in:
      Receivables                                37.0            (4.3)
      Inventories                              (202.7)         (185.9)
      Other current assets                        7.6            (1.2)
      Accounts payable                          135.5            59.8
      Accrued liabilities                       (21.4)            9.9
                                               -------         -------
   Net cash provided by operating activities    318.4           268.8
                                               -------         -------

Cash Flows from Investing Activities
------------------------------------
 Capital expenditures                          (157.4)         (129.3)
 Acquisitions of businesses, net of cash
   acquired                                     (11.4)          (74.7)
 Proceeds from sale of investment                 -              11.6
 Proceeds from sales of property, plant
   and equipment                                   .9             3.1
                                               -------         -------
   Net cash used in investing activities       (167.9)         (189.3)
                                               -------         -------
   Net cash provided before financing
     activities                                 150.5            79.5
                                               -------         -------

Cash Flows from Financing Activities
------------------------------------
 Joint venture cash distributions to
   Freeport-McMoRan Resource Partners,
   Limited Partnership                         (171.6)         (168.8)
 Payments of long-term debt                    (267.7)         (254.4)
 Proceeds from issuance of long-term
   debt, net                                    409.3           200.3
 Changes in short-term debt, net                 20.3            (6.6)
 Stock options exercised                          5.1            13.6
 Cash dividends paid                            (22.6)          (28.1)
 Purchase of treasury stock                     (79.8)            -
 Other                                            -              10.0
                                               -------         -------
   Net cash used in financing activities       (107.0)         (234.0)
                                               -------         -------

Net change in cash and cash equivalents          43.5          (154.5)
Cash and cash equivalents - beginning
  of period                                       9.6           203.7
                                               -------         -------
Cash and cash equivalents - end of period     $  53.1         $  49.2
                                               =======         =======

Supplemental cash flow disclosures:
 Interest paid                                $  40.1         $  44.6
 Income taxes paid, net of refunds            $  70.1         $  79.9
 Non-cash financing activity:
   Conversion of long-term debt to
     common stock                             $ 114.4         $   -




 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions except per share amounts)


                                                  Nine months ended
                                                     March 31,
                                                1997           1996
----------------------------------------------------------------------
Common stock:
 Balance at June 30                          $   97.9        $   96.4
 Issuance of common stock pursuant to
   acquisitions                                   -                .4
 Conversion of convertible notes                  3.6             -
 Stock options exercised                           .2              .7
                                              --------       --------
   Balance at March 31                          101.7            97.5

Capital in excess of par value:
 Balance at June 30                             821.7           782.6
 Issuance of common stock pursuant to
   acquisitions                                   -              14.5
 Conversion of convertible notes                110.8             -
 Stock options exercised and other                4.9            13.0
                                              --------       --------
   Balance at March 31                          937.4           810.1

Retained earnings:
 Balance at June 30                             359.1           246.1
 Net earnings                                   108.1            77.9
 Dividends ($.24 per share and $.25 per
   share in 1997 and 1996, respectively)        (22.6)          (23.9)
                                              --------       --------
   Balance at March 31                          444.6           300.1

Treasury stock:
 Balance at June 30                            (107.3)         (107.4)
 Acquisition of shares                          (79.8)            -
                                              --------       --------
   Balance at March 31                         (187.1)         (107.4)

Foreign currency translation adjustment:
 Balance at June 30                             (15.1)           (9.9)
 Foreign currency translation adjustment         (7.1)           (6.2)
                                              --------       --------
   Balance at March 31                          (22.2)          (16.1)
                                              --------       --------

Total stockholders' equity                   $1,274.4        $1,084.2
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

2. Merger and Restructuring Charges
   --------------------------------
   In connection with the Merger in 1996, the Company recorded charges totaling $20.2 million, primarily for consulting, legal and accounting services. Immediately following the Merger, the Company adopted a plan to restructure its business operations into a decentralized organizational structure with five stand-alone business units. As a result, the Company recorded restructuring charges totaling $23.1 million. The charges consisted of: (a) $10.6 million for severance and related benefits from staff reductions resulting from the termination of approximately 120 employees, primarily middle management personnel;
(b) $6.5 million for lease terminations resulting from office consolidations, and (c) $6.0 million for other related actions. As of March 31, 1997, the following amounts were paid: (a) $20.2 million for charges relating to the Merger, (b) $10.0 million relating to the termination of approximately 112 employees, (c) $5.6 million for lease terminations resulting from office consolidations, and (d) $2.3 million related to other actions.

   In connection with the 1996 restructuring plan, the Company undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result, the Company recorded charges totaling $58.3 million ($55.3 million net of minority interest) comprised of: (a) $26.3 million ($23.3 million net of minority interest) to cost of goods sold of which $17.5 million was primarily related to the write-off of certain idle plant facilities and other obsolete assets, $5.0 million for environmental matters and $3.8 million for other matters; (b) $2.4 million of general and administrative expenses for the write-off of miscellaneous assets; (c) $16.6 million to other income and expense, net, to reduce certain long-term assets to net realizable value and other provisions, and (d) $13.0 million to minority interest for the transfer of 0.85 percent of IMC-Agrico Company (IMC-Agrico) Distributable Cash, as defined in the IMC-Agrico Partnership Agreement (Partnership Agreement), interest from the Company to Freeport-McMoRan Resource Partners, Limited Partnership
(FRP) pursuant to certain amendments to the Partnership Agreement. As of March 31, 1997, $27.5 million of assets were written off.

3. Acquisitions
   ------------
   During the nine months ended March 31, 1997, the Company completed several smaller acquisitions, including a precision farming operation (Top-Soil) and several retail distribution operations (Crop-Maker, Frankfort Supply, and Sanderlin). The total purchase price of these acquisitions was $11.4 million.

   In October 1995, the Company acquired the animal feed ingredients business (Feed Ingredients) of Mallinckrodt Group Inc. and subsequently contributed the business to IMC-Agrico. The Company's portion of the purchase price was $67.5 million. In addition, during fiscal 1996, the Company completed several smaller acquisitions, including several retail distribution centers and a seed operation. The total purchase price of these acquisitions was $7.2 million.

   These acquisitions were accounted for under the purchase method of accounting. Operating results of Feed Ingredients (net of minority interest) and the smaller acquisitions have been included in the Company's Condensed Consolidated Statement of Operations since the respective dates of acquisition.

4. Receivables
   -----------
   Under a current agreement with a financial institution, IMC-Agrico may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables, in an amount not to exceed $65.0 million. Effective January 1, 1997, the Company adopted Statement of Financial Accounting Standard No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which required the sale of $43.0 million of receivables to be classified as short-term debt in the Company's March 31, 1997 Condensed Consolidated Balance Sheet.

5. Sales of Investments
   --------------------
   Other income and expense, net, for the three and nine months ended March 31, 1996 included gains of $12.4 million from the sales of investments, $11.6 million of which was from the sale of the Company's 50 percent investment in Chinhae Chemical Company.

6. Extraordinary Charge - Debt Retirement
   --------------------------------------
   In September 1996, the Company completed a tender offer to purchase portions of its high-cost senior notes (Senior Notes). In connection with the purchase of such Senior Notes, the Company recorded an extraordinary charge, net of taxes, of $7.5 million for redemption premium incurred and write-off of previously deferred finance charges associated with such Senior Notes. The repurchase of the Senior Notes was financed at lower interest rates under the Company's credit facility and/or money market lines of credit.

   In November 1996, the Company completed the redemption of its outstanding $114.9 million, 6.25% convertible subordinated notes due 2001 (Subordinated Notes). In connection with the conversion of the Subordinated Notes, the Company recorded an extraordinary charge, net of taxes, of $0.6 million for write-off of previously deferred finance charges associated with the Subordinated Notes. The Company issued approximately 3.6 million shares of common stock to holders of $114.4 million principal amount of the Subordinated Notes who converted the Subordinated Notes prior to the redemption date. The balance of $0.5 million principal amount was redeemed by the Company for cash.

7. Earnings Per Share
    ------------------
    Earnings per share were based on the weighted average number of shares and equivalent shares outstanding. The effect of common stock equivalents on earnings per share is not material.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share," which is required to be adopted for financial statements for periods ending after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company's primary earnings per share as reflected in the accompanying Condensed Consolidated Statement of Operations are not materially different from basic and diluted earnings per share calculated under the new methodology.

8. Subsequent Event
    ----------------
    On May 13, 1997, the Company announced that it reached a definitive agreement to acquire Western Ag-Minerals (Western Ag), a subsidiary of Toronto-based Rayrock Yellowknife Resources, for $53.0 million.
Western Ag, located in Carlsbad, New Mexico, has annual capacity of 400,000 tons of potash and had calendar-year 1996 revenues of approximately $41.0 million.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations
---------------------

Three months ended March 31, 1997 vs. three months ended March 31, 1996
-----------------------------------------------------------------------

Overview
   Net sales for the third quarter ended March 31, 1997 were $664.8 million and gross margins were $171.5 million. Net earnings were $39.1 million, or $0.41 per share.

   Net sales for the third quarter ended March 31, 1996 were $716.9 million. Gross margins, before special one-time charges, were $211.8 million and net earnings, before special one-time charges, were $61.3 million, or $0.66 per share. Special one-time charges of $69.6 million, or $0.75 per share, reduced third quarter results to a loss of $8.3 million, or $0.09 per share. These charges, totaling $98.6 million before tax benefits, covered costs related to the Merger, as well as costs associated with, among other things, a corporate restructuring, other asset valuations and environmental issues.

   Net sales for the third quarter decreased seven percent over the prior year third quarter while gross margins, before special one-time charges, decreased 19 percent as compared to the same period one year ago. The sales decline was primarily the result of IMC-Agrico Crop Nutrients' lower concentrated phosphate volumes and prices to both domestic and international customers. IMC AgriBusiness was affected by an initial lull in domestic activity and reported lower sales. All other business units, particularly IMC Kalium, posted increased revenues for the quarter. The operating results of the Company's three largest business units are discussed in more detail below.

IMC-Agrico Crop Nutrients Operations
   IMC-Agrico Crop Nutrients' net sales for the third quarter decreased 19 percent to $355.7 million compared to $439.9 million last year, due to lower sales realizations and lower sales volumes as compared to the same period one year ago. Overall sales realizations for concentrated phosphates, particularly diammonium phosphate (DAP), declined almost 14 percent compared to stronger prices last year, which unfavorably impacted net sales by $39.7 million. Overall sales volumes of concentrated phosphates, primarily DAP, declined 11 percent from the prior year. Relatively flat domestic prices for DAP during the current year have failed to provide incentives for dealers to fully stock inventories for the spring season. The lower domestic shipments resulting from this weakened demand unfavorably impacted net sales by $22.5 million. Net sales were also unfavorably impacted by lower international shipments of concentrated phosphates of $15.1 million.
In addition, rock sales declined by $10.5 million, mainly due to the Company's strategic decision to phase out export sales of rock. This action is being taken to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

   Gross margins declined 38 percent to $79.9 million for the quarter compared to $128.3 million, before special one-time charges of $6.9 million, last year, mainly due to the lower prices and volumes discussed above, which were partially offset by lower production costs.

IMC Kalium Operations
   IMC Kalium's net sales increased 21 percent to $148.3 million in the current quarter from $122.2 million in the prior year third quarter, mainly due to a 16 percent overall increase in potash sales volumes compared to the same period in the prior year. Net sales were favorably impacted by $12.2 million due to higher domestic sales volumes which resulted from a successful fill program in anticipation of the previously-announced March 1 price increase and stronger sales to industrial customers. Higher export sales volumes favorably impacted net sales by $7.1 million, primarily as a result of increased sales to China. In addition, a six percent overall improvement in average sales realizations contributed $6.9 million to net sales.

   Gross margins increased 30 percent to $55.4 million for the quarter from $42.6 million, before special one-time charges of $7.9 million, one year ago, primarily due to the higher volumes and prices discussed above.

IMC AgriBusiness Operations
   IMC AgriBusiness' net sales decreased six percent to $139.9 million in the third quarter as compared to $148.1 million for the same prior year period. The decline in sales was mainly due to unusually wet, cold weather in the Southeast which delayed the start of the spring planting season. Decreased volumes of DAP, mixed goods, and potash unfavorably impacted net sales by $14.2 million. These sales decreases were partially offset by higher average sales realizations which favorably impacted net sales by $7.4 million, due mainly to management's allocation of business between the various channels of distribution to maximize profits.

   Gross margins decreased 11 percent from $24.9 million, before special one-time charges of $5.5 million, in the third quarter one year ago to $22.2 million in the current quarter. Lower sales volumes and higher costs, due mainly to higher input costs, were partially offset by higher overall sales realizations.

Other
   The remaining increases in third quarter net sales and margins compared to the same period in the prior year were primarily the result of increases in IMC-Agrico Feed Ingredients' sales volumes and sales realizations coupled with IMC Vigoro's overall higher sales volumes, mainly due to increased sales to The Home Depot (Registered Trademark).

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the three months ended March 31:
                                             1997      1996
                                             ----      ----

Sales volumes (in thousands of
  short tons) a:
 IMC-Agrico Crop Nutrients                  1,610     1,808
 IMC Kalium                                 2,232     1,926

Average price per ton b:
 DAP                                         $178      $206
 Potash                                      $ 68      $ 64
a Sales volumes include tons sold captively.  IMC-Agrico Crop
  Nutrients' volumes represent dry product tons, primarily DAP. b Average prices represent sales made FOB mine/plant.

Selling, General and Administrative Expenses
   Selling, general and administrative expenses increased $3.7 million, or six percent, to $63.2 million for the third quarter compared to $59.5 million, before special one-time charges of $2.4 million, one year ago. This increase was primarily due to the inclusion of the results of operations of businesses acquired in the current fiscal year, and those acquired during the third quarter of last fiscal year, in the Company's third quarter results of operations. In addition, the current quarter results include costs associated with increased sales volumes to The Home Depot as well as Company-wide strategic sourcing and systems projects.

Other Income and Expense, Net
   Other income and expense, net, for the three months ended March 31, 1996 included $16.6 million of restructuring charges, as described in
Note 2, "Merger and Restructuring Charges," of Notes to Condensed Consolidated Financial Statements, which were partially offset by $12.4 million of gains from the sale of investments, as described in Note 5, "Sales of Investments," of Notes to Condensed Consolidated Financial Statements.

Interest Expense
   Interest expense totaled $12.7 million in the current quarter, down $3.3 million or 21 percent from the same period last year when interest expense totaled $16.0 million. The decrease in interest expense was a direct result of the refinancing of high-cost, long-term indebtedness in September 1996 at lower interest rates and the redemption of convertible subordinated notes in November 1996.

Income Taxes
   The effective tax rate for the third quarter was 36.5 percent, compared to an effective tax rate of 39.4 percent, before special one-time charges, one year ago.

Nine months ended March 31, 1997 vs. nine months ended March 31, 1996
---------------------------------------------------------------------
Overview
   Net sales for the nine months ended March 31, 1997 were $1,933.8 million and gross margins were $511.5 million while net earnings, before an extraordinary charge, were $116.2 million, or $1.22 per share. An extraordinary charge of $8.1 million, or $0.09 per share, related to the early extinguishment of debt, reduced net earnings to $108.1 million, or $1.13 per share.

   Net sales for the nine months ended March 31, 1996 were $2,025.9 million. Gross margins, before special one-time charges, were $564.2 million and net earnings, before special one-time charges, were $147.5 million, or $1.59 per share. Special one-time charges of $69.6 million, or $0.75 per share, reduced net earnings for the nine months to $77.9 million, or $0.84 per share. The charges, totaling $98.6 million before tax benefits, covered costs related to the Merger, as well as costs associated with, among other things, a corporate restructuring, other asset valuations and environmental issues.

   Net sales for the nine months decreased five percent over the prior year nine-month period while gross margins, before special one-time charges, decreased nine percent as compared to the same period one year ago. The decline in consolidated net sales was primarily the result of a softening of phosphate crop nutrient demand, as IMC-Agrico Crop Nutrients experienced a 13 percent decrease in net sales when compared to the same prior year period. Partially offsetting this decrease was the favorable impact of the Feed Ingredients acquisition in October 1995 and increased demand for potash crop nutrients, evidenced by the 10 percent increase in IMC Kalium's net sales when compared to the prior year nine-month period. The operating results of the Company's three largest business units are discussed in more detail below.

IMC-Agrico Crop Nutrients Operations
   IMC-Agrico Crop Nutrients' net sales for the nine months decreased 13 percent to $1,157.9 million compared to $1,327.2 million one year ago. Overall sales volumes of concentrated phosphates, primarily DAP, declined nine percent, mainly due to lower domestic shipments of concentrated phosphates resulting from soft demand, which unfavorably impacted net sales by $71.3 million. In addition, lower international concentrates volumes unfavorably impacted net sales by $31.8 million. Overall sales realizations for concentrated phosphates, particularly DAP, declined five percent compared to the prior year, which unfavorably impacted net sales by $35.7 million. In addition, the Company's strategic decision to phase out export sales of rock resulted in a $27.9 million decrease in net sales. This action is being taken to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

   Gross margins for the nine months declined 21 percent from $344.1 million, before special one-time charges of $6.9 million, in the prior year nine-month period compared to $273.1 million in the current year, mainly due to the lower volumes and sales realizations discussed above.

IMC Kalium Operations
   IMC Kalium's net sales increased 10 percent to $374.4 million in the current nine-month period from $339.1 million in the prior year nine-month period. Overall potash sales volumes increased seven percent compared to the prior year. Higher international sales volumes mainly due to increased sales to China favorably impacted net sales by $19.9 million. Higher domestic volumes, which were mainly the result of the successful spring fill program, in anticipation of the previously-announced March 1 price increase, and higher sales to industrial customers, favorably impacted net sales by $8.3 million. In addition, a three percent overall improvement in average sales realizations contributed $7.1 million to net sales.

   Gross margins increased 10 percent to $136.7 million for the nine months from $124.4 million, before special one-time charges of $7.9 million, one year ago. In addition to the price and volume impacts discussed above, margins were further impacted by lower overall production costs due to lower provincial resource taxes, benefits realized from the renegotiation of transportation terms and changes in product mix. These cost savings were partially offset by the costs associated with the temporary shutdown of IMC Kalium's Canadian mines to reduce high inventory levels in the first half of fiscal 1997 which resulted from wet spring weather at the end of fiscal 1996.

IMC AgriBusiness Operations
   IMC AgriBusiness' net sales decreased three percent to $370.9 million in the nine-month period as compared to $384.3 million for the same prior year period. Lower sales volumes of DAP, potash and mixed goods reduced revenues by $35.4 million. These volume decreases were partially offset by higher ammonia, chemical, and other fertilizer volumes coupled with increased sales of seed products, which favorably impacted revenues by $8.6 million. Higher average sales realizations also favorably impacted net sales by $13.4 million, mainly due to management's allocation of business between the various channels of distribution to maximize profits.

   Despite decreased sales, gross margins increased nine percent from $59.3 million, before special one-time charges of $5.5 million, in the nine-month period one year ago to $64.4 million in the current nine-month period. This was mainly due to increased sales realizations, which were partially offset by the impact of lower volumes and higher costs, due mainly to higher input costs.

Other
   The remaining increases in net sales and margins for the nine months ended March 31, 1997, as compared to the prior year, were primarily the result of the Feed Ingredients acquisition and higher sales realizations on IMC-Agrico Feed Ingredients' products.

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the nine months ended March 31:

                                             1997      1996
                                           -------    -------
Sales volumes (in thousands
  of short tons) a:
 IMC-Agrico Crop Nutrients                  5,323     5,862
 IMC Kalium                                 5,728     5,347
Average price per ton b:
 DAP                                         $180      $189
    Potash                                   $ 66      $ 64

a Sales volumes include tons sold captively.  IMC-Agrico Crop
  Nutrients' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB mine/plant.

Selling, General and Administrative Expenses
   Selling, general and administrative expenses increased $14.1 million, or nine percent, to $177.8 million for the nine months compared to $163.7 million, before special one-time charges of $2.4 million, one year ago, primarily due to the inclusion of the results of operations of businesses acquired during the current fiscal year and those acquired during the last fiscal year, in the Company's current year results of operations. Additionally, year-to-date results include costs associated with increased sales volumes to The Home Depot and Company-wide strategic sourcing and systems projects.

Other Income and Expense, Net
   Other income and expense, net, for the nine months ended March 31, 1996 included $16.6 million of restructuring charges, as described in
Note 2, "Merger and Restructuring Charges," of Notes to Condensed

Consolidated Financial Statements, which were partially offset by $12.4 million of gains from the sale of investments, as described in Note 5, "Sales of Investments," of Notes to Condensed Consolidated Financial Statements.

Interest Expense
   Interest expense totaled $38.6 million in the current nine months, down $11.4 million or 23 percent from the same period last year when interest expense totaled $50.0 million. The decrease in interest expense was a direct result of lower average overall credit line and short-term borrowings as compared to the prior year nine-month period; the refinancing of high-cost, long-term indebtedness in September 1996 at lower interest rates; and the redemption of convertible subordinated notes in November 1996.

Income Taxes
   The effective tax rate for the nine months was 36.5 percent, compared to an effective tax rate of 37.5 percent, before special one-time charges, one year ago.

Extraordinary Charge - Debt Retirement
   See Note 6, "Extraordinary Charge - Debt Retirement," of Notes to Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

Liquidity and Operating Cash Flow
   Cash and cash equivalents as of March 31, 1997 were $53.1 million as compared to $9.6 million at June 30, 1996. Net cash inflows of $318.4 million generated from operating activities coupled with $161.9 million net proceeds from borrowings under available credit facilities were used to fund capital expenditures of $157.4 million, distributions to Freeport-McMoRan Resource Partners, Limited Partnership (FRP) of $171.6 million, common stock dividend payments of $22.6 million, purchase of treasury stock of $79.8 million, and the acquisition of several businesses of $11.4 million. The Company generates significant cash from operations and has substantial borrowing capacity to meet its operating and discretionary spending requirements.

   Net cash provided by operating activities totaled $318.4 million for the nine months ended March 31, 1997 versus $268.8 million for the same period a year ago. Total working capital levels increased slightly, mainly due to recording the sale of $43.0 million of receivables as short-term debt pursuant to the requirements of Statement of Financial Accounting Standard No. 125, coupled with the impact of the delay in the spring planting season on inventory.

   Net cash used in investing activities, for capital expenditures, for the nine months ended March 31, 1997 and 1996 was $157.4 million and $129.3 million, respectively. In addition, during the nine months ended March 31, 1997, $11.4 million was used to acquire several retail operations. During the same period in the prior year, $74.7 million was used to acquire Feed Ingredients and several retail operations.

   Net cash used in financing activities for the current nine-month period was $107.0 million and $234.0 million for the same period one year ago. Net debt proceeds for the nine months ended March 31, 1997 were $161.9 million while net payments of debt were $60.7 million during the same period in the prior year. Distributions to FRP increased to $171.6 million during the nine months compared to $168.8 million for the same period one year ago, primarily as a result of increased quarterly earnings of IMC-Agrico Company (IMC-Agrico) for the applicable periods, which impacted cash distributions in the following quarters. Dividends paid during the nine-month period ended March 31, 1997 and 1996 were $22.6 million and $28.1 million, respectively. During the nine months ended March 31, 1997, $79.8 million was used to purchase approximately 2.2 million shares of treasury stock.

   The Company's working capital ratio at March 31, 1997 was 2.2:1 versus 2.5:1 at June 30, 1996. Debt, net of cash on hand, to total capitalization improved to 37.3 percent from 39.5 percent at June 30, 1996, due in part to the redemption of certain high-cost debt. See
Note 6, "Extraordinary Charge-Debt Retirement," of Notes to Condensed Consolidated Financial Statements.

Capital Expenditures
   The Company estimates that its capital expenditures for fiscal 1997 will total approximately $260.0 million. The Company expects to finance these expenditures primarily from operations. Pursuant to the IMC-Agrico Partnership Agreement (Partnership Agreement), IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico (which consists of two representatives each from the Company and FRP) prior to making capital expenditures for expansion of its business in any fiscal year in excess of $5.0 million (adjusted annually for inflation). In the event that the Policy Committee fails to approve future capital expenditures, IMC-Agrico's ability to expand its business could be adversely affected.

Financing
   On February 28, 1996, the Company entered into an unsecured credit facility (Credit Facility) with a group of banks. Under the terms of the Credit Facility, the Company and certain of its subsidiaries may borrow up to $450.0 million under a revolving credit facility which matures on March 1, 1999 and $50.0 million under a long-term credit facility which matures on March 2, 2001. In addition, the Company has available approximately $280.0 million under uncommitted money market lines. On May 12, 1997, the Company and its subsidiaries had borrowed $75.0 million under the revolving credit facility, $46.9 million under the long-term credit facility and $217.7 million under the money market lines. Additionally, $33.3 million was drawn under the Credit Facility as letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees.

   IMC-Agrico has several agreements with a group of banks to provide it with an aggregate revolving credit facility of $125.0 million (collectively, IMC-Agrico Revolving Credit Facility or Agreements) maturing June 1997, July 1997 and February 1998. The IMC-Agrico Revolving Credit Facility has a letter of credit subfacility for up to $25.0 million. Borrowings under the IMC-Agrico Revolving Credit Facility are unsecured with a negative pledge on substantially all of IMC-Agrico's assets and bear interest at rates based on a base rate or an adjusted Eurodollar rate. The Agreements have restrictive covenants including minimum net Partners' capital, fixed charge and current ratio requirements; place limitations on indebtedness of IMC-Agrico; and restrict the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined in the Partnership Agreement). The Agreements require IMC-Agrico to repay all revolving loans for a minimum of 30 consecutive days within each calendar year. In addition, pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico prior to incurring more than an aggregate of $5.0 million (adjusted annually for inflation) in indebtedness (excluding a total of $125.0 million of indebtedness under the IMC-Agrico Revolving Credit Facility).

   On May 12, 1997, IMC-Agrico had drawn $8.7 million under the letter of credit subfacility and had borrowings of $74.9 million under the remainder of the IMC-Agrico Revolving Credit Facility. At March 31, 1997, $86.9 million of the borrowings under the IMC-Agrico Revolving Credit Facility were classified as long-term debt because IMC-Agrico has the intent and ability to refinance these amounts on a long-term basis.

   Under an agreement with a financial institution, IMC-Agrico may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables in an amount not to exceed $65.0 million. At March 31, 1997, IMC-Agrico had sold $43.0 million of such receivable interests, which are classified as short-term debt in the Condensed Consolidated Balance Sheet.

   In September 1996, the Company completed a tender offer to purchase portions of its high-cost senior notes. See Note 6, "Extraordinary Charge - Debt Retirement," of Notes to Condensed Consolidated Financial Statements.

    In November 1996, the Company completed the redemption of its outstanding $114.9 million convertible subordinated notes. See Note 6, "Extraordinary Charge - Debt Retirement," of Notes to Condensed
Consolidated Financial Statements.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.1

Sterlington Litigation
----------------------
    As described in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1996 (Form 10-K), Angus Chemical Company (Angus) and the Company are involved in various litigation arising out of the May 1991 explosion at a nitroparaffins plant located in Sterlington, Louisiana. Angus wants the Company to assume responsibility for a class action lawsuit currently pending in Louisiana against the Company, Angus, and other defendants for injuries arising out of the explosion, and to reimburse Angus for amounts Angus has paid for settled claims in connection with the Sterlington explosion. In March 1997, the Company settled the action Angus filed in Texas state court with respect to claims for contribution and indemnity for amounts Angus paid for settled claims in connection with the Sterlington explosion. In addition, in March 1997 the Company obtained a summary judgment dismissing Angus' claims filed in federal court in Louisiana which sought reimbursement for amounts allegedly expended to remediate certain environmental sites at the Sterlington plant. Angus has filed an appeal of this judgment with the U.S. Court of Appeals for the Fifth Circuit.

Management of Residual Materials
--------------------------------
    As described on Form 10-K, the Saskatchewan Department of Environmental and Resource Management (the Department) published regulations requiring all potash mine operators to submit facility decommissioning and reclamation plans for approval of the Department and to provide assurances that the plans will be carried out. On April 18, 1997, the Company filed decommissioning and reclamation plans with the Department pursuant to the regulations. The Company is currently in discussions regarding the decommissioning and reclamation plans. Pending completion of these discussions, the Company is unable to predict with certainty the financial impact on the Company of any required decommissioning and reclamation.

Other
-----
    In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit
           No.               Description
                                                             ----------
               ----------------------------------------------
         11.3 Fully diluted earnings per share computation for the three and nine months ended March 31, 1997

         27    Financial Data Schedule

    (b)  No Reports on Form 8-K were filed during the quarter.




                    * * * * * * * * * * * * * * * *





                              SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMC GLOBAL INC.

                                 /s/ Anne M. Scavone
                           ----------------------------------
                                   Anne M. Scavone
                                   Corporate Controller
                                   (on behalf of the Registrant and as
                                     Chief Accounting Officer)
Date:  May 14, 1997