Form 10-K
period 1997-06-30
IMC GLOBAL INC
filed 1997-09-24
CIK 820626

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

                For the fiscal year ended June 30, 1997

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

Aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,921,709,929 as of August 29, 1997. Market value is based on the August 29, 1997 closing price of Registrant's common stock as reported on the New York Stock Exchange Composite Transactions for such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the registrant's classes of common stock:
92,109,557 shares, excluding 9,798,620 treasury shares as of August 29, 1997.

-------------------------------------------------------------------
-----------------------------------------------------------------------

1997 FORM 10-K CONTENTS





Item                                                        Page
------------------------------------------------------------------

 Part I:

 1.  Business                                                 1
     Company Profile                                          1
     Subsequent Event                                         2
     Business Unit Information                                2
     Factors Affecting Demand                                12
     Other Matters                                           12
 2.  Properties                                              15
 3.  Legal Proceedings                                       16
 4.  Submission of Matters to a Vote of Security Holders     16

 Part II:

 5.  Market for the Registrant's Common Stock and
       Related Stockholder Matters                           17
 6.  Selected Financial Data                                 18
 7.  Management's Discussion and Analysis of Results
       of Operations and Financial Condition                 19
 8.  Financial Statements and Supplementary Data             30
 9.  Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                55

 Part III:

10.  Directors and Executive Officers of the Registrant      56
11.  Executive Compensation                                  59
12.  Security Ownership of Certain Beneficial Owners
      and Management                                         68
13.  Certain Relationships and Related Transactions          70

 Part IV:

14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                           70

Signatures                                                   81
----------------------------------------------------------------

PART I.

Item 1.  Business.(1)

COMPANY PROFILE

    IMC Global Inc. (the Company) is one of the world's leading producers of crop nutrients for the international agricultural community and is one of the foremost distributors in the United States of crop nutrients and related products through its retail and wholesale distribution networks. The Company mines, processes and distributes potash in the United States and Canada and is a joint venture partner in IMC-Agrico Company (IMC-Agrico), a leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. The Company has a 56.5 percent economic interest in IMC-Agrico over the term of the partnership; the remaining interest is held by Freeport-McMoRan Resource Partners, Limited Partnership (FRP). (See "Subsequent Event," in Part I, Item 1, "Business," of this Annual Report on Form 10-K.) The Company believes that it is one of the most efficient North American producers of concentrated phosphates and potash. The Company's retail distribution network, which extends principally to corn and soybean farmers in the eastern Midwest and to cotton, peanut and vegetable farmers in the southeastern United States, is one of the preeminent distributors of crop nutrients and related products. The Company also manufactures nitrogen-based and other high-value crop nutrients which are marketed on a dealer basis, principally in the midwestern and southeastern United States. In addition, the Company sells specialty lawn and garden, turf and nursery products on a national basis and ice-melter products in the Midwest, the eastern snowbelt states and Canada.

    The three major nutrients required for plant growth are phosphorus, contained in phosphate rock; potassium, contained in potash; and nitrogen. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants' physiological functions.
---------------------------------------------------------------------
(1) Except for statements of historical fact contained herein, the statements appearing under Part I, Item 1, "Business;" Part I, Item 3, "Legal Proceedings;" and Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," presented herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the effect of general business and economic conditions; conditions in and policies of the agriculture industry; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws or policies of the United States and Canada; changes in governmental laws and regulations affecting environmental compliance, taxes and other matters impacting the Company; the risks attendant with mining operations; the potential impacts of increased competition in the markets the Company operates within; and the risk factors reported from time to time in the reports filed by the Company with the SEC.

Nitrogen is an essential element for most organic compounds and plants. These elements are naturally present in the soil but need to be replaced through the use of crop nutrients as crops exhaust them.
Currently, no viable crop nutrient substitutes exist to replace the role of phosphate, potash and nitrogen in the development and maintenance of high-yield crops.

    The Company's business strategy focuses on maintaining and growing its leading position as a crop nutrient producer and distributor through extensive customer service, efficient distribution and transportation and supplying products worldwide at competitive prices by taking advantage of economies of scale and state-of-the-art technology to reduce costs. The Company intends to continue to expand its product distribution and marketing throughout the world through export associations and its international sales force.

    On March 1, 1996, the Company completed a merger (Merger) with The Vigoro Corporation (Vigoro), which resulted in Vigoro becoming a subsidiary of the Company. The Merger enabled the Company to, among other things, broaden its business mix and reduce the relative importance of generally more price-volatile phosphate-based crop nutrients to the Company's consolidated results. In addition, the Merger expanded the Company's potash customer base to include industrial customers, whereas shipments of potash were previously made primarily to agricultural users. Vigoro also had a significant retail distribution network, giving it direct contact with farmers, the principal consumers of crop nutrient products. Prior to the Merger, a limited amount of products were sold directly to farmers. Following the Merger, the Company restructured its operations into five business units corresponding to its major product lines as follows: IMC-Agrico Crop Nutrients (phosphates), IMC Kalium (potash), IMC AgriBusiness (wholesale and retail distribution), IMC-Agrico Feed Ingredients (animal feed) and IMC Vigoro (specialty products). All information in this Annual Report on Form 10-K has been adjusted to give effect to the Merger.


SUBSEQUENT EVENT

    In August 1997, the Company signed a definitive agreement with Freeport-McMoRan Inc. (FTX), which holds a 51.6 percent interest in FRP, providing for the merger of FTX into the Company. The Company will be the surviving entity and the transaction will be accounted for as a purchase. In the proposed merger (FTX Merger), each share of common stock of FTX would be exchanged for 0.90 shares of the Company's common stock plus one-third of a warrant, with each whole warrant entitling the holder to purchase one share of the Company's common stock at a price equal to $44.50 per share. Immediately prior to the FTX Merger, the sulphur businesses of FRP and the Company (see "Business Unit Information - IMC-Agrico Crop Nutrients - Sulphur," in
Part I, Item 1, "Business," of this Annual Report on Form 10-K) will be transferred to Freeport Sulphur Company, a newly-formed subsidiary of FRP. Shares of Freeport Sulphur Company will be distributed to all FRP unitholders, including FTX. As of June 30, 1997, the net carrying value of the Company's sulphur investment was approximately $200.0 million. The Company expects to record a significant non-cash charge on the disposition of this investment in connection with the FTX

Merger. The FTX Merger is subject to various closing conditions, including approval by stockholders of FTX and the Company.

BUSINESS UNIT INFORMATION

    The amounts and relative proportions of net sales and operating earnings contributed by the business units of the Company have varied from year to year and may continue to do so in the future as a result of changing business, economic and competitive conditions as well as technological developments.

    The following business unit discussion should be read in conjunction with the information contained in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," of this Annual Report on Form 10-K.


IMC-Agrico Crop Nutrients
-------------------------
    Net sales for the IMC-Agrico Crop Nutrients (Crop Nutrients) business unit were $1,562.2 million, $1,747.7 million and $1,559.0 million for the years ended June 30, 1997, 1996 and 1995, respectively.

    Crop Nutrients is a leading United States miner of phosphate rock with 25 million tons of annual capacity. Crop Nutrients' central Florida phosphate mining operations and plants produce phosphate rock, which is one of the primary raw materials used in the production of concentrated phosphates.

    Crop Nutrients is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5 equivalent). P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide. Crop Nutrients' concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.

    Crop Nutrients' concentrated phosphate production facilities are located in central Florida and Louisiana. Its annual capacity represents approximately 31 percent of total United States concentrated phosphate production capacity and ten percent of world capacity. The Florida concentrated phosphate facilities consist of three plants: New Wales, Nichols and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of 1.8 million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces four forms of concentrated phosphates: diammonium phosphate (DAP), monoammonium phosphate (MAP), granular triple superphosphate (GTSP) and merchant grade phosphoric acid. The Nichols facility manufactures phosphoric acid, DAP and granular MAP. The South Pierce plant produces phosphoric acid and GTSP. The Louisiana concentrated phosphate facilities consist of three plants:
Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid which is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular MAP. The Faustina plant manufactures phosphoric acid, DAP, granular MAP, urea and ammonia. The Taft facility manufactures only DAP. Concentrated phosphate operations are managed to balance Crop Nutrients' output with customer needs. The Nichols and Taft complexes were temporarily idled during fiscal 1997.

Subsequent to June 30, 1997, Crop Nutrients resumed production at the Nichols facility; Taft remains closed subject to improvement of market conditions.

    Phosphate rock, sulphur and ammonia are the three principal raw materials used in the production of concentrated phosphates:

Phosphate Rock

    Crop Nutrients' phosphate mining operations and beneficiation plants are located in central Florida. Crop Nutrients extracts phosphate ore through surface mining after removal of a ten to 50 foot layer of sandy overburden and then processes the ore at one of its five currently operating beneficiation plants where the ore goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials. Crop Nutrients has two additional beneficiation plants, one of which has been idle since 1986 and one of which was idled in June 1997. Crop Nutrients' phosphate rock production volume for the years ended
June 30, 1997, 1996 and 1995 totaled 22.5 million, 23.7 million and
24.4 million tons, respectively. Although Crop Nutrients sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used captively, primarily in the manufacture of concentrated phosphates, totaled 14.2 million,
14.7 million and 14.3 million for the years ended June 30, 1997, 1996 and 1995, respectively, representing 63 percent, 62 percent and 59 percent, respectively, of total tons produced. Product shipments to customers totaled 5.8 million, 7.6 million and 10.7 million tons for the years ended June 30, 1997, 1996 and 1995, respectively. Customer shipments have been reduced in order to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

    Crop Nutrients estimates its reserves to be 579 million tons of phosphate rock as of June 30, 1997. These reserves are controlled by Crop Nutrients through ownership, long-term lease, royalty or purchase option agreements. Reserve grades range from 58.0 percent to 78.0 percent bone phosphate of lime (BPL), with an average grade of 66.6 percent BPL. BPL is the standard industry term used to grade the quality of phosphate rock. The phosphate rock mined by Crop Nutrients in the last three years averaged 65.8 percent BPL, which is typical for phosphate rock mined in Florida during this period. Crop Nutrients estimates its reserves based upon the performance of exploration core drilling and technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

    During 1997, approximately 100 million tons were added to reserves as a result of the agreement to purchase Pine Level. (See "Contingencies - Pine Level Property Reserves," in Part II, Item 7, " Management's Discussion and Analysis of Results of Operations and Financial Condition," in this Annual Report on Form 10-K for further detail.) In addition, approximately 100 million tons of mineralized deposits (as described below) were moved to reserves during the year as the necessary prospect data and analyses were completed.

    Crop Nutrients also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district. Resources are mineralized deposits which may be economically recoverable; however, additional prospect data and analyses, including further geological work, drilling, permitting and mining feasibility studies, are required before they may be classified as reserves. Based upon its preliminary analyses of these resources, Crop Nutrients believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by Crop Nutrients but are similar to some of the reserves being mined by current operations. These resources contain estimated recoverable phosphate rock of approximately 232 million tons with an average grade of approximately 64.0 percent BPL. Some of these resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations.

Sulphur

    The Company owns a 25 percent interest in a joint venture which began mining sulphur reserves at Main Pass 299 (Main Pass) offshore Louisiana in April 1992. In fiscal 1997, FRP, the operator of Main Pass, produced 1.9 million long tons of sulphur. Using a hot-water injection process, Main Pass is one of the most thermally efficient sulphur mines in the industry. The Company and FRP have an agreement to supply a significant portion of Crop Nutrients' sulphur requirements. FRP supplies its portion of the requirements through its sulphur division, and the Company supplies its portion of the requirements through its share of Main Pass production and purchases from FRP and third parties. (See "Subsequent Event," in Part I, Item 1, "Business," of this Annual Report on Form 10-K for further detail.)

Ammonia

    Crop Nutrients' ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under long-term contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is primarily used internally to produce DAP, granular MAP and urea.

Sales and Marketing

    Domestically, Crop Nutrients sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers in the spot market. The Company also uses concentrated phosphates internally for the production of animal feed ingredients (see IMC-Agrico Feed Ingredients), high-value crop nutrients (see IMC AgriBusiness) and consumer lawn and garden as well as professional turf and nursery products (see IMC Vigoro). Virtually all of Crop Nutrients' export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization. Outside of the United States, the countries which account for the largest amount of Crop Nutrients' sales of concentrated phosphates include China, Japan, Australia and Thailand. The table below shows Crop Nutrients' shipments in thousands of tons of P2O5 equivalent:

                            1997           1996            1995
                        -----------     ----------      ------------
                       Tons      %      Tons     %      Tons      %
                       -------------    -----------     ------------
Domestic
 Customers             1,164    30%     1,383   34%     1,319   33%
 Captive, to other
  business units         587     15       487    12       504    13
                       -----   ---      -----   ---     -----   ---
                       1,751     45     1,870    46     1,823    46
Export                 2,113     55     2,187    54     2,138    54
                       -----   ---      -----   ---     -----   ---

Total shipments        3,864   100%     4,057  100%     3,961  100%
                       =====   ===      =====   ===     =====   ===

    Crop Nutrients has contractual commitments from outside customers for the shipment of concentrated phosphates amounting to approximately 800,000 tons (P2O5 equivalent) and phosphate rock amounting to approximately five million tons in fiscal 1998.

Other

    Crop Nutrients also manufactures and markets uranium oxide. Phosphate rock is the source of uranium oxide, with the uranium content varying from deposit to deposit. Uranium oxide production facilities are located in Louisiana and Florida. In Louisiana, Crop Nutrients owns and operates uranium oxide recovery and processing facilities which are located adjacent to its Uncle Sam and Faustina concentrated phosphate plants. In 1997, these facilities recovered 1.0 million pounds of uranium oxide from phosphoric acid produced at these facilities. Crop Nutrients also owns two uranium oxide recovery and processing facilities in central Florida, one located adjacent to its New Wales concentrated phosphate plant and another located adjacent to a concentrated phosphate plant owned and operated by a subsidiary of CF Industries, Inc. (CF). The New Wales and CF facilities have been temporarily idled pending improvement of uranium market conditions.

Competition

    Crop Nutrients operates in a highly competitive global market. Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers. Phosphate crop nutrient producers compete primarily based on price, and to a lesser extent based on product quality and innovation.


IMC Kalium
----------
    Net sales for the IMC Kalium business unit were $524.3 million, $455.6 million and $472.0 million for the years ended June 30, 1997, 1996 and 1995, respectively.

    IMC Kalium mines, processes and distributes potash in the United States and Canada. IMC Kalium's products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used internally in the manufacture of mixed crop nutrients and, to a lesser extent, animal feed ingredients (see IMC AgriBusiness and IMC-Agrico Feed Ingredients, respectively). IMC Kalium's potash products are also used by IMC Vigoro for consumer and professional lawn and garden products as well as ice-melter (see IMC Vigoro). IMC Kalium also sells potash to customers for industrial use. IMC Kalium operates four potash mines in Canada and two potash mines in the United States. With a total capacity in excess of nine million tons of product per year, IMC Kalium is one of the leading private enterprise potash producers in the world. In 1997, these operations accounted for approximately 13 percent of world capacity.

    The term "potash" applies generally to the common salts of potassium. Since the amount of potassium in these salts varies, the industry has established a common standard of measurement by defining a product's potassium content in terms of equivalent percentages of potassium oxide (K2O). A K2O equivalent of 60.0 percent is the customary minimum standard for muriate of potash products.

Canadian Operations

    IMC Kalium's four potash mines in Canada are located in the province of Saskatchewan, Canada. Two potash mines are interconnected at Esterhazy, one is located at Belle Plaine and one is located at Colonsay. The combined annual capacity of these four mines is approximately eight million tons. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Potash shaft mining takes place underground at depths of over 3,000 feet where continuous mining machines cut out the ore face and move jagged chunks of ore to conveyor belts. The ore is then crushed and moved to storage bins where it awaits hoisting to refineries above ground. In contrast, IMC Kalium's solution mining process involves heated water which is pumped through a "cluster" to dissolve the potash in the ore bed. A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather electric drilling rig. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, solution is pumped into a 130-acre cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. The Canadian operations produce 26 different potash products, including industrial grades, many through patented processes.

    Potash Corporation of Saskatchewan Inc. (PCS) controls several potash-producing properties in the province, including a property which consists of reserves located in the vicinity of IMC Kalium's Esterhazy mines. Under a long-term contract with PCS, the Company is obligated to mine and refine these reserves for a fee plus a pro rata share of production costs. The specified quantities of potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of approximately one-fourth of the tons produced by Esterhazy but no more than approximately 1.1 million tons. The current contract extends through June 30, 2001 and is renewable at the option of PCS for five additional five-year periods.

    IMC Kalium controls the rights to mine 331,660 acres of potash-bearing land in Saskatchewan. This land, of which 69,748 acres have already been mined or abandoned, contains over 4.6 billion tons of potash mineralization (calculated after estimated extraction losses) at an average grade of about 21.0 percent. This ore is sufficient to support current operations for more than a century and will yield more than 1.4 billion tons of finished product with a K2O content of approximately 61.0 percent.

    IMC Kalium's mineral rights in Saskatchewan consist of 133,102 acres owned in fee, 175,241 acres leased from the province of Saskatchewan and 23,317 acres leased from other parties. All leases are renewable by the Company for successive terms of 21 years. Royalties, established by regulation of the province of Saskatchewan, amounted to approximately $6.4 million, $6.8 million and $6.0 million in 1997, 1996 and 1995, respectively.

    In August 1995, the Company was chosen by the Minister of State for Mines and Energy for the Canadian province of New Brunswick to explore the potash deposit near the town of Sussex. IMC Kalium is currently performing a geological reassessment of the property and feasibility study to determine whether to develop the deposit.

    Since December 1985, IMC Kalium has experienced an inflow of water into one of its two interconnected potash mines at Esterhazy. As a result, IMC Kalium has incurred expenditures, certain of which due to their nature were capitalized while others were charged to expense, to control the inflow. Since the initial discovery of the inflow, IMC Kalium has been able to meet all sales obligations from production at the mines. IMC Kalium has considered, and continues to evaluate, alternatives to the operational methods employed at Esterhazy.
However, recent changes in the procedures utilized to control the water inflow have proven successful to date and IMC Kalium currently intends to continue conventional shaft mining. Despite the relative success of these modified measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow or remediation costs will not increase to a level which would cause IMC Kalium to change its mining process or abandon the mines.

    Like other potash producers' shaft mines, IMC Kalium's Colonsay mine is also subject to the risks of inflow of water as a result of its shaft mining operations.

    The Saskatchewan potash mining industry generally has been unable to secure insurance to cover other risks associated with underground operations. Therefore, IMC Kalium's underground mine operations are not presently insured against, and are not insurable against, business interruption or risk from catastrophic perils, including collapse, floods and other water inflow.

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

    The Saskatchewan Department of Environmental and Resource Management (Saskatchewan Department) published regulations requiring all potash mine operators to submit facility decommissioning and reclamation plans for approval by the Saskatchewan Department and to provide assurances that the plans will be carried out when the facility is closed. The Company believes the expected life of its facilities in Saskatchewan to be more than 100 years. On April 18, 1997, IMC Kalium filed decommissioning and reclamation plans with the Saskatchewan Department pursuant to the regulations. IMC Kalium is currently in discussions regarding the decommissioning and reclamation plans. Pending completion of these discussions, the Company is unable to estimate with certainty the financial impact of any required decommissioning and reclamation.

United States Operations

    IMC Kalium's two United States potash mines are located in Carlsbad, New Mexico, and Hersey, Michigan.

    The Carlsbad mine has an annual production capacity of over one million tons of finished product. The ore reserves are of three types:
(1) sylvinite, a mixture of potassium chloride and sodium chloride, the same as the ore mined in Saskatchewan; (2) langbeinite, a double sulphate of potassium and magnesium; and (3) a mixed ore, containing both potassium chloride and langbeinite. At this time only the sylvinite and langbeinite ores are mined.

    Continuous and conventional underground mining methods are utilized for ore extraction at Carlsbad. In the continuous mining sections, drum type mining machines are used to cut sylvinite ore from the face. Mining heights are as low as four feet. In the conventional areas, a wide ore face is undercut and holes drilled to accept explosive charges. Ore from both continuous and conventional sections is loaded onto conveyors, transported to storage areas and then hoisted above ground for further processing at the refinery.

    Three types of potash are produced at the Carlsbad refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; double sulphate of potash magnesia, marketed under the brand name Sul-Po-Mag (registered trademark), containing significant amounts of sulphur, potassium and magnesium, with low levels of chlorine; and sulphate of potash, supplying sulphur and a high concentration of potassium with low levels of chlorine. IMC Kalium believes it is the leading United States producer of double sulphate of potash magnesia and a leading United States producer of sulphate of potash.

    At Carlsbad, IMC Kalium mines and refines potash from 46,434 acres of reserves which are controlled under long-term leases. These reserves contain an estimated total of 161 million tons of potash mineralization (calculated after estimated extraction losses) in four mining beds evaluated at thicknesses ranging from four to 12 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 10.8 million tons of concentrate from sylvinite with an average grade of 60.0 percent K2O and 26.3 million tons of langbeinite concentrate with an average grade of approximately 22.0 percent K2O. At current rates of production, IMC Kalium's reserves of sylvinite and langbeinite are estimated to be sufficient to support operations for approximately ten years and for more than 22 years, respectively.

    IMC Kalium is currently constructing a 240,000 ton per year
Sul-Po-Mag granulation facility at Carlsbad. This facility will convert standard grade Sul-Po-Mag into premium granular grade which has expanded sales opportunities. The $20.0 million project is scheduled to commence production in January 1998.

    In May 1997, the Company announced that it had reached a definitive agreement to acquire Western Ag-Minerals Company (Western Ag), a subsidiary of Toronto-based Rayrock Yellowknife Resources Inc., for $53.0 million. Western Ag, located in Carlsbad, New Mexico, has annual capacity of 400,000 tons of potash and had calendar-year 1996 gross revenues of approximately $41.0 million. On September 5, 1997, the acquisition of Western Ag was consummated.

    Since October 1989, IMC Kalium has mined a small amount of potash at Hersey, Michigan, using solution mining technology. The objective of this pilot plant was to test the feasibility of solution mining in the Hersey area and to test new technologies which could be applied to improve efficiencies at both the Belle Plaine and Hersey facilities. IMC Kalium has completed the construction phase of its $60.0 million expansion of this facility and operation has commenced. The plant's current annual potash production capacity is approximately 160,000 tons, and salt capacity is approximately 300,000 tons per year. The Company believes that the commencement of operations at the Hersey plant is an important step forward in its strategy to increase sales and earnings in multiple markets with multiple products.

Sales and Marketing

    Potash is sold throughout the world, with IMC Kalium's largest amount of sales outside of the United States made to China, Japan, Malaysia, Korea, Australia, New Zealand and Latin America. Potash is also used internally in the manufacture of high-value crop nutrients by IMC AgriBusiness and by IMC Vigoro as a major ingredient in its ice-melter product as well as one of the primary nutrients in the consumer lawn and garden and professional turf and nursery products. IMC Kalium's exports from Canada, except to the United States, are made through Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers. Exports from Carlsbad are sold through the Sulphate of Potash Magnesia Association, formed by the Company under the Webb-Pomerene Act. In 1997, 83 percent of the potash produced by IMC Kalium was sold as crop nutrients, while 17 percent was sold for non-agricultural uses. The table below shows IMC Kalium's shipments of potash in thousands of tons:

                              1997            1996            1995
                          ------------    ------------   ------------
                          Tons      %     Tons      %    Tons      %
                          -------------------------------------------
Domestic (includes Canada)
  Wholesale               4,471   56%     4,112   57%    4,014   55%
  Captive, to other
   business units         1,178    15     1,239    17    1,058    14
                          -----   ---     -----   ---    -----   ---
                          5,649    71     5,351    74    5,072    69
Export                    2,357    29     1,864    26    2,281    31
                          -----   ---     -----   ---    -----   ---

Total shipments           8,006  100%     7,215  100%    7,353  100%
                          =====   ===     =====   ===    =====   ===

    IMC Kalium has contractual commitments from outside customers for the shipment of potash amounting to approximately 1.8 million tons in fiscal 1998.

Competition

    Potash is a commodity available from many sources and the market is highly competitive. In addition to IMC Kalium, there are six North American producers -- three in the United States and three in Canada, some of which may have greater production capacity than IMC Kalium. Through its participation in Canpotex, IMC Kalium competes outside of North America with various independent potash producers and consortia and other export organizations, including state-owned organizations. IMC Kalium's principal methods of competition, with respect to the sale of potash, include pricing; offering consistent, high-quality products and superior service; as well as developing new industrial and consumer uses for potash.


IMC AgriBusiness
----------------
    Net sales for the IMC AgriBusiness business unit were $860.7 million, $802.9 million and $760.8 million for the years ended June 30, 1997, 1996 and 1995, respectively. IMC AgriBusiness operates approximately 260 facilities consisting of retail distribution centers, manufacturing plants and terminals and warehouses. For the year ended June 30, 1997, approximately 52 percent, 46 percent and two percent of IMC AgriBusiness' net sales were from agricultural retail, agricultural wholesale and industrial operations, respectively.

Retail Operations

    IMC AgriBusiness believes it is one of the largest retail crop nutrients distributors in the United States. It operates a network of approximately 215 FARMARKET (registered trademark)s, each of which offers a broad array of IMC AgriBusiness' crop nutrients and related products and services. Approximately 70 percent of the FARMARKETs are located in the eastern Midwest and the remaining in the southeastern regions of the United States, and are generally located in rural areas, primarily serving farmers located within a 15-20 mile radius. The FARMARKETs are clustered near and are partially supplied by IMC AgriBusiness' production plants and terminals, many of which are located on major rivers and have storage facilities for liquid or dry crop nutrient materials.

    Each FARMARKET custom blends and bulk blends crop nutrients to meet the needs of individual farmers for the specific crops grown in their areas. Crop protection products and seed are also purchased by IMC AgriBusiness and sold through its FARMARKETs. One of the most successful FARMARKET programs is the Balanced Fertility Program which is designed to improve crop production through increased yields per acre. Key elements of this program include soil testing and programs to correct soil deficiencies. FARMARKETs also offer farmers the option of having IMC AgriBusiness' employees apply crop nutrient and crop protection chemicals, thereby saving time, labor costs and the cost of investment in specialized equipment required for such applications.

    FARMARKETs are generally staffed by a manager, one or two salespeople and two to three hourly employees, some of whom are seasonal employees. IMC AgriBusiness extensively trains its full-time FARMARKET employees in crop nutrient application and agronomics, business management and environmental compliance. This training is deemed to be essential to customer service. The majority of IMC AgriBusiness' salaried FARMARKET employees have obtained certification from the Certified Crop Advisors Program as Certified Crop Advisors.

    Approximately ten percent of IMC AgriBusiness' FARMARKETs are owned and operated by independent dealers who purchase IMC AgriBusiness' products on consignment. Blending and storage are performed at the dealer's place of business, and the dealer is paid a commission determined by a sliding scale based on the volume and profit margin of the products sold. IMC AgriBusiness recommends prices, approves credit extended by these dealers, owns the FARMARKETs' working capital and often owns its blending equipment.

    FARMARKET sales, as well as wholesale sales discussed below, are largely concentrated in the spring planting season. Weather has a significant impact on the timing and length of the planting season and, therefore, can have a significant effect on crop nutrient sales prices and volumes.

    IMC AgriBusiness also offers high technology agricultural advisory services to its retail customers through its Top Soil Precision Ag (Top
Soil) operations. Top Soil offers soil sampling via global positioning; crop scouting; yield monitor mapping and interpretation; statistical analysis for yield variation and other crop management services.

Wholesale Operations

    IMC AgriBusiness sells agricultural crop nutrient and crop protection products on a wholesale basis to independent dealers and distributors, including those that perform services similar to those offered by FARMARKETs.

    The wholesale sales in the southeastern region of the United States include products sold under the brand names RAINBOW (registered trademark) and SUPER RAINBOW (registered trademark) which are produced from granulation plants in Americus, Georgia; Florence, Alabama; Winston Salem, North Carolina and Hartsville, South Carolina. The combined annual production from these plants approximates 650,000 tons.

    IMC AgriBusiness sells nitrogen-based products, which include anhydrous ammonia, nitrogen solutions and urea, on a wholesale basis in the eastern Midwest region of the United States. A portion of these sales are produced from IMC AgriBusiness' nitrogen plant in East Dubuque, Illinois, which annually produces approximately 290,000 tons of anhydrous ammonia and 220,000 tons of nitrogen solutions.

    In addition, IMC AgriBusiness markets potash and concentrated phosphates produced by the Company's IMC Kalium and IMC-Agrico Crop Nutrients business units, respectively, on a wholesale basis to independent dealers and distributors in the eastern Midwest and southeastern regions of the United States.

Seed, Industrial and Other Operations

    IMC AgriBusiness sells corn, soybean and wheat planting seed through its FARMARKET system and through its Ohio-based Farmer-Dealer system. The FARMARKETs sell Vigoro (registered trademark) brand seeds as well as most national brands, and the Farmer-Dealer system sells Green Land (registered trademark) brand seeds. IMC AgriBusiness is also actively involved in the breeding and production of identity-preserved crops and is a supplier of proprietary soybeans to Japanese food producers through a partnership with Honda Trading America Corporation.

    IMC AgriBusiness' primary products sold in the industrial market include nitric acid, liquid ammonium nitrate and food-grade carbon dioxide produced from a nitric acid plant in Cincinnati, Ohio, and the nitrogen plant in East Dubuque, Illinois. The nitric acid plant produces approximately 90,000 tons of nitric acid and 50,000 tons of liquid ammonium nitrate, while the nitrogen plant produces approximately 160,000 tons of food-grade carbon dioxide.

     IMC AgriBusiness operates a granulation plant in Columbus, Ohio, and several liquid and dry terminal facilities in southern Illinois, southern Indiana and Kentucky along with numerous smaller facilities, which are used for bulk-blending and/or warehousing in connection with its retail and wholesale operations.

Raw Materials

    Substantially all of the potash and phosphate raw materials used by IMC AgriBusiness are supplied by the Company's IMC Kalium and IMC-Agrico Crop Nutrients business units, respectively. IMC
AgriBusiness' nitrogen-based products are produced at its plants in East Dubuque and/or purchased from domestic suppliers under long-term contracts based on current market prices.

Other Products

    IMC AgriBusiness produces a broad range of nitrogen-based crop nutrients and related products, including anhydrous ammonia, ammonium nitrate solutions, liquid urea, urea granules and other nitrogen-based solutions. These products are sold alone or mixed with phosphates, potash, micronutrients, non-liquid ammonium nitrate and other materials to produce a variety of bulk-blend crop nutrients in either dry or liquid form. Certain of these products are marketed under the CERTIFIED HARVEST KING (registered trademark) brand. Liquid and dry products are blended according to the specific needs of the farmer. IMC AgriBusiness also mixes dicyandiamide (DCD) with nitrogen solutions under the name N TECH SR (trademark), providing farmers with a more efficient and environmentally-sensitive nitrogen source. The slow release DCD increases absorption of nitrogen by crops, thereby reducing the amount of nitrogen released into the environment. IMC AgriBusiness has a year-to-year renewable purchase agreement with the world's largest producer of DCD.

    IMC AgriBusiness also produces nitric acid, aqua ammonia and refrigerant-grade ammonia. Nitric acid is sold in various formulations to a wide variety of industrial users for use in metal platings, coatings and water treatment. IMC AgriBusiness also produces food-grade carbon dioxide as a by-product of its ammonia production process. Food-grade carbon dioxide is used in carbonated beverages and as a refrigerant in food processing.

Competition

    The marketing of crop nutrients to farmers on a national basis is highly fragmented. Since crop nutrients are a basic commodity, the principal means of differentiating competing products is through competitive pricing coupled with offering personal services and agronomically-efficient products which allow maximum yields while being sensitive to environmental concerns. IMC AgriBusiness' FARMARKETs were developed to enhance the personal service concept and thereby differentiate IMC AgriBusiness' products from those of competitors. Most of IMC AgriBusiness' FARMARKETs are leaders in their respective area of operation. IMC AgriBusiness believes its nitrogen-based crop nutrients and related products are well positioned in both the retail and wholesale agricultural market sectors and in the industrial market sector. IMC AgriBusiness' principal competitors in the agricultural crop nutrients market include cooperatives, which have the largest market share in a majority of the locations served by the Company, national producers, major grain companies and independent distributors and brokers.

IMC-Agrico Feed Ingredients
----------------------------
    In October 1995, the Company acquired the animal feed ingredients business of Mallinckrodt Group Inc. and subsequently contributed it to IMC-Agrico. Net sales for the IMC-Agrico Feed Ingredients business unit were $159.2 million for 1997 and $113.6 million for the partial year 1996. IMC-Agrico Feed Ingredients is one of the world's foremost producers and marketers of phosphate-based animal feed ingredients with an annual capacity in excess of 700,000 tons. IMC-Agrico Feed Ingredients supplies phosphate and potassium based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia. The principal production facilities of IMC-Agrico Feed Ingredients are located adjacent to, and utilize raw materials from, IMC-Agrico's concentrated phosphate complex at New Wales in central Florida. IMC-Agrico Feed Ingredients also markets potassium-based feed products produced at the Company's potash facilities. IMC-Agrico Feed Ingredients has a strong brand position in the $1 billion global market with products such as Biofos (registered trademark), Dynafos (registered trademark), Multifos (registered trademark), Dyna-K (registered trademark) and Dynamate (registered trademark).

    IMC-Agrico Feed Ingredients operates in a competitive global market. Major integrated producers of feed phosphates and feed grade potassium are located in the United States and Europe. Many smaller producers are located in emerging markets around the world. These producers are not manufacturers of P2O5 and are required to purchase this raw material on the open market. Competition in this global market is driven by quality, service and price.


IMC Vigoro
----------
    Net sales for the IMC Vigoro business unit were $102.8 million, $95.1 million and $96.8 million for the years ended June 30, 1997, 1996 and 1995.

    IMC Vigoro manufactures and sells specialty crop nutrient products consisting of lawn and garden and turf and nursery products as well as packages and sells potassium-based ice melter products. The lawn and garden products are sold throughout the United States primarily to major national retail chains under private label and Vigoro brands, and the turf and nursery products are sold to golf courses, nurseries, landscape contractors and institutions directly and through independent distributors. The environmentally-sensitive, potassium-based ice melter products are sold under various brands throughout the Midwest, the eastern snowbelt states and Canada.


FACTORS AFFECTING DEMAND

    The Company's results of operations historically have reflected the effects of several external factors which are beyond the Company's control and have in the past produced significant downward and upward swings in the Company's operating results. The Company's revenues, approximately 69 percent of which have come from North American sales over the past five years, are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, because of the high percentage of its revenues coming from North American sales, the Company's crop nutrients business is seasonal to the extent United States farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

    Approximately 31 percent of the Company's revenues has come from sales outside North America over the past five years. The Company's foreign operations and investments and any future international expansion by the Company are subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic, political and regulatory policies of local governments and laws and policies of the United States and Canada affecting foreign trade and investment. Due to economic and political factors, customer needs can change dramatically from year to year. See also Note 21, "Operations by Geographic Area," of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail.

    In 1997, sales of concentrated phosphates and potash to China accounted for approximately 13 percent of the Company's net sales. No single customer or group of affiliated customers accounted for more than ten percent of the Company's net sales.


OTHER MATTERS

Environmental Matters
---------------------
General

    In the normal course of its business, the Company mines phosphate and potash, manufactures and blends crop nutrients, and blends crop nutrients with pesticide products. These operations are subject to federal, state, provincial and local environmental, health and safety laws in the United States and Canada, including laws related to air and water quality; management of hazardous and solid wastes; management and handling of raw materials and products; and land reclamation. The Company has expended, and anticipates that it will continue to expend, substantial resources, both financial and managerial, to comply with environmental regulations, permitting and reclamation requirements, and health and safety standards. Additionally, although the Company believes that its operations generally satisfy environmental standards, there can be no assurance that unexpected or additional costs, penalties or liabilities will not be incurred. The Company believes that its expenditures for environmental, health or safety compliance have been significant and expects that these costs will continue to be significant.

    For fiscal year 1997, environmental capital expenditures were approximately $24 million and were primarily related to air emissions permitting and control; ground and surface water protection; wastewater treatment and control; and solid waste management. Additional expenditures for land reclamation activities totaled approximately $25 million. For fiscal year 1998, the Company expects environmental capital expenditures to be approximately $46 million and expenditures for land reclamation activities to be approximately $24 million. Environmental capital is expected to increase in 1998 as a result of phosphogypsum stack and settling area expansion projects as well as spending for air emissions control and storage tank containment projects. No assurance can be given that greater environmental expenditures will not be required for fiscal year 1998 or that environmental expenditures in future years will not increase.

    Environmental, health and safety laws and regulations in the United States and Canada relating to the manufacture and application of crop nutrients and to mining activities have changed substantially and rapidly in recent years, and the Company anticipates that these changes will continue. It is the Company's policy to comply with all applicable environmental, health and safety laws and regulations. It is difficult to estimate future compliance costs, however, since certain implementing regulations have not yet been finalized or are subject to varying and conflicting interpretations. Nevertheless, because new environmental standards generally are more restrictive than current requirements, the costs of complying with such regulations could increase substantially.

Permitting

    The Company holds numerous environmental and other permits authorizing operations at each of its facilities. A decision by a government agency to deny an application for a new or renewed permit, or to revoke or substantially modify an existing permit, could have a material adverse effect on the Company's ability to continue operations at the affected facility. Expansion of Company operations also is predicated upon securing the necessary environmental and other permits. IMC-Agrico signed an agreement with Consolidated Minerals, Inc. (CMI) for the purchase of real property (Pine Level) containing approximately 100 million tons of phosphate rock reserves in Florida. In connection with the purchase, IMC-Agrico has agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property. Successful achievement of such permitting remains to be accomplished in the next five to eight years. Although the Company has successfully permitted mining properties in Florida, if permits were denied or if compliance with permit conditions became cost prohibitive, a complete or substantial inability to mine this property would adversely impact the Company. (See "Contingencies - Pine Level Property Reserves," in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," in this Annual Report on Form 10-K for further detail.)

Air Quality

    The 1990 Amendments to the Clean Air Act require certain sources to increase controls on emissions of conventional and hazardous air pollutants. During 1997, several of the Company's facilities have applied for, or will apply for, such operating permits. In addition, by the year 2000, the United States Environmental Protection Agency is scheduled to promulgate control standards for hazardous air pollutants applicable to certain of the Company's operations. Capital expenditures, which could be significant, might be necessary to meet the regulatory or permit requirements. Because the operating permits have not been issued and the regulatory requirements have not been finalized, the Company cannot estimate the extent of these expenditures.

Process Safety Management and Risk Management Planning

    Several of the Company's facilities are subject to Process Safety Management (PSM) standards under the Occupational Safety and Health Act and to the Risk Management Planning (RMP) requirements under the Clean Air Act. PSM standards require covered facilities with processes that utilize certain chemicals to implement written safety management plans, procedures and employee training. RMP rules require covered facilities to establish comprehensive plans for preventing and responding to accidental releases. Under RMP, facilities also must release to the public information about regulated processes and release prevention programs, the potential for accidental releases and the facility's "worst case" release scenarios and their potential effects on nearby populations. The Company continues to implement the required programs.

As process safety and risk management efforts proceed, the Company will incur costs to complete projects, planning processes and related measures and these costs could be substantial.

Management of Residual Materials

    Phosphate and potash mining and processing produce residual materials that must be managed. Phosphate residuals, consisting primarily of phosphogypsum, typically are stored in phosphogypsum stack systems. Other phosphate mining residuals, clay and other tailings, are used in reclamation. Potash producers generally store tailings, which contain primarily salt, iron compounds and clay, in surface disposal sites. The Company has incurred and will continue to incur significant costs to manage its phosphate and potash residual materials in accordance with environmental laws, regulations and permit requirements.

    To address concerns about potash tailings management, the Saskatchewan Department published regulations in 1994 requiring all potash mine operators: (i) to submit facility decommissioning and reclamation plans for approval and (ii) to provide assurances that the plans will be carried out. The decommissioning and reclamation plans and related assurances cover all facilities at a mine, including surface disposal sites for potash tailings. In 1997, the Company has filed its decommissioning plans for its three Saskatchewan potash mines. Implementation of the plans will be deferred until an affected facility is permanently closed which the Company does not anticipate in the foreseeable future at any of the locations. Based on potash reserves, each of the mine sites could continue to operate for more than 100 years. Each plan will be renewed every five years until anticipated closure or as requirements of the regulations change. The Company, like all members of the Saskatchewan potash industry, is unable to predict with certainty the financial impact of the regulations on the Company due to the anticipated life of each mine, prospective advances in tailings management technology, and changes from time to time in rules and regulations. The plans are currently under consideration and have been neither approved nor disapproved by the Provincial agency. The mechanism for required financial assurances has not yet been determined by the Province. Costs for decommissioning are likely to be significant although funds are not anticipated to be expended in the foreseeable future.

    With regard to phosphate processing, Florida law may require IMC-Agrico to close one or more of its unlined phosphogypsum stacks and/or associated cooling ponds after March 25, 2001, if the stack system is demonstrated to cause a violation of Florida's water quality standards. IMC-Agrico has already filed an application with Florida's Department of Environmental Protection to close the unlined gypsum stack at its New Wales facility in central Florida. Closure activities would begin on July 1, 1998 if the plan is accepted and would cost approximately $2.5 million, net of recorded accruals, for construction activities over a period of five years. IMC-Agrico cannot predict at this time whether Florida will require closure of any of its other stack systems. The costs of any such closures could be significant.

    IMC-Agrico continues to address elevated levels of sulphate and sodium indicators in groundwater at its New Wales facility. In 1992, elevated sulphate levels were detected in groundwater beneath the cooling pond. In response, the Central Florida Regional Planning Council required IMC-Agrico to plug former recharge wells and either show that groundwater indicator levels have returned to acceptable levels or line or relocate the cooling pond. Recent monitoring data have evidenced an improving trend in the sulphate and sodium indicator levels. If the trend continues, IMC-Agrico is expected to obtain an operating permit which will expire in July 1998. If indicators do not reach acceptable levels, options will be pursued to meet the operating needs of the facility. The estimated cost to line or relocate the cooling pond is estimated to be approximately $50.0 million.

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

    The Company believes that it is entitled to at least partial indemnification for a portion of the costs that may be expended by the Company to remedy environmental issues at certain facilities and operations pursuant to indemnification agreements. These agreements address contamination that is attributable to activities occurring prior to the Company's acquisition of facilities from parties including PPG Industries, Inc.; Kaiser Aluminum & Chemical Corporation; BFEL, Ltd.; Estech, Inc. and certain other parties. The Company has already received and anticipates receiving amounts pursuant to certain indemnification agreements for all or some of its expenses incurred to date.

Superfund

    The Comprehensive Environmental Response Compensation Liability Act (CERCLA), also known as "Superfund," imposes liability without regard to fault or to the legality of a party's conduct on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, the Company is involved in, or concluding involvement at, a number of Superfund sites. At none of these sites alone, nor in the aggregate, is the Company's liability currently expected to be material. As more information is obtained regarding the sites and the potentially responsible parties involved, this expectation could change.

Employees
---------
    The Company had approximately 9,200 employees at June 30, 1997. The work force consisted of
3,603 salaried, 5,520 hourly and 50 temporary or part-time employees.

Labor Relations
---------------
    The Company has 18 collective bargaining agreements with eight international unions or their affiliated local chapters. Three agreements covering two percent of the hourly work force were negotiated during calendar 1996, and five agreements covering 50 percent of the hourly work force have been negotiated to date in calendar 1997. Resulting wage and benefit increases were consistent with competitive industry and community standards. One agreement covering less than two percent of the hourly work force will expire during the remainder of calendar 1997. The Company has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

Item 2.  Properties.

    Information regarding the plant and properties of the Company is included in Part I, Item 1, "Business," of this Annual Report on Form 10-K.


Item 3.  Legal Proceedings.

Environmental Proceedings
-------------------------
    Reference is made to "Other Matters - Environmental Matters," in
Part I, Item 1, "Business," of this Annual Report on Form 10-K.

Sterlington Litigation
----------------------
    ANGUS Chemical Company (ANGUS), numerous third parties alleging personal injury and the Company are involved in various litigation arising out of a May 1991 explosion at a nitroparaffins plant located in Sterlington, Louisiana. The Company continues to litigate each of the matters arising out of the Sterlington explosion. Approximately 1,300 class action plaintiffs seek damages for personal injuries, "fear and fright," and punitive damages against ANGUS, the Company and other defendants arising from the explosion. Discovery is still not complete, and the trial date has been postponed indefinitely. The Company is unable to estimate the magnitude of its exposure at this time.

    The Company has settled actions filed by ANGUS with respect to claims for amounts ANGUS paid for settled claims in connection with the explosion and has settled actions filed by ANGUS for claimed rights of direct action against the Company's insurers. In addition, ANGUS' claims for certain environmental claims were dismissed by the trial court and are on appeal.

Potash Antitrust Litigation
---------------------------

    The Company was a defendant, along with other Canadian and United States potash producers, in a class action antitrust lawsuit filed in federal court in 1993. The plaintiffs alleged a price-fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaint. The class action complaint against all defendants, including the Company, was dismissed by summary judgment in January 1997. The summary judgment dismissing the case is currently on appeal by the plaintiffs to the United States Court of Appeals for the Eighth Circuit. The Court of Appeals is expected to rule during calendar 1998.

    In addition, in 1993 and 1994, class action antitrust lawsuits with allegations similar to those made in the federal case were filed against the Company and other Canadian and United States potash producers in state courts in Illinois and California. The Illinois case was dismissed for failure to state a claim. In the California case, merits discovery has been stayed and the case is currently inactive.

Other
-----
    In the ordinary course of its business, the Company is involved in routine litigation.

Item 4.  Submission of Matters to a Vote of Security Holders.

    There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended June 30, 1997.

PART II.

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters.

COMMON STOCK PRICES AND DIVIDENDS

                                               Quarter
                              ----------------------------------------
Fiscal 1997                   First      Second     Third      Fourth
----------------------------------------------------------------------
Dividends per common share    $ 0.08      $ 0.08     $ 0.08     $ 0.08
Common stock prices:
High                          $44.500     $41.000    $42.500    $39.375
Low                            35.125      33.875     33.125     33.125

                                               Quarter
                              ----------------------------------------
Fiscal 1996                   First      Second     Third      Fourth
----------------------------------------------------------------------
Dividends per common share    $ 0.05      $ 0.08     $ 0.08     $ 0.08
Common stock prices:
High                          $33.313     $40.875    $43.250    $39.875
Low                            27.000      30.313     33.625     32.250

    The Company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol IGL. As of August 29, 1997, the Company had 92,109,557 shares of common stock outstanding, excluding treasury shares. Common stock prices are from the composite tape for New York Stock Exchange issues as reported in The Wall Street Journal. Data in the table above have been restated to reflect a 2-for-1 stock split, effected in the form of a 100 percent stock dividend distributed on November 30, 1995.

    As of August 29, 1997, the number of registered holders of common stock as reported by the Company's registrar was 451. However, an indeterminable number of stockholders beneficially own shares of the Company's common stock through investment funds and brokers.

    For the year ended June 30, 1997, the Company paid $30.1 million of cash dividends. The Company's debt instruments contain provisions which limit the Company's ability to pay dividends on its common stock. See "Capital Resources and Liquidity - Financing," in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," of this Annual Report on Form 10-K for further detail.

Item 6.  Selected Financial Data.

FIVE YEAR COMPARISON
(Dollars in millions except per share amounts)
                                         Years ended June 30,
                               1997     1996(1)(2)  1995(1)(2)
1994(1)(2) 1993(1)(3)
----------------------------------------------------------------------
Statement of Operations
 Data:
Net sales               $2,982.0  $2,981.0  $2,736.1 $2,125.3 $1,438.1
Sterlington litigation
 settlement, net             -         -         -        -     (169.1)
Earnings (loss) before
 income taxes, extra-
 ordinary item and cumu-
 lative effect of
 accounting changes        322.0     238.4     308.8     79.2   (117.0)
Provision (credit) for
 income taxes              117.5      94.1     115.5     34.8    (39.1)
                         --------  --------  -------- -------- -------
Earnings (loss) before
 extraordinary item and
 cumulative effect of
 accounting changes        204.5     144.3     193.3     44.4    (77.9)
Extraordinary charge -
 debt retirement           (11.4)      -        (6.5)   (25.2)    (2.0)
Cumulative effect of
 accounting changes          -         -        (5.9)     -      (47.1)
                         --------  --------  -------- -------- -------
Net earnings (loss)     $  193.1  $  144.3  $  180.9 $   19.2 $ (127.0)

Earnings (loss) per share:
 Earnings (loss) before
  extraordinary item and
  cumulative effect of
  accounting changes     $   2.15 $   1.56  $   2.12 $    .54$
(1.02)
 Extraordinary charge -
  debt retirement            (.12)    -         (.07)    (.31)
(.03)
 Cumulative effect of
  accounting changes         -        -         (.06)    -
(.62)
                         --------  --------  -------- -------- -------
 Net earnings (loss)     $   2.03 $   1.56  $   1.99 $    .23$
(1.67)
                         ========  ========  ======== ======== =======

Balance Sheet Data (at end of period):
Total assets            $3,611.6  $3,436.8  $3,323.2 $3,172.3 $2,343.3
Working capital            592.6     551.8     484.2    499.3    322.7
Working capital ratio      2.4:1     2.5:1     2.1:1    2.4:1    1.9:1
Long-term debt, less
 current maturities     $  694.8  $  736.7  $  750.2 $  801.6 $  994.6
Total debt, net of cash
 on hand                   692.1     754.9     620.6    672.1    946.9
Stockholders' equity     1,339.9   1,156.3   1,007.8    856.3    602.3
Total capitalization     2,032.0   1,911.2   1,628.4  1,528.4  1,549.2
Debt/total capitalization   34.1%     39.5%     38.1%    44.0%    61.1%

Other Financial Data:
Cash provided by
 operating activities   $  573.0  $  342.0  $  554.5 $  165.5 $   73.4
Capital expenditures       223.4     172.7     114.9     76.0    137.1
Cash dividends paid         30.1      35.5      24.6     14.2     30.7
Dividends per share          .32      .33       .26       .15      .32
Book value per share       14.32    12.52     11.09      9.46     7.91

(1) Restated to reflect the Merger which was accounted for as a pooling of interests.
(2) See Notes to Consolidated Financial Statements for a description of acquisitions, accounting change and non-recurring items. Beginning in 1994, operating results reflect the consolidation of the joint venture partnership formed on July 1, 1993 with FRP.
(3) Includes charges of $32.4 million from the settlement of a claim relating to losses arising out of a water inflow at one of the Company's potash mines in Canada, partially offset by a gain of $8.1 million from the resolution of a contract dispute with a major uranium customer. Also includes charges of $169.1 million, net of insurance recoveries and legal fees, resulting from the settlement of a lawsuit for damages arising out of an explosion at a nitroparaffins plant in Sterlington, Louisiana, and $47.1 million for the cumulative effect on prior years of adopting Statement of Financial Accounting Standard
(SFAS) No. 106, "Employers Accounting for Postretirement Benefits Other
Than Pensions," on July 1, 1992.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

INTRODUCTION

    The Company is one of the world's leading producers of crop nutrients for the international agricultural community and is one of the foremost domestic distributors of crop nutrients and related products through its retail and wholesale distribution networks. Through its IMC-Agrico joint venture with FRP, the Company is one of the world's leading producers and marketers of phosphate crop nutrients (IMC-Agrico Crop Nutrients) and animal feed ingredients (IMC-Agrico Feed Ingredients). The Company is also a world leading producer and marketer of potash crop nutrients and industrial grade potash through various operations in the United States and Canada (collectively, IMC Kalium). In addition, IMC is one of the nation's leading distributors of crop nutrients and related products, including nitrogen, through its FARMARKET (registered trademark) and Rainbow (registered trademark) distribution networks (collectively, IMC AgriBusiness). The Company also manufactures and distributes consumer lawn and garden products; produces and markets professional products for turf, nursery and horticulture markets; and produces and distributes potassium-based ice melter products (collectively, IMC Vigoro). Through other joint venture operations, the Company produces sulphur and oil and gas. (See "Subsequent Event," in Part I, Item 1, "Business," of this Annual Report on Form 10-K.)

    The Company's fiscal year ends June 30 and all yearly references herein refer to fiscal years unless otherwise noted. Shares and per share amounts have been restated to reflect a 2-for-1 stock split, effected in the form of a 100 percent stock dividend distributed on November 30, 1995.

Change in Fiscal Year

    Effective with the calendar year ending December 31, 1997, the Company will change from a fiscal year end of June 30 to December 31 in order to permit more effective business planning, including annual budgeting, government reporting and audit functions, as well as align statistical and financial reporting with competitors. The Company will file a transition report on Form 10-K for the calendar year ended December 31, 1997.

Merger
    The Company completed the Merger with Vigoro on March 1, 1996, which resulted in Vigoro becoming a subsidiary of the Company. In connection with the Merger, the Company issued approximately 32.4 million shares of common stock in exchange for all of the outstanding common stock of Vigoro. The Merger has been accounted for as a pooling of interests. Accordingly, the Company's results of operations for all appropriate prior periods presented reflect the Merger.

Acquisitions
    The Company's results of operations have been impacted by several acquisitions consummated during 1995, 1996 and 1997:

    In January 1995, the Company acquired substantially all of the assets of the Central Canada Potash division (CCP) of Noranda, Inc. for $121.1 million, plus $16.2 million for working capital.

    In October 1995, the Company acquired Feed Ingredients and subsequently contributed the business to IMC-Agrico. The Company's portion of the purchase price was $67.5 million. In addition, during fiscal 1996 the Company completed several smaller acquisitions, including several retail distribution operations (Agri-Supply) and seed operations (Madison Seed).

    The Company completed several acquisitions during 1997, including a precision farming operation (Top-Soil); several retail distribution operations (Crop-Maker, Frankfort Supply, Sanderlin and Hutson Ag Services, Inc.); a storage terminal company (Hutson Company, Inc.); and the remaining interest in a subsidiary. Total cash payments for acquisitions during fiscal 1997 were $48.6 million and approximately 200,000 shares of common stock were issued.

    These acquisitions were accounted for under the purchase method of accounting, and accordingly, results of operations for the acquired companies have been included in the Company's results of operations from their respective dates of acquisition.


RESULTS OF OPERATIONS

Overview
--------

[CHART]

Net Sales
---------
(in millions)

      1997       1996       1995
   --------    --------   --------

   $2,982.0    $2,981.0   $2,736.1


[CHART]

Gross Margins
-------------
(in millions)

    1997     1996(1)    1995
   ------    ------    ------

   $770.0    $783.5    $694.6

(1)  Before special one-time charges


[CHART]

Net Earnings
------------
(in millions)

    1997      1996(1)   1995
   ------    ------    ------

   $193.1    $213.9    $180.9

(1)  Before special one-time charges

1997 Compared to 1996
    Net sales of $2,982.0 million were essentially unchanged from $2,981.0 million reported in 1996. Gross margins for 1997 were $770.0 million, a decrease of two percent from comparable 1996 margins of $783.5 million, excluding special one-time charges of $26.3 million as discussed below.

    Net earnings, before an extraordinary charge, of $204.5 million, or $2.15 per share, decreased four percent compared with 1996 net earnings, excluding special one-time charges, of $213.9 million, or $2.31 per share. An extraordinary charge of $11.4 million, or $0.12 per share, related to the early extinguishment of debt, reduced 1997 net earnings to $193.1 million, or $2.03 per share. In 1996, special one-time charges of $69.6 million, or $0.75 per share, reduced net earnings to $144.3 million, or $1.56 per share. These charges, totaling $98.6 million before tax benefits, covered costs related to the Merger, as well as costs associated with, among other things, a corporate restructuring, other asset valuations and environmental issues.

   In connection with the Merger in 1996, the Company recorded charges totaling $20.2 million, primarily for consulting, legal and accounting services. Immediately following the Merger, the Company adopted a plan to restructure its business operations into a decentralized organizational structure with five stand-alone business units. As a result, the Company recorded restructuring charges totaling $23.1 million. The charges consisted of: (i) $6.5 million for lease terminations resulting from office consolidations and (ii) $16.6 million for severance and related benefits from staff reductions resulting from the termination of approximately 120 employees, primarily middle management personnel, and other related actions. As of June 30, 1997, the following amounts were paid: (a) $20.2 million for charges relating to the Merger; (b) $5.6 million for lease terminations resulting from office consolidations and (c) $13.4 million relating to the termination of approximately 120 employees and other actions.

   In connection with the 1996 restructuring plan, the Company undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result, the Company recorded charges totaling $58.3 million ($55.3 million net of minority interest) comprised of: (i) $26.3 million ($23.3 million net of minority interest) to cost of goods sold of which $17.5 million was primarily related to the write-off of certain idle plant facilities and other obsolete assets, $5.0 million for environmental matters and $3.8 million for other matters; (ii) $2.4 million of general and administrative expenses for the write-off of miscellaneous assets;
(iii) $16.6 million to other income and expense, net, to reduce certain long-term assets to net realizable value and other provisions and (iv) $13.0 million to minority interest for the transfer of 0.85 percent interest of IMC-Agrico Distributable Cash (as defined in the IMC-Agrico Partnership Agreement (Partnership Agreement)) from the Company to FRP. As of June 30, 1997, $29.5 million of non-cash write-offs were charged against the reserve.

    Fiscal 1997 sales and earnings were driven by Crop Nutrients' results which essentially offset sales and earnings growth in the other business units. Crop Nutrients' sales realizations and volumes declined primarily due to a more competitive marketplace characterized by additional supply made available by other producers which resulted in an 11 percent decline in sales and an 18 percent decline in margins for that business unit when compared to the prior year.

1996 Compared to 1995
    Net sales increased nine percent to $2,981.0 million from $2,736.1 million in 1995. Gross margins for 1996 of $783.5 million, excluding special one-time charges, increased 13 percent over 1995 margins of $694.6 million.

    Net earnings, excluding special one-time charges, of $213.9 million, or $2.31 per share, increased 11 percent over comparable 1995 net earnings of $193.3 million, or $2.12 per share, excluding extraordinary charges and the cumulative effect of an accounting change. As discussed above, special one-time charges of $69.6 million, or $0.75 per share, reduced net earnings for 1996 to $144.3 million, or $1.56 per share. In 1995, a charge of $5.9 million, or $0.06 per share, for the cumulative effect on prior years of a change in accounting for postemployment benefits resulting from the adoption of

SFAS No. 112 , "Employers' Accounting for Postemployment Benefits," on July 1, 1994 and an extraordinary charge of $6.5 million, or $0.07 per share, related to the early extinguishment of debt, reduced net earnings to $180.9 million, or $1.99 per share.

    The increases in 1996 net sales, gross margins and net earnings compared to 1995 reflected improved operating results from the Company's three largest business units and the net impact of various other operating and non-operating factors.


IMC-Agrico Crop Nutrients
-------------------------

                                                       % Increase
                         Years ended June 30,          (Decrease)
                    ------------------------------     -----------
                      1997         1996       1995     1997   1996
                     ------      ------      ------    -----  -----

Net sales (in      $1,562.2    $1,747.7    $1,559.0    (11%)    12%
  millions)
Gross margins (in  $   357.8   $  435.3(c) $  335.4    (18%)    30%
  millions)
  As a percentage  23%         25%         22%
of net sales

Sales volumes (000 7,281       7,723       7,389        (6%)     5%
tons)(a)

Average DAP price  $     179   $    186    $   162      (4%)    15%
per short ton(b)

(a)Sales volumes include tons sold captively and represent dry product tons, primarily DAP.
(b)FOB plant/mine.
(c)Before special one-time charges of $6.9 million.


1997 Compared to 1996
    Crop Nutrients' net sales in 1997 decreased 11 percent to $1,562.2 million from $1,747.7 million in 1996. Overall sales volumes of concentrated phosphates, primarily DAP, declined six percent, mainly due to lower domestic shipments of concentrated phosphates resulting from a more competitive marketplace characterized by additional supply made available by other producers, which unfavorably impacted net sales by $52.7 million. International concentrates volumes declined by $29.7 million primarily due to lower GTSP shipments, mainly to Pakistan, Bangladesh and Chile, coupled with management's decision to terminate a long-term tolling agreement in order to pursue more profitable business. In addition, Crop Nutrients, through PhosChem, successfully negotiated, for the first time ever, a two-year concentrated phosphate sales contract with China. In addition, overall sales realizations for concentrated phosphates, particularly DAP, declined four percent as compared to stronger prices in the prior year, which unfavorably impacted net sales by $47.8 million. Net sales were also affected by lower phosphate rock revenues of $47.1 million, resulting primarily from Crop Nutrients' strategic decision to phase out export sales of rock. This action is being taken to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

    Gross margins declined 18 percent to $357.8 million in the current year compared to $435.3 million, excluding special one-time charges of $6.9 million, in the prior year, primarily due to the lower volumes and prices discussed above.

1996 Compared to 1995
    Crop Nutrients' net sales in 1996 increased 12 percent to $1,747.7 million as compared to $1,559.0 million for 1995. Higher concentrated phosphate prices in 1996, primarily due to increased world demand compared to 1995, favorably impacted sales by $185.0 million. Concentrated phosphate volumes increased, mainly as a result of strong sales to India, Australia, Japan, New Zealand, Pakistan and Brazil. In addition, Crop Nutrients, through PhosChem, successfully negotiated a first-ever calendar year concentrated phosphate sales contract with China. These increases were partially offset by lower phosphate rock shipments due to the Company's strategic decision to phase out export sales of rock as discussed above.

    Gross margins, before special one-time charges of $6.9 million, increased $99.9 million, or 30 percent, to $435.3 million for 1996 as compared to $335.4 million in 1995. This increase was primarily due to the higher sales realizations for concentrated phosphates discussed above, as well as improvements in phosphate rock sales prices. The favorable impact of price improvements, however, was partially offset by higher phosphate rock production costs, due in large part to higher electricity and maintenance costs, as well as higher fuel costs.

IMC Kalium

                                                       % Increase
                         Years ended June 30           (Decrease)
                    -------------------------------    ------------
                       1997         1996      1995     1997   1996
                    -------      -------    -------    ----    ----
Net sales (in        $  524.3  $  455.6      $  472.0   15%
  millions)                                                    (3%)

Gross margins (in    $  197.0  $ 160.3(c)    $  209.0   23%   (23%)
millions)
  As a percentage         38%  35%                44%
    of net sales

Sale volumes            8,006  7,215            7,353   11%
  (000 tons)(a)                                                (2%)

Average potash        $    66  $    64        $    65   3%     (2%)
  price per short
  ton(b)

(a) Sales volumes include
tons sold captively.
(b) FOB plant/mine.
(c) Before special one-time charges of $7.9 million.

1997 Compared to 1996
   IMC Kalium's net sales increased 15 percent to $524.3 million in 1997 from $455.6 million in 1996. Sales increased in 1997 due to higher volumes and sales realizations when compared to the prior year. Overall potash sales volumes increased 11 percent, primarily due to higher international sales volumes, which favorably impacted net sales by $36.2 million, mainly resulting from increased sales to China. In addition, higher domestic sales volumes favorably impacted net sales by $19.6 million, primarily as a result of greater potash demand in North America because of improved weather conditions and additional corn acreage planted in 1997, as well as higher sales of industrial-grade potash. Average sales realizations improved nearly three percent as a result of price increases in September and March, as well as management's decision to eliminate low-margin business, increasing net sales by $12.9 million.

    Gross margins increased $36.7 million, or 23 percent, to $197.0 million for 1997 as compared to $160.3 million in 1996, excluding special one-time charges of $7.9 million. In addition to the price and volume impacts discussed above, reduced Canadian provincial resource taxes and benefits realized from the renegotiation of transportation terms favorably impacted margins.

1996 Compared to 1995
     IMC Kalium's net sales decreased three percent to $455.6 million in 1996 from $472.0 million in 1995. The decline in net sales in 1996 was primarily the result of lower potash export sales volumes due to reduced sales to China, the largest potash export customer, which impacted net sales $27.0 million, coupled with lower average domestic potash sales prices due to excess producer inventories, which impacted revenues by $13.1 million. These decreases were partially offset by the impact of higher potash export sales prices as well as increased domestic shipments, which collectively improved net sales by $23.7 million. Results for 1996 reflected the impact of the inclusion of a full year of net sales for CCP, which was acquired in January 1995.

    Gross margins, before special one-time charges of $7.9 million, decreased $48.7 million, or 23 percent, to $160.3 million for 1996 as compared to $209.0 million in 1995. This decrease reflected the impact of lower export sales volumes and lower domestic sales prices discussed above. The decrease in domestic prices reflected the intense pressure to lower inventory levels that had risen due to unusually wet spring weather in the midwestern United States. These adverse conditions ultimately necessitated a reduction in potash production to balance output with market requirements. Accordingly, the Company temporarily reduced potash output at four of its six mines by accelerating maintenance schedules and summer vacation shutdowns, beginning in early June 1996 and concluding in mid-August 1996.


IMC AgriBusiness
----------------

(In millions)
                                                        % Increase
                         Years ended June 30,           (Decrease)
                    ------------------------------     ------------
                      1997         1996       1995     1997   1996
                     ------      ------      ------    ----   ----
Net sales            $  860.7  $  802.9      $  760.8   7%     6%

Gross margins        $  167.3  $  146.6(a)   $  134.8   14%    9%
  As a percentage         19%  18%                18%
   of net sales

(a) Before special one-time charges of $5.5 million.


1997 Compared to 1996
    IMC AgriBusiness' net sales increased seven percent to $860.7 million in 1997 from $802.9 million in 1996. Higher sales volumes were primarily due to the inclusion of sales from businesses acquired during 1997 in the current year results of operations, coupled with increased sales of ammonia, nitrogen solutions and crop protection products which favorably impacted net sales by $93.1 million in the aggregate. Higher average sales realizations also favorably impacted net sales by $5.1 million, mainly due to management's allocation of business between the various channels of distribution to maximize profits. These increases were partially offset by lower sales volumes of DAP, potash and mixed goods, which unfavorably impacted net sales by $40.4 million.

    Gross margins of $167.3 million in 1997 increased 14 percent from comparable margins of $146.6 million in 1996, excluding special one-time charges of $5.5 million, mainly due to the impact of volumes and prices discussed above.

1996 Compared to 1995
    IMC AgriBusiness' net sales increased six percent to $802.9 million in 1996 as compared to $760.8 million in 1995. The increase in net sales in 1996 reflected the impact of a four percent increase in average sales prices, which favorably impacted revenues by $27.7 million. The increase in sales realizations was the result of improved pricing on select products as well as a change in the mix of products sold. Increased sales volumes, which favorably impacted 1996 net sales by $14.4 million, were primarily the result of the inclusion of sales from the Agri-Supply and Madison Seed operations which were acquired during 1996.

    Gross margins, before special one-time charges of $5.5 million, increased $11.8 million, or nine percent, to $146.6 million for 1996 as compared to $134.8 million in 1995. The increase in gross margins was primarily the result of increases in sales prices and sales volumes due to the factors discussed above. These increases were partially offset by the impact of higher purchased product and raw material costs.


Other
-----
1997 Compared to 1996
    The remaining increases in net sales and gross margins for the year ended June 30, 1997, as compared to the prior year, were primarily the result of the inclusion in fiscal 1997 of a full year of results related to the Feed Ingredients acquisition and higher sales realizations on IMC-Agrico Feed Ingredients' products.

1996 Compared to 1995
    The remaining increases in sales and gross margins were primarily the result of the inclusion in fiscal 1996 of a partial year of results related to the Feed Ingredients acquisition in October 1995.


Selling, General and Administrative Expenses
--------------------------------------------

(In millions)
                                                        % Increase
                           Years ended June 30,         (Decrease)
                    -------------------------------     ----------
                      1997         1996       1995     1997   1996
                     ------      ------      ------    ----   ----
Selling, general
 and administra-    $  247.2   $  227.3(a)  $  200.6    9%     13%
 tive expenses

(a)Before special one-time charges of $2.4 million.


    In 1997, selling, general and administrative expenses increased primarily as a result of: (i) the inclusion of a full year of operations of the Feed Ingredients, Agri-Supply and Madison Seed acquisitions during 1996; (ii) the inclusion of a partial year of the operations of the businesses acquired through the Top-Soil, Crop-Maker, Frankfort Supply, Sanderlin, Hutson Ag Services, Inc. and Hutson Company, Inc. acquisitions during 1997; (iii) costs associated with increased sales volumes to The Home Depotr and (iv) Company-wide strategic sourcing and systems projects. Selling, general and administrative expenses increased in 1996 primarily due to higher expenses associated with the inclusion of a full year of operations of CCP, which was acquired during 1995, and a partial year of operations of the businesses acquired through the Feed Ingredients, Agri-Supply and Madison Seed acquisitions during 1996.

Merger and Restructuring Charges
--------------------------------

    See "Results of Operations - Overview," in Part I, Item 7,
"Management's Discussion and Analysis of Results of Operations and Financial Condition," of this Annual Report on Form 10-K.


Other  (Income) and Expense, Net
--------------------------------

(In millions)
                                                        % Increase
                         Years ended June 30,           (Decrease)
                    -------------------------------    -----------
                      1997        1996        1995     1997   1996
                     ------      ------      ------    ----   ----
Other (income) and $    (5.7)    $  (10.5)  $  (15.4)  (46%)  (32%)
  expense, net

    A reduction in average cash invested during 1997 resulted in lower interest income of $5.2 million compared to 1996. Results for 1996 included gains on the sale of investments and properties of $14.1 million offset by merger and restructuring charges of $16.6 million. (See "Results of Operations - Overview," in Part I, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," of this Annual Report on Form 10-K.) In 1995, other income and expense, net included a gain of $5.0 million from the sale of land in Florida.

Interest Expense
----------------

(In millions)
                                                        % Increase
                             Years ended June 30,       (Decrease)
                        ----------------------------
                      1997        1996        1995     1997   1996
                     ------      ------      ------    ----   ----
Interest expense    $   51.1    $   64.8    $   70.2   (21%)  (8%)

    In 1997, the decrease in interest expense was a direct result of:
(i) lower average overall credit line and short-term borrowings as compared to the prior year; (ii) the refinancing of higher cost, long-term indebtedness at lower interest rates and (iii) the redemption of convertible subordinated notes in November 1996. Interest charges in 1996 were lower than the prior year as the Company reduced a portion of its higher cost, long-term indebtedness during the prior fiscal year. Partially offsetting this decrease were interest charges resulting from increases in long-term debt used to fund the acquisition of CCP and other acquisitions during 1995.


Income Taxes
------------
    The effective tax rate of 36.5 percent for 1997, while the same as the 1996 rate before special one-time charges, decreased from the 1995 rate of 37.4 percent. The lower effective rate is the result of post-merger planning and restructuring efforts.


CAPITAL RESOURCES AND LIQUIDITY

Liquidity and Operating Cash Flow
---------------------------------

[CHART]

Debt to Total Capitalization
----------------------------

     1997      1996      1995
     ----      ----      ----

     34.1%     39.5%     38.1%

[CHART]

EBITDA (in millions)
-------
Earnings before minority interest, interest charges, taxes, depreciation and amortization, and net of FRP distributions

     1997      1996      1995
   ------    ------    ------

   $491.7    $509.9    $447.7


[CHART]

Cash Provided by Operations
---------------------------
(in millions)

     1997      1996      1995
   ------    ------    ------

   $573.0    $342.0    $554.5


    Cash and cash equivalents as of June 30, 1997 were $43.2 million as compared to $9.6 million at June 30, 1996. Cash inflows in 1997 of $573.0 million generated from operating activities coupled with $79.8 million net proceeds from borrowings under available credit facilities were used to fund capital expenditures of $223.4 million, distributions to FRP of $221.2 million, open market purchase of outstanding common stock of $105.1 million, acquisitions of businesses for aggregate consideration of $48.6 million and common stock dividend payments of $30.1 million. The Company generates significant cash from operations and has substantial borrowing capacity to meet its operating and discretionary spending requirements.

    Net cash provided by operating activities was $573.0 million, $342.0 million and $554.5 million in 1997, 1996 and 1995, respectively. In 1997, working capital increased slightly, mainly due to increased inventory levels, primarily phosphate rock. The decrease in operating cash flow in 1996 reflected the impact of increased working capital levels, largely related to higher receivables and inventories as a result of prolonged wet weather in the spring of 1996. The Company's working capital ratio at June 30, 1997 was 2.4:1 versus 2.5:1 at June 30, 1996.

    Net cash used in investing activities was $269.9 million, $234.5 million, and $242.7 million in 1997, 1996 and 1995, respectively. These results reflect increased capital spending over the three years. Results for 1997 reflected the Top-Soil, Crop-Maker, Frankfort Supply, Sanderlin, and Hutson acquisitions during the year. The impact of the Feed Ingredients and Madison Seed acquisitions are reflected in the 1996 results, and the CCP acquisition impacted 1995 results. (See "Introduction - Acquisitions," in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," of this Annual Report on Form 10-K for further detail.)

    Net cash used in financing activities was $269.5 million, $301.6 million and $283.7 million for 1997, 1996 and 1995, respectively. Net debt proceeds for 1997 were $79.8 million while net repayments in 1996 and 1995 were $60.1 million and $33.0 million, respectively. Debt to total capitalization improved to 34.1 percent at June 30, 1997 compared to 39.5 percent one year ago, primarily due to a reduction in higher cost, long-term indebtedness. Distributions to FRP reflect the earnings of IMC-Agrico, which increased in 1996, but declined in 1997. Distributions to FRP included in net cash used in financing activities were $221.2 million, $242.0 million and $228.1 million for 1997, 1996 and 1995, respectively. The Company's share of cash distributions from IMC-Agrico increased by 13 percentage points to 58.6 percent effective July 1, 1997. (See "Subsequent Event," in Part I, Item 1, "Business," of this Annual Report on Form 10-K.) Dividends paid for 1997, 1996 and 1995 were $30.1 million, $35.5 million and $24.6 million, respectively. Also, during 1997, $105.1 million was used to finance the repurchase of approximately 2.9 million shares of outstanding common stock. On August 26, 1997, the Board of Directors of the Company authorized the repurchase from time to time in open market transactions of up to an additional five million shares. The Company received cash of $7.1 million, $25.8 million and $2.0 million related to the exercise of stock options in 1997, 1996 and 1995, respectively.

Capital Spending
----------------

[CHART]

Capital Expenditures
--------------------
(in millions)

     1997      1996      1995
   ------    ------    ------

   $223.4    $172.7    $114.9


    Capital expenditures for 1997 were $223.4 million, an increase of $50.7 million over 1996 expenditures of $172.7 million, due largely to spending related to a salt plant expansion at the Company's Hersey, Michigan facility and the acquisition of the Pine Level property. (See "Contingencies - Pine Level Property Reserves," in Part II, Item 7, "Management's Discussion and Analysis of Results of Operations and Financial Condition," of this Annual Report on Form 10-K for further detail.) The Company estimates that its capital expenditures for fiscal 1998 will approximate $300.0 million. The Company expects to finance these expenditures primarily from operations. (See "Other Matters - Environmental Matters," in Part I, Item 1, "Business," of this Annual report on Form 10-K for a discussion of environmental capital expenditures which are included in the foregoing estimate.) Pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico (which consists of two representatives each from the Company and FRP) prior to making capital expenditures for expansion of its business in any fiscal year in excess of $5.0 million (adjusted annually for inflation). In the event that the Policy Committee fails to approve future capital expenditures, IMC-Agrico's ability to expand its business could be adversely affected. (See "Subsequent Event," in Part I, Item 1, "Business," of this Annual Report on Form 10-K.)

Financing
---------

[CHART]

Total Debt
----------
(in millions)

     1997      1996      1995
   ------    ------    ------

   $735.3    $764.5    $824.3


   In February 1996, the Company entered into an unsecured credit facility (Credit Facility) with a group of banks. Under the terms of the Credit Facility, the Company and certain of its subsidiaries may borrow up to $450.0 million under a revolving credit facility which matures on March 1, 1999 and $50.0 million under a long-term credit facility which matures on March 2, 2001. In addition, the Company has a maximum availability of approximately $283.0 million under uncommitted money market lines. On August 29, 1997, the Company and its subsidiaries had borrowed $10.0 million under the revolving credit facility, $46.9 million under the long-term credit facility and $84.2 million under the money market lines. The Company has classified borrowings under revolving credit facilities and money market lines as long-term debt since the Company has the ability and the intent to maintain these obligations for longer than one year. Additionally, as of August 29, 1997, $33.3 million was drawn under the Credit Facility as letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees.

   Simultaneously with the execution of the Credit Facility, the Company and one of its subsidiaries refinanced certain of its unsecured term loans. The new $120.0 million unsecured term loans (Term Loans) bear interest at rates between 7.12 percent and 7.18 percent and mature at various times between 2000 and 2005.

   The Credit Facility, Term Loans and Senior Notes (as defined hereinafter) contain provisions which: (i) restrict the Company's ability to make capital expenditures and dispose of assets; (ii) limit the payment of dividends or other distributions to stockholders and
(iii) limit the incurrence of additional indebtedness. These debt instruments also contain various financial ratio requirements and other covenants.

   IMC-Agrico has several agreements with a group of banks to provide it with an aggregate revolving credit facility of $125.0 million (collectively, IMC-Agrico Revolving Credit Facility or Agreements) maturing September 1997, December 1997 and February 1998. The IMC-Agrico Revolving Credit Facility has a letter of credit subfacility for up to $25.0 million. Borrowings under the IMC-Agrico Revolving Credit facility are unsecured with a negative pledge on substantially all of IMC-Agrico's assets and bear interest at rates based on a base rate or an adjusted Eurodollar rate. On August 29, 1997, IMC-Agrico had drawn $8.4 million under the letter of credit subfacility and had borrowings of $88.6 million under the remainder of the IMC-Agrico Revolving Credit Facility. IMC-Agrico has classified borrowings under the IMC-Agrico Revolving Credit Facility as long-term debt since IMC-Agrico has the ability and the intent to maintain these obligations for longer than one year.

   The Agreements have restrictive covenants including minimum net partners' capital, fixed charge and current ratio requirements; place limitations on indebtedness of IMC-Agrico; and restrict the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash. The Agreements require IMC-Agrico to repay all revolving loans for a minimum of 30 consecutive days within each calendar year. In addition, pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico prior to incurring more than an aggregate of $5.0 million (adjusted annually for inflation) in indebtedness (excluding a total of $125.0 million of indebtedness under the IMC-Agrico Revolving Credit Facility). (See "Subsequent Event," in Part I, Item 1, "Business," of this Annual Report on Form 10-K.)

   The net residual interest included in the receivables shown on the Consolidated Balance Sheet are owned by IMC-Agrico Receivables Company L.L.C. (IMC-Agrico L.L.C.), a special-purpose limited liability company of which IMC-Agrico is the sole equity owner. Under an agreement with a financial institution, IMC-Agrico L.L.C. may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables, subject to limited recourse provisions related to the international receivables, in an amount not to exceed $65.0 million.
At June 30, 1997, IMC-Agrico L.L.C. had sold a total of $49.3 million of such receivable interests, $32.5 million of which are classified as short-term debt in the Consolidated Balance Sheet. Costs, primarily from discount fees and other administrative costs, totaled $3.4 million, $3.6 million and $2.5 million in 1997, 1996 and 1995, respectively.

   In fiscal 1997, the Company purchased a total of $166.4 million principal amount of its 9.25 percent senior notes due 2000, 10.125 percent senior notes due 2001 and 10.75 percent senior notes due 2003 (collectively, Senior Notes) prior to maturity in an effort to reduce higher cost indebtedness. As a result, the Company recorded an extraordinary charge, net of taxes, of $10.8 million for the redemption premium and write-off of previously deferred finance charges. In addition, in fiscal 1997, the Company completed the redemption of its outstanding $114.9 million, 6.25 percent convertible subordinated notes due 2001 (Subordinated Notes). In connection with the conversion of the Subordinated Notes, the Company recorded an extraordinary charge, net of taxes, of $0.6 million for write-off of previously deferred finance charges. The Company issued approximately 3.6 million shares of common stock to holders of $114.4 million principal amount of the Subordinated Notes who converted the Subordinated Notes prior to the redemption date. The balance of $0.5 million principal amount was redeemed by the Company for cash.

    In May 1997, the Company filed a registration statement on Form S-3 to increase debt and equity securities from $140.0 million to $300.0 million. In July 1997, the Company issued $150.0 million of 6.875 percent senior debentures due 2007. The proceeds were used to reduce higher cost indebtedness.

DERIVATIVES

    The Company periodically enters into options to purchase natural gas and entered into DAP futures contracts to manage its exposure to price fluctuations. Net hedging gains and losses are recognized as part of the transactions hedged and were not material during 1997, 1996 or 1995. The Company monitors its market risk on an ongoing basis and currently considers such risk to be minimal.

CONTINGENCIES

     Reference is made to "Sterlington Litigation" and "Potash
Antitrust Litigation," in Part I, Item 3, "Legal Proceedings," of this Annual Report on Form 10-K.

Pine Level Property Reserves
----------------------------
    In October 1996, IMC-Agrico signed an agreement with CMI for the purchase of real property, Pine Level, containing approximately 100 million tons of phosphate rock reserves. In connection with the purchase, IMC-Agrico has agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property.

    Within five years from the date of this agreement, IMC-Agrico is required to provide notice to CMI regarding one of the following: (i) whether they have obtained the permits necessary to commence mining any part of the property; (ii) whether they wish to extend the permitting period for an additional three years or (iii) whether they wish to decline to extend the permitting period. If the permits necessary to commence mining the property have been obtained, IMC-Agrico is obligated to pay CMI an Initial Royalty payment of $28.9 million. In addition to the Initial Royalty payment described above, IMC-Agrico is required to pay CMI a mining royalty on phosphate rock mined from the property to the extent the permits are obtained.

Mississippi Chemical Corporation Property Reserves
--------------------------------------------------
    In July 1994, IMC-Agrico entered into an option agreement with Mississippi Chemical Corporation (MCC) to purchase land in Florida.
The property, along with land previously purchased from MCC, contains approximately 87.5 million tons of phosphate rock reserves. Prior to January 16, 1998, IMC-Agrico may exercise its option to purchase the property for $57.0 million. If IMC-Agrico fails to exercise its option by that date, MCC has the right to sell the property to IMC-Agrico and IMC-Agrico will be obligated to purchase the property for $50.0 million.

Other
-----
    Reference is made to "IMC Kalium - United States Operations," regarding the Western Ag acquisition, in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

    Reference is made to "IMC Kalium - Canadian Operations," regarding mining risks, in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

    The Company does not consider the impact of inflation to be significant in the business in which it operates.

ENVIRONMENTAL MATTERS

    Reference is made to "Other Matters - Environmental Matters," in
Part I, Item 1, "Business," of this Annual Report on Form 10-K.

SUBSEQUENT EVENT

    Reference is made to "Subsequent Event," in Part I, Item 1,
"Business," of this Annual Report on Form 10-K.


Item 8.  Financial Statements and Supplementary Data.

                                                         Page
                                                         ----
Report of Independent Auditors                            31

Consolidated Statement of Earnings                        32

Consolidated Balance Sheet                                33

Consolidated Statement of Cash Flows                      34

Consolidated Statement of Changes in Stockholders' Equity 35

Notes to Consolidated Financial Statements                36

Supplementary Financial Information -
  Quarterly Results (Unaudited)                           55

REPORT OF INDEPENDENT AUDITORS




To the Board of Directors and Stockholders of IMC Global Inc.

     We have audited the accompanying consolidated balance sheet of IMC Global Inc. (formed as a result of the consolidation of IMC Global Inc. and The Vigoro Corporation) as of June 30, 1997 and 1996 and the related consolidated statements of earnings, cash flows and changes in stockholders' equity for each of the three years in the period ended June 30, 1997. The consolidated financial statements give retroactive effect to the merger of IMC Global Inc. and The Vigoro Corporation on March 1,1996, which has been accounted for using the pooling of interests method as described in the notes to the consolidated financial statements. These consolidated financial statements are the responsibility of the management of IMC Global Inc. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the 1995 financial statements of The Vigoro Corporation which statements reflect net sales of approximately 34 percent of the consolidated financial statement total for the year ended June 30, 1995. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for The Vigoro Corporation, is based solely on the report of the other auditors.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Global Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1997, after giving retroactive effect to the merger of The Vigoro Corporation, as described in notes to the consolidated financial statements, in conformity with generally accepted accounting principles.

     As discussed in the notes to consolidated financial statements, the Company changed its method of accounting for postemployment benefits in 1995.



Ernst & Young LLP
Chicago, Illinois
July 23, 1997, except for Note 22, as to which the date is September 5,
1997

CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)
                                             Years ended June 30,
                                          1997       1996       1995
-----------------------------------------------------------------------
Net sales                               $2,982.0   $2,981.0   $2,736.1
Cost of goods sold                       2,212.0    2,223.8    2,041.5
 Gross margins                             770.0      757.2      694.6
Selling, general and administrative
 expenses                                  247.2      229.7      200.6
Merger and restructuring charges             -         43.3        -
                                        --------   --------   --------
 Operating earnings                        522.8      484.2      494.0

Other (income) expense, net                 (5.7)     (10.5)     (15.4)
Interest expense                            51.1       64.8       70.2
                                        --------   --------   --------
Earnings before minority interest          477.4      429.9      439.2
Minority interest                          155.4      191.5      130.4
                                        --------   --------   --------
Earnings before taxes                      322.0      238.4      308.8
Provision for income taxes                 117.5       94.1      115.5
                                        --------   --------   --------
Earnings before extraordinary item and
 cumulative effect of accounting change    204.5      144.3      193.3
Extraordinary charge - debt retirement     (11.4)       -         (6.5)
Cumulative effect on prior years of
  change in accounting for postemployment
  benefits                                   -          -         (5.9)
                                        --------   --------   --------
   Net earnings                         $  193.1   $  144.3   $  180.9
                                        ========   ========   ========
Earnings per share:
 Earnings before extraordinary item
 and cumulative effect of accounting
 change                                 $   2.15   $   1.56   $   2.12
 Extraordinary charge - debt retirement     (.12)      -          (.07)
 Cumulative effect of accounting change     - -        (.06)
                                        --------   --------   --------
   Net earnings                         $   2.03   $   1.56   $   1.99
                                        ========   ========   ========

Weighted average number of shares and
 equivalent shares outstanding              95.0       92.7       91.0









           (See Notes to Consolidated Financial Statements)

CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)
                                                  At June 30,
Assets                                        1997          1996
-----------------------------------------------------------------
Current assets:
 Cash and cash equivalents                $   43.2      $    9.6
 Receivables, net                            362.5         350.2
 Inventories                                 534.2         476.7
 Deferred income taxes                        54.2          61.4
 Other current assets                         20.3          20.3
                                         --------       --------
   Total current assets                    1,014.4         918.2
Property, plant and equipment, net         2,409.2       2,351.3
Other assets                                 188.0         167.3
                                         --------       --------
Total assets                              $3,611.6      $3,436.8
                                         ========       ========

Liabilities and Stockholders' Equity
-----------------------------------------------------------------
Current liabilities:
 Accounts payable                         $  243.0      $  193.5
 Accrued liabilities                         138.3         145.1
 Short-term debt and current maturities
   of long-term debt                          40.5          27.8
                                         --------       --------
   Total current liabilities                 421.8         366.4
Long-term debt, less current maturities      694.8         736.7
Deferred income taxes                        373.3         315.7
Other noncurrent liabilities                 344.5         352.0
Minority interest                            437.3         509.7

Stockholders' equity:
 Common stock, $1 par value, authorized
  250,000,000 shares; issued 101,819,151
  and 97,863,784 shares in 1997 and 1996,
  respectively                               101.8          97.9
 Capital in excess of par value              947.0         821.7
 Retained earnings                           522.1         359.1
 Treasury stock, at cost, 8,256,620
  and 5,545,884  shares in 1997 and
  1996, respectively                        (212.2)       (107.3)
 Foreign currency translation adjustment     (18.8)        (15.1)
                                         --------       --------
   Total stockholders' equity              1,339.9       1,156.3
                                         --------       --------
Total liabilities and stockholders'
 equity                                   $3,611.6      $3,436.8
                                         ========       ========



           (See Notes to Consolidated Financial Statements)

CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                              Years ended June 30,
                                               1997     1996     1995
-------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
 Net earnings                                 $ 193.1  $ 144.3 $ 180.9
 Adjustments to reconcile net earnings to net
   cash provided by operating activities:
   Depreciation, depletion and amortization     184.4    168.6   166.4
   Minority interest                            155.4    181.5   130.4
   Merger and restructuring charges               -       67.3     -
   Deferred income taxes                         63.5      0.3    16.9
   Postemployment employee benefits               -        -       9.5
   Other charges and credits, net               (11.1)    (5.8)  (11.2)
   Changes in:
     Receivables                                  9.5    (96.0)   49.3
     Inventories                                (35.3)   (55.4)  (27.7)
     Other current assets                         0.5     (7.2)    0.3
     Accounts payable                            19.3    (20.2)   14.1
     Accrued liabilities                         (6.3)   (35.4)   25.6
                                              -------  ------- -------
       Net cash provided by operating
         activities                             573.0    342.0   554.5
                                              -------  ------- -------

Cash Flows from Investing Activities
------------------------------------
 Capital expenditures                         (223.4)  (172.7)  (114.9)
 Acquisitions of businesses, net of
   cash acquired                               (48.6)   (74.6)  (142.4)
 Sale of investment                              -       11.6      -
 Sales of property, plant and equipment          2.1      1.2     14.6
                                              -------  ------- -------
   Net cash used in investing activities      (269.9)  (234.5)  (242.7)
                                              -------  ------- -------
   Net cash provided before financing
     activities                                303.1    107.5    311.8
                                              -------  ------- -------

Cash Flows from Financing Activities
------------------------------------
 Joint venture cash distributions to
   Freeport-McMoRan Resource Partners,
   Limited Partnership                        (221.2)  (242.0)  (228.1)
 Payments of long-term debt                   (175.4)   (93.2)  (182.0)
 Proceeds from issuance of long-term
   debt, net                                   245.3     75.6    131.5
 Changes in short-term debt, net                 9.9    (42.5)    17.5
 Cash dividends paid                           (30.1)   (35.5)   (24.6)
 Stock options exercised                         7.1     25.8      2.0
 Purchase of treasury stock                   (105.1)     -        -
 Other                                           -       10.2      -
                                              -------  ------- -------
   Net cash used in financing activities      (269.5)  (301.6)  (283.7)
                                              -------  ------- -------

Net change in cash and cash equivalents         33.6   (194.1)    28.1
Cash and cash equivalents - beginning of year    9.6    203.7    175.6
                                              -------  ------- -------
Cash and cash equivalents - end of year      $  43.2  $   9.6  $ 203.7
                                              =======  ======= =======




           (See Notes to Consolidated Financial Statements)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except per share amounts)
                                                             Foreign
                                Capital in                   Currency
                       Common   Excess of Retained Treasury Translation
                       Stock     Par Value Earnings  Stock  Adjustment
---------------------------------------------------------------------
Balance at June 30,
  1994                 $  96.0   $ 777.2   $  90.2   $(107.1)   $  -

 Net earnings              -         -       180.9       -         -
 Dividends ($.26
   per share)              -         -       (25.0)      -         -
 Restricted stock
   awards                  -         0.3       -         -         -
 Stock options
   exercised and other     0.4       5.1       -        (0.3)      -
 Foreign currency
   translation adjustment  -         -         -         -        (9.9)
                        ------     ------    ------   ------    ------
Balance at June 30,
  1995                    96.4     782.6     246.1    (107.4)     (9.9)

 Net earnings              -         -       144.3       -         -
 Dividends ($.33 per
   share)                  -         -       (31.3)      -         -
 Stock options exercised
   and other               1.1      24.6       -        (0.1)      -
 Issuance of common stock
   pursuant to
   acquisitions            0.4      14.5       -         0.2       -
 Foreign currency
   translation adjustment  -         -         -         -        (5.2)
                        ------     ------    ------   ------    ------
Balance at June 30,
  1996                    97.9     821.7     359.1    (107.3)    (15.1)

 Net earnings              -         -       193.1       -         -
 Dividends ($.32 per
   share)                  -         -       (30.1)      -         -
 Stock options exercised
   and other               0.3       6.8       -         -         -
 Issuance of common stock
   pursuant to
   acquisitions            -         7.7       -         0.2       -
 Conversion of
   convertible notes       3.6     110.8       -         -         -
 Purchase of treasury
   shares                  -         -         -      (105.1)      -
 Foreign currency
   translation adjustment  -         -         -         -        (3.7)
                        ------     ------    ------   ------    ------
Balance at June 30,
  1997                 $ 101.8   $ 947.0   $ 522.1   $(212.2)    (18.8)
                        ======     ======    ======   ======    ======
           (See Notes to Consolidated Financial Statements)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except as otherwise indicated)


1.  Business of the Company
    -----------------------
    IMC Global Inc. (the Company), which operates in a single industry segment, is the parent corporation of several subsidiaries and joint venture operations which together comprise one of the world's leading producers of phosphate and potash crop nutrients as well as animal feed ingredients. The Company mines and processes potash in the United States and Canada and has a 56.5 percent economic interest in IMC-Agrico Company (IMC-Agrico), the nation's leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. The remaining interest is held by Freeport-McMoRan Resource Partners, Limited Partnership (FRP). The Company also markets and distributes crop nutrients and related products on a wholesale basis through independent dealers and cooperatives, and on a retail basis through its farm service outlets. In addition, the Company sells potash and certain other products to industrial users in the United States and Canada. Through its interests in other joint ventures, the Company also produces sulphur and oil and natural gas. (See also Note 22, "Subsequent Events," of Notes to Consolidated Financial Statements.)

2.  Summary of Significant Accounting Policies
    ------------------------------------------

Basis of Presentation
   The consolidated financial statements include the accounts of the Company and all subsidiaries which are more than 50 percent owned and controlled; the Company proportionately consolidates its 25 percent interest in the sulphur joint venture. All significant intercompany accounts and transactions are eliminated in consolidation. Certain amounts in the consolidated financial statements for periods prior to June 30, 1997 have been reclassified to conform to the current presentation. The Company's fiscal year ends June 30.

Change in Fiscal Year
    Effective with the calendar year ending December 31, 1997, the Company will change from a fiscal year end of June 30 to December 31 in order to permit more effective business planning, including annual budgeting, government reporting and audit functions, as well as align statistical and financial reporting with competitors. The Company will file a transition report on Form 10-K for the calendar year ended December 31, 1997.

Use of Estimates
   Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash Equivalents
   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents which are reflected at their approximate fair value. The effect of foreign currency exchange rate fluctuations on the total cash and cash equivalents balance was not significant.

Concentration of Credit Risk
   Domestically, the Company sells its products to farmers primarily in the midwestern and southeastern United States. Internationally, the Company's products are sold primarily through one Canadian and two U.S. export associations. In 1997, sales of concentrated phosphates and potash to China accounted for approximately 13 percent of the Company's net sales. No single customer or group of affiliated customers accounted for more than ten percent of the Company's net sales.

Receivables
   Under an agreement with a financial institution, IMC-Agrico Receivables Company, L.L.C. (IMC-Agrico L.L.C.), a special purpose limited liability company of which IMC-Agrico is the sole equity owner, may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables, in an amount not to exceed $65.0 million. Effective, January 1, 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which requires the sale of receivables sold with recourse to be classified as short-term debt.

Inventories
   Inventories are valued at the lower of cost or market (net realizable value). Cost for substantially all of the Company's inventories is calculated on a cumulative annual-average cost basis. Cost for the remaining portion of inventories, primarily for products sold through the Company's retail farm service outlets, is determined using the first-in, first-out method.

Property, Plant and Equipment
   Property (including mineral deposits), plant and equipment are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and improvements are capitalized; maintenance and repair expenditures, except for repair and maintenance overhauls (Turnarounds), are charged to operations when incurred. Expenditures for major Turnarounds are deferred when incurred and amortized into cost of goods sold on a straight-line basis, generally over an 18-month period. Turnarounds are large-scale maintenance projects that are performed regularly, usually every 18 to 24 months, on average. Turnarounds are necessary to maintain the operating capacity and efficiency rates of the production plants. The deferred portion of the Turnaround expenditures is classified in other assets in the Company's Consolidated Balance Sheet.

   Depreciation and depletion expenses for mining operations, including mineral interests, are determined using the unit-of-production method based on estimates of recoverable reserves. Other asset classes or groups are depreciated or amortized on a straight-line basis over their estimated useful lives as follows: buildings, 17 to 45 years; machinery and equipment, 3 to 25 years.

   In fiscal 1997, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The statement requires the recognition of an impairment loss on a long-lived asset held for use when events and circumstances indicate that the estimate of undiscounted future cash flows expected to be generated by the asset are less than its carrying amount.

Goodwill
   Goodwill, representing the excess of purchase cost over the fair value of net assets of acquired companies, is generally amortized using the straight-line method over periods not exceeding 40 years. At June 30, 1997 and 1996, goodwill, included in other assets in the Consolidated Balance Sheet, totaled $89.8 million and $68.1 million, respectively.

Postemployment Benefits
   The Company provides benefits such as workers' compensation and disabled employee medical care to certain former or inactive employees after employment but before retirement. Effective July 1, 1994, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits," which requires the Company to accrue the cost of providing such postemployment benefits when the event occurs giving rise to the obligation.

Stock-Based Compensation Plans
   In December 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation," which establishes a fair value-based method of accounting for stock-based compensation plans. Under SFAS No. 123, the Company has the option of either accounting for its stock-based compensation plans under the fair value method or continuing under the accounting provisions of Accounting Principles Board Opinion No. 25 (APB No. 25). The Company continues to account for its stock-based compensation plans under the provisions of APB No. 25 and, accordingly, no compensation cost has been charged to operations for options granted. (See also Note 18, "Stock Plans," of Notes to Consolidated Financial Statements.)

Accrued Environmental Costs
   The Company's activities include the mining of phosphate and potash, the manufacturing and blending of crop nutrients, and the blending of crop nutrients with pesticide products. These operations are subject to extensive federal, state, provincial and local environmental regulations in the United States and Canada, including laws related to air and water quality; management of hazardous and solid wastes; management and handling of raw materials and products; and the restoration of lands disturbed by mining and production activities. Expenditures that relate to an existing condition caused by past operations of the Company or prior land owners, and which do not contribute to current or future revenue generation, are charged to operations. Liabilities are recorded when environmental remedial efforts are probable and the cost of such efforts can be reasonably estimated. Revisions to current estimates are made when costs of required remedial efforts change.

   In 1997, the Company adopted Statement of Position 96-1, "Environmental Remediation Liabilities," promulgated by the American Institute of Certified Public Accountants, which provides new guidance for the accrual of environmental remediation costs. Adoption of this statement did not have a material adverse effect on the Company's financial statements.

Derivatives
   The Company periodically enters into options to purchase natural gas and entered into diammonium phosphate (DAP) futures contracts to manage its exposure to price fluctuations. Net hedging gains and losses are recognized as a part of the transactions hedged and were not significant in the years ended June 30, 1997, 1996 and 1995. The Company monitors its market risk on an ongoing basis and considers such risk to be minimal.

Foreign Currencies
   The functional currency of the Company's Canadian operations is the Canadian dollar. As of June 30, 1997, the Company's cumulative foreign currency translation adjustment resulted in a reduction of stockholders' equity of $18.8 million.

Earnings Per Share
   All share and per share information appearing in the consolidated financial statements and notes herein give effect to the Company's 2-for-1 stock split effected in the form of a 100 percent stock dividend which was distributed on November 30, 1995.

   Earnings per share are based on the weighted average number of shares and equivalent shares outstanding. Fully diluted earnings per share are not significantly different from primary earnings per share and, accordingly, are not presented.

   In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share," which is required to be adopted for financial statements for periods ending after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company's primary earnings per share as reflected in the accompanying Consolidated Statement of Earnings are not materially different from basic and diluted earnings per share calculated under the new methodology.

Recently Issued Accounting Standards
   In June 1997, SFAS No. 130, "Reporting Comprehensive Income," was issued. This statement establishes standards of reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement will be effective for the Company's year ending December 31, 1998. Adoption of this statement is not expected to have a significant effect on the Company's financial statements.

   In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. This statement changes the way public companies report segment information in annual financial statements and also requires those companies to report selected segment information in interim financial reports to stockholders. This statement will be effective for the Company's year ending December 31, 1998. Adoption of this statement will result in additional disclosures.

3. Vigoro Merger
   -------------
   In March 1996, the Company completed a merger with The Vigoro Corporation (Vigoro) that resulted in Vigoro becoming a subsidiary of the Company (Merger). Upon consummation of the Merger, the Company issued approximately 32.4 million shares of its common stock in exchange for all of the outstanding shares of Vigoro. The Merger was structured to qualify as a tax-free reorganization for income tax purposes and was accounted for as a pooling of interests. Accordingly, the Company's financial statements for periods prior to the merger date have been restated to reflect the Merger.

   Summarized operating results of the Company and Vigoro for the eight months ended February 29, 1996 and the year ended June 30, 1995 were as follows:

                                    Eight months    Year
                                      ended         ended
                                    February 29,   June 30,
                                      1996          1995
                                    --------      --------
   IMC GLOBAL INC.
   Net sales                        $1,413.5      $1,924.0
   Extraordinary item                    -            (6.5)
   Accounting change                     -            (5.9)
   Net earnings                        102.8         114.7

   THE VIGORO CORPORATION
   Net sales                        $  406.5      $  871.4
   Net earnings                         12.7          66.2

   INTERCOMPANY SALES ELIMINATION   $  (41.1)     $  (59.3)

   COMBINED
   Net sales                        $1,778.9      $2,736.1
   Extraordinary item                    -            (6.5)
   Accounting change                     -            (5.9)
   Net earnings                        115.5         180.9

4. Merger and Restructuring Charges
   --------------------------------
   In connection with the Merger in 1996, the Company recorded charges totaling $20.2 million, primarily for consulting, legal and accounting services. Immediately following the Merger, the Company adopted a plan to restructure its business operations into a decentralized organizational structure with five stand-alone business units. As a result, the Company recorded restructuring charges totaling $23.1 million. The charges consisted of: (i) $6.5 million for lease terminations resulting from office consolidations and (ii) $16.6 million for severance and related benefits from staff reductions resulting from the termination of approximately 120 employees, primarily middle management personnel, and other related actions. As of June 30, 1997, the following amounts were paid: (a) $20.2 million for charges relating to the Merger; (b) $5.6 million for lease terminations resulting from office consolidations and (c) $13.4 million relating to the termination of approximately 120 employees and other actions.

   In connection with the 1996 restructuring plan, the Company undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result, the Company recorded charges totaling $58.3 million ($55.3 million net of minority interest) comprised of: (i) $26.3 million ($23.3 million net of minority interest) to cost of goods sold of which $17.5 million was primarily related to the write-off of certain idle plant facilities and other obsolete assets, $5.0 million for environmental matters and $3.8 million for other matters; (ii) $2.4 million of general and administrative expenses for the write-off of miscellaneous assets;
(iii) $16.6 million to other income and expense, net, to reduce certain long-term assets to net realizable value and other provisions and (iv) $13.0 million to minority interest for the transfer of 0.85 percent interest of IMC-Agrico Distributable Cash (as defined in the IMC-Agrico Partnership Agreement (Partnership Agreement)) from the Company to FRP. (See also Note 22, "Subsequent Events," of Notes to Consolidated Financial Statements.) As of June 30, 1997, $29.5 million of non-cash write-offs were charged against the reserve.

5. Acquisitions
   ------------
   In January 1995, the Company acquired substantially all of the assets of the Central Canada Potash division (CCP) of Noranda, Inc. for $121.1 million, plus $16.2 million for working capital. The Company used proceeds borrowed under a credit facility to finance the purchase price, while using operating cash to acquire the working capital. The CCP potash mine, located in Colonsay, Saskatchewan, utilizes shaft mining technology and has a current annual capacity of 1.5 million tons and estimated recoverable reserves of 120 years at current production levels.

   In October 1995, the Company acquired the animal feed ingredients business (Feed Ingredients) of Mallinckrodt Group Inc. and subsequently contributed the business to IMC-Agrico. The Company's portion of the purchase price was $67.5 million.

   In 1997, the Company completed several acquisitions, including a precision farming operation (Top-Soil); several retail distribution operations (Crop-Maker, Frankfort Supply, Sanderlin, and Hutson Ag Services, Inc.); a storage terminal company (Hutson Company, Inc.); and the remaining interest in a subsidiary. Total cash payments for acquisitions during the year were $48.6 million and approximately 200,000 shares of common stock were issued.

   These acquisitions were accounted for under the purchase method of accounting, and, accordingly, results of operations for the acquired businesses have been included in the Company's Consolidated Statement of Earnings since the respective dates of acquisition. Pro forma consolidated operating results reflecting these acquisitions would not have been materially different from reported amounts.

   Common stock issued for acquisitions was $7.9 million, $14.9 million and $4.5 million for 1997, 1996 and 1995, respectively. In fiscal year 1997, liabilities assumed in acquisitions were $40.7 million.

6. IMC-Agrico Cash Sharing
   ------------------------
   IMC-Agrico makes cash distributions to each partner based on formulas and sharing ratios as defined in the Partnership Agreement. For the year ended June 30, 1997, the total amount of cash generated by IMC-Agrico was $382.5 million, of which $210.7 million was distributed to FRP, including $49.8 million payable as of June 30, 1997.

   On January 23, 1996, the Company and FRP entered into certain amendments to the Partnership Agreement. Effective March 1, 1996, there was a shift of 0.85 cash interest in IMC-Agrico from the Company to FRP. Effective July 1, 1997, the Company's share of cash distributions increased to approximately 58.6 percent. (See also Note 22, "Subsequent Events," of Notes to Consolidated Financial Statements.)

7. Non-Recurring Items
   --------------------
   Non-recurring items included the following:

Sale of Investments and Land
   In 1996, the Company realized a gain of $11.6 million from the sale of a 50 percent interest in Chinhae Chemical Company, a producer of crop nutrients located in South Korea. In 1995, a gain of $5.0 million was realized from the sale of land in Florida. These amounts were included in other income and expense, net in the Consolidated Statement of Earnings.

Remediation
   In 1995, provisions totaling $10.3 million ($5.8 million net of minority interest) were included in cost of goods sold, in the Consolidated Statement of Earnings, for remediation costs associated with a sinkhole beneath a phosphogypsum storage stack at IMC-Agrico's New Wales crop nutrient production facility in Florida and for repair and cleanup costs related to earthen dam breaches at IMC-Agrico's Payne Creek and Hopewell phosphate mining facilities in Florida.

8. Receivables, Net
   ----------------

   Accounts receivable as of June 30 were as follows:
                                             1997          1996
   Trade accounts                           $315.1        $379.0
   Non-trade receivables                      71.0          37.0
                                            ------        ------
                                             386.1         416.0
   Less:
     Allowances                                6.8           6.3
     Receivable interests sold                16.8          59.5
                                            ------        ------
                                            $362.5        $350.2
                                            ======        ======

   The carrying value of accounts receivable was equal to the estimated fair value of such assets due to their short maturity.

   The net residual interest included in the receivables shown on the Consolidated Balance Sheet are owned by IMC-Agrico L.L.C., a special-purpose limited liability company of which IMC-Agrico is the sole equity owner. Under an agreement with a financial institution, IMC-Agrico L.L.C. may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables, subject to limited recourse provisions related to the international receivables, in an amount not to exceed $65.0 million. At June 30, 1997, IMC-Agrico L.L.C. had sold a total of $49.3 million of such receivable interests, $32.5 million of which are classified as short-term debt in the Consolidated Balance Sheet. Costs, primarily from discount fees and other administrative costs, totaled $3.4 million, $3.6 million and $2.5 million in 1997, 1996 and 1995, respectively.

9. Inventories
   -----------
   Inventories as of June 30 were as follows:

                                             1997          1996
                                            ------        ------
   Products (principally finished)          $432.8        $377.8
   Operating materials and supplies          110.3         103.9
                                            ------        ------
     Gross inventories                       543.1         481.7
   Less:  Inventory allowances                 8.9           5.0
                                            ------        ------
     Net inventories                        $534.2        $476.7
                                            ======        ======

10.  Property, Plant and Equipment
   -----------------------------

   The Company's investment in property, plant and equipment as of June
30 is summarized as follows:
                                           1997           1996
                                         --------       --------
   Land                                   $  112.2      $  104.9
   Mineral properties and rights             693.7         658.9
   Buildings and leasehold improvements      474.0         483.5
   Machinery and equipment                 2,848.6       2,755.3
   Construction in progress                  208.7         121.0
                                         --------       --------
                                           4,337.2       4,123.6
   Accumulated depreciation and
     depletion                            (1,928.0)     (1,772.3)
                                         --------       --------
   Net property, plant and equipment      $2,409.2      $2,351.3
                                         ========       ========

   As of June 30, 1997, idle facilities of the Company included two phosphate rock mines, two concentrated phosphates plants and two uranium oxide extraction and processing facilities, all of which remain closed subject to improved market conditions. The net book value of these facilities totaled $62.9 million. In the opinion of management, the net book value of its idle facilities is not in excess of net realizable value. Subsequent to June 30, 1997, the Company announced the temporary closure of one additional phosphate rock mine and resumed production at one of its concentrated phosphate plants.

11.  Accrued Liabilities
   -------------------

   Accrued liabilities as of June 30 were as follows:
                                           1997           1996
                                            ------        ------
   Salaries, wages and bonuses              $ 38.6        $ 38.3
   Taxes other than income taxes              33.3          28.1
   Income taxes                               21.7          11.8
   Environmental                              14.7          14.1
   Interest                                   11.6          11.7
   Restructuring                               1.8          14.9
   Other                                      16.6          26.2
                                            ------        ------
                                            $138.3        $145.1
                                            ======        ======

12.  Financing Arrangements
   ----------------------
   Short-term borrowings were $32.5 million and $22.7 million as of June 30, 1997 and 1996, respectively, which primarily consisted of revolving credit facilities with various financial institutions, vendor financing arrangements and sale of receivables classified as short-term debt as of June 30, 1997, as required by SFAS No. 125.

   The weighted-average interest rate on short-term borrowings was 5.8 percent, 6.3 percent and 6.3 percent for 1997, 1996 and 1995, respectively. Long-term debt at June 30 consisted of the following:

                                           1997           1996
                                            ------        ------
   Revolving and long-term credit
     facilities, variable rates             $175.4        $ 95.4
   Money market borrowings                   162.1           -
   Term loans, maturing through 2005         120.0         120.0
   9.45% Senior debentures, due 2011         100.0         100.0
   7.525% Industrial revenue bonds,
     due 2015                                 75.0          75.0
   7.7% Industrial revenue bonds,
     due 2022                                 27.1          27.1
   9.25% Senior notes, due 2000                4.0          61.6
   10.125% Senior notes, due 2001              2.6          60.4
   10.75% Senior notes, due 2003               3.4          54.3
   6.25% Convertible subordinated notes,
     due 2001                                  -           114.9
   Other debt                                 33.2          33.1
                                            ------        ------
                                             702.8         741.8
   Less current maturities                     8.0           5.1
                                            ------        ------
                                            $694.8        $736.7
                                            ======        ======

   As of June 30, 1997, the estimated fair value of long-term debt described above was approximately the same as the carrying amount of such debt in the Consolidated Balance Sheet. The fair value was calculated in accordance with the requirements of SFAS No. 107, "Disclosures of Fair Value of Financial Instruments" and was estimated by discounting the future cash flows using rates currently available to the Company for debt instruments with similar terms and remaining maturities.

   In fiscal 1997, the Company purchased a total of $166.4 million principal amount of its 9.25 percent senior notes due 2000, 10.125 percent senior notes due 2001 and 10.75 percent senior notes due 2003 (collectively, Senior Notes) prior to maturity in an effort to reduce higher cost indebtedness. As a result, the Company recorded an extraordinary charge of $10.8 million, net of taxes, for the redemption premium and write-off of previously deferred finance charges. In addition, in fiscal 1997, the Company completed the redemption of its outstanding $114.9 million, 6.25 percent convertible subordinated notes due 2001 (Subordinated Notes). In connection with the conversion of the Subordinated Notes, the Company recorded an extraordinary charge, net of taxes, of $0.6 million for write-off of previously deferred finance charges associated with the Subordinated Notes. The Company issued approximately 3.6 million shares of common stock to holders of $114.4 million principal amount of the Subordinated Notes who converted the Subordinated Notes prior to the redemption date. The balance of $0.5 million principal amount was redeemed by the Company for cash.

   In 1995, the Company purchased $165.0 million principal amount of its Senior Notes prior to maturity in an effort to reduce higher cost indebtedness. As a result, the Company recorded an extraordinary charge of $6.5 million, net of taxes, for the redemption premium and write-off of previously deferred finance charges.

   In February 1996, the Company entered into an unsecured credit facility (Credit Facility) with a group of banks. Under the terms of the Credit Facility, the Company and certain of its subsidiaries may borrow up to $450.0 million under a revolving credit facility which matures on March 1, 1999 and $50.0 million under a long-term credit facility which matures on March 2, 2001. In addition, the Company has a maximum availability of approximately $283.0 million under uncommitted money market lines. On June 30, 1997, the Company and its subsidiaries had borrowed $50.0 million under the revolving credit facility, $46.9 million under the long-term credit facility and $162.1 million under the money market lines. The Company has classified borrowings under revolving credit facilities and money market lines as long-term debt since the Company has the ability and the intent to maintain these obligations for longer than one year. Additionally, $33.3 million was drawn under the Credit Facility as letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees.

   Simultaneously with the execution of the Credit Facility, the Company and one of its subsidiaries refinanced certain of its unsecured term loans. The new $120.0 million unsecured term loans (Term Loans) bear interest at rates between 7.12 percent and 7.18 percent and mature at various times between 2000 and 2005.

   The Credit Facility, Term Loans and Senior Notes contain provisions which: (i) restrict the Company's ability to make capital expenditures and dispose of assets; (ii) limit the payment of dividends or other distributions to stockholders and (iii) limit the incurrence of additional indebtedness. These debt instruments also contain various financial ratio requirements and other covenants.

   IMC-Agrico has several agreements with a group of banks to provide it with an aggregate revolving credit facility of $125.0 million (collectively, IMC-Agrico Revolving Credit Facility or Agreements) maturing September 1997, December 1997 and February 1998. The IMC-Agrico Revolving Credit Facility has a letter of credit subfacility for up to $25.0 million. Borrowings under the IMC-Agrico Revolving Credit facility are unsecured with a negative pledge on substantially all of IMC-Agrico's assets and bear interest at rates based on a base rate or an adjusted Eurodollar rate. As of June 30, 1997, IMC-Agrico had drawn $8.7 million under the letter of credit subfacility and had borrowings of $78.5 million under the remainder of the IMC-Agrico Revolving Credit Facility. IMC-Agrico has classified borrowings under the IMC-Agrico Revolving Credit Facility as long-term debt since IMC-Agrico has the ability and the intent to maintain these obligations for longer than one year.

   The Agreements have restrictive covenants including minimum net partners' capital, fixed charge and current ratio requirements; place limitations on indebtedness of IMC-Agrico; and restrict the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined in the Partnership Agreement). The Agreements require IMC-Agrico to repay all revolving loans for a minimum of 30 consecutive days within each calendar year. In addition, pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico prior to incurring more than an aggregate of $5.0 million (adjusted annually for inflation) in indebtedness (excluding a total of $125.0 million of indebtedness under the IMC-Agrico Revolving Credit Facility). (See also Note 22, "Subsequent Events," of Notes to Consolidated Financial Statements.)

   Cash payments for interest were $52.6 million, $67.0 million and $70.6 million in 1997, 1996 and 1995, respectively. In 1997, $114.4 million of long-term debt was converted to common stock.

   Scheduled maturities, excluding the revolving credit facilities, for the next five years are as follows:

          1998                  $ 8.0
          1999                    8.7
          2000                    3.3
          2001                   83.3
          2002                    5.1

   In May 1997, the Company increased its existing registration statement on Form S-3 to issue up to $300.0 million of debt and equity securities. In July 1997, the Company issued $150.0 million of 6.875 percent senior debentures due 2007. The proceeds were used to reduce higher cost indebtedness.

13.  Other Noncurrent Liabilities
   ----------------------------

   Other noncurrent liabilities as of June 30 were as follows:
                                     1997          1996
                                    ------        ------
   Employee and retiree benefits     $143.0        $127.2
   Environmental                      102.5         102.3
   Deferred gain                       37.8          40.6
   Restructuring charges               28.2          33.4
   Other                               33.0          48.5
                                    ------        ------
                                     $344.5        $352.0
                                    ======        ======

14.  Pension Plans
   -------------
   The Company has non-contributory pension plans that cover approximately 73 percent of its employees. Benefits are based on a combination of years of service and compensation levels, depending on the plan. Generally, contributions to the United States plans are made to meet minimum funding requirements of the Employee Retirement Income Security Act of 1974 (ERISA), while contributions to Canadian plans are made in accordance with Pension Benefits Acts, instituted by the provinces of Saskatchewan and Ontario. Certain other employees are covered by defined contribution pension plans.

   Employees in the United States and Canada whose pension benefits exceed Internal Revenue Code and Revenue Canada limitations, respectively, are covered by supplementary non-qualified, unfunded pension plans.

   The components of net pension expense for the years ended June 30, computed actuarially, were as follows:
                                          1997      1996      1995
                                         -----     -----     -----
   Service cost for benefits earned
     during the year                      $12.5     $10.0    $  9.0
   Interest cost on projected
     benefit obligation                    17.7      15.8      14.7
   Return on plan assets                  (16.8)    (28.8)    (11.8)
   Net amortization and deferral            1.9      17.5      (0.1)
                                         -----     -----     -----
   Net pension expense                    $15.3     $14.5     $11.8
                                         =====     =====     =====

   The plans' assets consist mainly of corporate equity and United States government and corporate debt securities, and units of participation in a collective short-term investment fund.

     In a number of these plans, the plan assets exceed the accumulated benefit obligations (overfunded plans) and in the remainder of the plans, the accumulated benefit obligations exceed the plan assets (underfunded plans). The funded status, based on an April 1 measurement date, of the Company's pension plans and amounts recognized in the Consolidated Balance Sheet as of June 30 were as follows:

                                      Overfunded        Underfunded
                                         Plans             Plans
                                    ---------------    ---------------
                                     1997     1996      1997     1996
                                    ------   ------    ------   ------
 <S
 Plans' assets at fair value        $173.7   $163.8   $ 29.8    $ 28.9
 Actuarial present value of
   projected benefit obligations:
   Vested benefits                   136.8    124.2     36.5      34.8
   Non-vested benefits                14.4     16.1      5.9       3.0
   Accumulated benefit
     obligations                     151.2    140.3     42.4      37.8
   Projected future salary
     increases                        46.9     54.6     17.7       3.8
                                    ------   ------    ------   ------
   Total projected benefit
     obligations                     198.1    194.9     60.1      41.6
                                    ------   ------    ------   ------
 Plans' assets less than projected
   benefit obligations                24.4     31.1     30.3      12.7
 Items not yet recognized in earnings:
   Unrecognized net gain             (13.9)   (20.0)    (9.8)     (2.0)
   Unrecognized transition
     liability (asset)                 2.2      0.9     (0.7)     (0.2)
   Unrecognized prior service cost    (7.7)   (10.4)   (15.2)     (9.5)
   Additional minimum liability        -        -        1.8      11.0
   Fourth quarter contributions       (0.4)    (0.6)    (1.0)     (0.5)
                                    ------   ------    ------   ------
 Accrued pension liability          $  4.6   $  1.0   $  5.4    $ 11.5
                                    ======   ======    ======   ======

 Significant actuarial
  assumptions were as follows:
                                                1997     1996     1995
                                                ----     ----     ----
 Discount rate                                  7.5%     7.6%      8.2%
 Long-term rate of return on assets             9.5%     9.6%      7.8%
 Rate of increase in compensation levels        5.1%     5.2%      5.2%

   The Company also has defined contribution pension and investment plans (Plans) for certain of its employees. Under each of the Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Plans are based on a percentage of wages earned by the eligible employees or by matching a percentage of employee contributions. The Company's contributions to the Plans totaled $7.3 million, $9.7 million and $9.7 million for the years ended June 30, 1997, 1996 and 1995, respectively.

15.  Postretirement and Postemployment Benefit Plans
   -----------------------------------------------
   The Company provides certain health care benefit plans for certain retired employees. The plans may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The plans are unfunded. Employees are not vested and such benefits are subject to change.

   The components of postretirement benefits other than pensions
(OPEBS) expense for years ended June 30 were as follows:
                                       1997   1996    1995
                                       ----   ----    ----
   Service cost                        $1.9   $1.7    $1.5
   Interest cost                        5.0    5.3     5.3
   Net amortization and deferral       (1.9)  (1.8)   (1.5)
                                       ----   ----    ----
                                       $5.0   $5.2    $5.3
                                       ====   ====    ====

   The significant assumptions used in determining OPEBS costs were as follows:
                                 1997       1996       1995
                                 ----       ----       ----
   Discount rate                7.5%        7.5%       8.2%
   Health care trend rate:
   Under age 65                 8.6% (1)    9.2% (1)   9.8% (1)
   Over age 65                  5.8% (2)    6.0% (2)   6.3% (2)

   (1)  Decreasing gradually to 5.5% in 2003 and thereafter.
   (2)  Decreasing gradually to 5.5% in 1999 and thereafter.

   If the health care trend rate assumptions were increased by 1.0 percent, the accumulated postretirement benefit obligation would increase by 6.2 percent as of June 30, 1997. This would have the effect of an 8.1 percent increase on OPEBS expense in 1997.

   The components of the Company's OPEBS liability as of June 30 were as follows:
                                                    1997      1996
                                                   ------    ------
   Retirees                                        $ 33.8    $ 35.1
   Actives:
     Fully eligible                                  11.3      13.0
     Not fully eligible                              31.1      26.6
                                                   ------    ------
      Total                                          76.2      74.7
   Items not yet recognized in earnings:
     Unrecognized transition obligation               1.8
     Unrecognized prior service cost                 10.7      12.1
     Unrecognized net gain                           11.5      10.5
                                                   ------    ------
   Accrued postretirement benefits liability       $100.2    $ 97.3
                                                   ======    ======

   The Company also provides benefits such as workers' compensation and disability to certain former or inactive employees after employment but before retirement. The plans are unfunded. Employees are not vested and plan benefits are subject to change.

   Effective July 1, 1994, the Company adopted SFAS No. 112 to account for disability benefits of certain employees. Prior to July 1, 1994, the Company recognized the cost of providing certain of these benefits on a cash basis. SFAS No. 112 requires the cost of providing these benefits be recognized when it becomes probable that such benefits will be paid and when sufficient information exists to make reasonable estimates of the amounts to be paid. Consequently, the Company recognized a $13.3 million liability for postemployment benefits as of July 1, 1994 and recorded a charge of $5.9 million, net of taxes, for the cumulative effect of the Company's unfunded obligation prior to July 1, 1994. The effect of the adoption of SFAS No. 112 on 1995 earnings before the cumulative effect of the accounting change was not material.

16.  Income Taxes
   ------------
   Two of the Company's three potash operations that are subject to Canadian taxes, Kalium Canada and Central Canada Potash, are included in the consolidated United States federal income tax return filed by the Company.

   Deferred income taxes reflect the net tax effects of temporary differences between the amounts of assets and liabilities for accounting purposes and the amounts used for income tax purposes.

   Significant components of the Company's deferred tax liabilities and assets as of June 30 were as follows:

                                                 1997        1996
                                                ------      ------
   Deferred tax liabilities
     Property, plant and equipment              $455.6       $437.4
     Taxes on undistributed foreign earnings       1.9         19.6
     Other liabilities                            76.2         50.0
                                                ------      ------
      Total deferred tax liabilities             533.7        507.0
                                                ------      ------

   Deferred tax assets
     Alternative minimum tax credit
       carryforwards                              69.9         82.8
     Postretirement and postemployment benefits   42.6         39.6
     Foreign tax credit carryforward              33.5         27.5
     Sterlington litigation settlement            28.6         31.1
     Reclamation and decommissioning accruals     24.1         27.4
     Restructuring accruals                        9.5         25.3
     Other assets                                 39.9         46.5
                                                ------      ------
      Total deferred tax assets                  248.1        280.2
     Valuation allowance                         (33.5)       (27.5)
                                                ------      ------

      Net deferred tax assets                    214.6        252.7
                                                ------      ------
      Net deferred tax liabilities              $319.1       $254.3
                                                ======      ======

   As of June 30, 1997, the Company had alternative minimum tax credit carryforwards of approximately $69.9 million, which can be carried forward indefinitely. In addition, the Company has a foreign tax credit carryforward of approximately $33.5 million. The foreign tax credit carryforward will expire in 2001 to the extent it is not utilized. The realization of the foreign tax credit carryforward is dependent upon the Company's future foreign earnings and taxes. Due to the uncertainty of its ultimate realization, the Company has established a full valuation allowance against this carryforward benefit.

   The provision for income taxes for the years ended June 30 consisted of the following:
                                  1997         1996        1995
                                 ------       ------      ------
   Current
     Federal                     $ 22.4       $ 74.0      $ 33.6
     State and local                7.0          2.8         8.6
     Foreign                       26.6         14.9        52.9
                                 ------       ------      ------
                                   56.0         91.7        95.1
   Deferred
     Federal                       42.7         (7.4)        8.1
     State and local                2.8          4.4        (0.9)
     Foreign                       16.0          5.4        13.2
                                 ------       ------      ------
                                   61.5          2.4        20.4
                                 ------       ------      ------
                                 $117.5       $ 94.1      $115.5
                                 ======       ======      ======

   The components of earnings before income taxes, extraordinary charge and cumulative effect of accounting change and the effects of significant adjustments to tax computed at the federal statutory rate were as follows:

                                       1997    1996     1995
                                      ------  ------   ------
   Domestic                           $245.8   $195.7   $193.6
   Foreign                              76.2     42.7    115.2
                                      ------   ------  ------
     Earnings before income taxes,
       extraordinary charge and
       cumulative  effect of
      accounting change               $322.0   $238.4   $308.8
                                      ======   ======  ======

   Computed tax at the federal
     statutory rate of 35%            $112.7  $  83.4   $108.1
   Foreign income and withholding
     taxes                              11.0     12.7     19.5
   Percentage depletion in excess
     of basis                          (12.5)   (10.4)   (18.1)
   Merger expenses not deductible
     for tax purposes                    -        7.1      -
   State income taxes, net of
     federal income tax benefit          6.3      4.8      4.9
   Benefit of foreign sales
     corporation                        (5.6)    (4.3)    (2.3)
   Federal taxes on undistributed
     foreign earnings                    -        -        4.4
   Other items (none in excess of
     5% of computed tax)                 5.6      0.8     (1.0)
                                      ------   ------  ------
     Provision for income taxes       $117.5   $ 94.1   $115.5
                                      ======   ======  ======

   Effective tax rate                   36.5%    39.5%    37.4%

   United States income and foreign withholding taxes are provided on the earnings of foreign subsidiaries that are expected to be remitted to the extent that taxes on the distribution of such earnings would not be offset by foreign tax credits. The Company has no present intention of remitting undistributed earnings of foreign subsidiaries aggregating $211.7 million at June 30, 1997 and, accordingly, no deferred tax liability has been established relative to these earnings. If these amounts were not considered permanently reinvested, a deferred tax liability of $42.2 million would have been required.

     Income taxes paid, net of refunds received, were $91.6 million, $125.3 million and $84.7 million for 1997, 1996 and 1995, respectively.

17.  Capital Stock
   -------------

   Changes in the number of shares of common stock issued and in treasury were as follows:
                                            1997            1996
                                         ----------      ----------
   S>
   Common stock issued
     Balance, beginning of year           97,863,784     96,408,200
     Common stock issued                           -        442,653
     Stock options exercised                 351,001      1,009,466
     Conversion of convertible debt        3,604,366          2,265
     Award of restricted shares                    -           ,200
                                          ----------     ----------
     Balance, end of year                101,819,151     97,863,784
   Treasury common stock
     Balance, beginning of year            5,545,884      5,552,840
     Common stock issued                   (208,364)        (9,396)
     Purchases                             2,919,100          2,440
                                          ----------     ----------
     Balance, end of year                  8,256,620      5,545,884

                                          ----------     ----------
   Common stock outstanding, end of year  93,562,531     92,317,900
                                          ==========     ==========

   Pursuant to a Shareholders Rights Plan adopted by the Company in June 1989, a dividend of one preferred stock purchase right (Right) for each outstanding share of common stock of the Company was issued on July 12, 1989 to stockholders of record on that date. Under certain conditions, each Right may be exercised to purchase one two-hundredth of a share of Junior Participating Preferred Stock, Series C, par value $1 per share, at a price of $75, subject to adjustment. This preferred stock is designed to participate in dividends and vote on essentially equivalent terms with a whole share of common stock. The Rights generally become exercisable apart from the common stock only if a person or group acquires 15 percent or more of the common stock or makes a tender offer for 15 percent or more of the outstanding common stock. Upon the acquisition by a person or group of 15 percent or more of the common stock, each Right will entitle the holder to purchase, at the then-current exercise price of the Right, a number of shares of common stock having a market value at that time of twice the exercise price. The Rights may be redeemed at a price of $.005 per Right under certain circumstances prior to their expiration on June 21, 1999. No event during 1997 made the Rights exercisable.

18.  Stock Plans
   -----------
   The Company has various stock option plans (Stock Plans) under which it may grant non-qualified stock options and stock appreciation rights
(SARs) to officers and key managers of the Company, accounted for under APB Opinion No. 25. The Stock Plans, as amended, provide for the issuance of a maximum of 9.2 million shares of common stock of the Company which may be authorized but unissued shares or treasury shares.

   Under the terms of the Stock Plans, the option price per share may not be less than 100 percent of the fair market value on the date of the grant. Stock options and SARs granted under the Stock Plans extend for ten years and generally become exercisable either 50 percent one year after the date of the grant and 100 percent two years after the date of the grant, or in one-third increments: one-third one year after the date of the grant, two-thirds two years after the date of the grant, and 100 percent three years after the date of the grant.

   The Company also adopted a long-term incentive plan in fiscal 1994 under which officers and key managers were awarded shares of restricted common stock of the Company along with contingent stock units. Based on performance objectives, these shares and units were intended to vest in whole or in part during and at the end of a three-year performance period ending June 30, 1997. On June 30, 1996, the long-term incentive plan was deemed to be fully vested, one year prior to the completion of the performance period, and 141,480 shares of common stock were distributed. Restricted stock was valued on the issuance date, and the related expense amortized over the vesting period.

   At the Company's 1996 Annual Meeting, the stockholders approved the 1996 long-term incentive plan which replaced the 1994 long-term incentive plan discussed in the preceding paragraph. The new plan became effective October 17, 1996. Under the plan, officers and key managers may be awarded stock or cash upon achievement of specified objectives over a three-year period beginning July 1, 1996. Final payouts are made at the discretion of the Compensation Committee of the Company's Board of Directors whose members are not participants of the plan. In 1997, $5.1 million was charged to earnings for the cost of performance awards earned for the relevant three year period under the 1996 long-term incentive plan.

   SARs granted totaled 65,250 shares in fiscal 1996. The market price for the SARs was $38.00 in fiscal 1996. A total of 10,650 shares and 69,375 shares were exercised in fiscal 1997 and 1996, respectively.

   The following table summarizes stock option activity:
                                   1997                   1996
                          -------------------------       -------------
----------
                                   Weighted Average     Weighted
Average
                          Shares    Exercise Price        Shares
Exercise Price
                          --------- ------------- -------- ------------
-
  Outstanding at July 1   3,215,892    $23.64    3,592,669     $20.24
    Granted               1,902,240     39.00      771,511      35.58
    Exercised             (350,402)     20.34  (1,006,866)      20.09
    Cancelled              (72,075)     35.11    (141,422)      27.39
                          ---------              ---------
  Outstanding at June 30  4,695,655    $29.93    3,215,892     $23.65
                          =========              =========

  Exercisable at June 30  2,216,600    $22.29    1,732,273     $20.37
                          =========              =========

  Available for future
    grant at June 30      2,296,316              4,126,481
                          =========              =========

   Data related to significant option ranges as of June 30, 1997 and related weighted average price and contract life information follows:
                       Options Outstanding         Options Exercisable
                  -------------------------------- ------------------
                               Weighted
                               Average     Weighted           Weighted
                               Remaining   Average            Average
   Range of          Number   Contractual  Exercise  Number   Exercise
Exercise Prices     of Options   Life       Price  of Options   Price
----------------------------------------------------------------------
$11.00 to 16.50      173,7776 years        $15.06     173,777   $15.06
 16.51 to 24.75    1,459,5058 years         19.74   1,321,077    19.49
 24.76 to 37.13      872,5588 years         27.50     555,246    26.48
 37.14 to 40.88    2,189,8151 years         38.87     166,500    38.10
----------------------------------------------------------------------
$11.00 to 40.88    4,695,6555 years        $29.93   2,216,600   $22.29

   The assumption regarding the stock options contractual life was that 100 percent of such options vested in the first year after issuance rather than ratably according to the applicable vesting period as provided by the terms of the grants.

   If the Company's stock option plans' compensation cost had been determined based on the fair value at the grant date for awards beginning in fiscal 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                     1997    1996
                                    ------  ------
   Net earnings - pro forma         $188.8  $142.7
   Earnings per share - pro forma     1.99    1.54
   Weighted average fair value of
     options granted                 39.04   35.48

   For the pro forma disclosures, the estimated fair value of the options is amortized to expense over their expected six year life. These pro forma amounts are not indicative of anticipated future disclosures because SFAS No. 123 does not apply to grants before fiscal 1996.

   The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model using the following weighted average assumptions:
                                    1997         1996
                                   ------       ------
   Expected dividend yield          0.85%         0.85%
   Expected stock price
     volatility                     25.4%         26.6%
   Risk-free interest rate
     (5 year government)             6.4%          6.5%
   Expected life of options       6 years       6 years

   Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion the existing models do not provide a reliable single measure of the value of the employee stock options.

   Another stock option plan provides for the granting of awards of up to 200,000 shares of common stock to directors of the Company who were directors prior to the Merger and who were not also employees of the Company. Options may be exercised at any time the director holding the option remains a director of the Company and within two years after the director ceases to be a director of the Company. Under the terms of the plan, options granted are exercisable over ten years beginning with the grant date of the option. Options were granted to purchase 24,000 shares and 14,000 shares of common stock in 1997 and 1996, respectively, at an option price of $41.94 and $29.75 per share, respectively. A total of 500 shares and 2,600 shares were exercised in 1997 and 1996, respectively.

19.  Commitments
   -----------

   The Company purchases sulphur, natural gas and ammonia from third parties under contracts extending, in some cases, for multiple years. Purchases under these contracts are generally at prevailing market prices. These contracts generally range from one to four years.

   The Company and FRP have an agreement to supply a portion of the Company's sulphur requirements to IMC-Agrico over the life of the joint venture partnership. Since the term of the sulphur purchase commitment is indeterminable, the dollar value of such commitments has been excluded from the schedule below after the year 2002. (See also Note 22, "Subsequent Events," of Notes to Consolidated Financial Statements.)

   The Company leases plants, warehouses, terminals, office facilities, railcars and various types of equipment under operating leases. Lease terms generally range from three to five years, although some leases have longer terms.

   Summarized below is a schedule of future minimum long-term purchase commitments and minimum lease payments under non-cancelable operating leases as of June 30, 1997:
                               Purchase        Lease
                              Commitments    Commitments
                              -----------    -----------
   1998                         $260.4         $ 19.9
   1999                          204.0           17.1
   2000                          120.4           13.9
   2001                          114.8           11.9
   2002                          109.7            8.4
   Subsequent years               17.5           21.7
                               ------         ------
                                $826.8         $ 92.9
                               ======         ======

   Rental expense for 1997, 1996 and 1995 amounted to $31.9 million, $45.6 million and $39.7 million, respectively.

   International Minerals & Chemical (Canada) Global Limited is committed under a service agreement with Potash Corporation of Saskatchewan Inc. (PCS) to produce annually from mineral reserves specified quantities of potash for a fixed fee plus a pro rata share of total production and capital costs at the potash mines located in Esterhazy, Saskatchewan. The agreement extends through June 30, 2001 and is renewable at the option of PCS for five additional five-year periods. Potash produced for PCS may, at PCS's option, amount to an annual maximum of approximately one-fourth of the Esterhazy mines' production capacity but no more than approximately 1.1 million tons. During 1997, production of potash for PCS amounted to 500,000 tons, or 16 percent of the Esterhazy mines' total tons produced.

Mississippi Chemical Corporation Property Reserves
    In July 1994, IMC-Agrico entered into an option agreement with Mississippi Chemical Corporation (MCC) to purchase land (Property) in Florida. The Property, along with land previously purchased from MCC, contains approximately 87.5 million tons of phosphate rock reserves. Prior to January 16, 1998, IMC-Agrico may exercise its option to purchase the Property for $57.0 million. If IMC-Agrico fails to exercise its option by that date, MCC has the right to sell the Property to IMC-Agrico and IMC-Agrico will be obligated to purchase the Property for $50.0 million.

20.  Contingencies
   -------------
Mining Risks
   Since December 1985, the Company has experienced an inflow of water into one of its two interconnected potash mines located at Esterhazy, Saskatchewan. As a result, the Company has incurred expenditures, certain of which due to their nature were capitalized while others were charged to expense, to control the inflow. Since the initial discovery of the inflow, the Company has been able to meet all sales obligations from production at the mines. The Company has considered, and continues to evaluate, alternatives to the operational methods employed at Esterhazy. However, recent changes in the procedures utilized to control the water inflow have proven successful to date, and the Company currently intends to continue conventional shaft mining. Despite the relative success of these modified measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow or remediation costs will not increase to a level which would cause the Company to change its mining process or abandon the mines.

Sterlington Litigation
    ANGUS Chemical Company (ANGUS), numerous third parties alleging personal injury and the Company are involved in various litigation arising out of a May 1991 explosion at a nitroparaffins plant located in Sterlington, Louisiana. The Company continues to litigate each of the matters arising out of the Sterlington explosion. Approximately 1,300 class action plaintiffs seek damages for personal injuries, "fear and fright," and punitive damages against ANGUS, the Company and other defendants arising from the explosion. Discovery is still not complete, and the trial date has been postponed indefinitely. The Company is unable to estimate the magnitude of its exposure at this time.

    The Company has settled actions filed by ANGUS with respect to claims for amounts ANGUS paid for settled claims in connection with the explosion and has settled actions filed by ANGUS for claimed rights of direct action against the Company's insurers. In addition, ANGUS' claims for certain environmental claims were dismissed by the trial court and are on appeal.

Potash Antitrust Litigation
    The Company was a defendant, along with other Canadian and United States potash producers, in a class action antitrust lawsuit filed in federal court in 1993. The plaintiffs alleged a price-fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaint. The class action complaint against all defendants, including the Company, was dismissed by summary judgment in January 1997. The summary judgment dismissing the case is currently on appeal by the plaintiffs to the United States Court of Appeals for the Eighth Circuit. The Court of Appeals is expected to rule during calendar 1998.

    In addition, in 1993 and 1994, class action antitrust lawsuits with allegations similar to those made in the federal case were filed against the Company and other Canadian and United States potash producers in state courts in Illinois and California. The Illinois case was dismissed for failure to state a claim. In the California case, merits discovery has been stayed and the case is currently inactive.

Pine Level Property Reserves
    In October 1996, IMC-Agrico signed an agreement with Consolidated Minerals, Inc. (CMI) for the purchase of real property, Pine Level, containing approximately 100 million tons of phosphate rock reserves. In connection with the purchase, IMC-Agrico has agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property.

    Within five years from the date of this agreement, IMC-Agrico is required to provide notice to CMI regarding one of the following: (i) whether they have obtained the permits necessary to commence mining any part of the property; (ii) whether they wish to extend the permitting period for an additional three years or (iii) whether they wish to decline to extend the permitting period. If the permits necessary to commence mining the property have been obtained, IMC-Agrico is obligated to pay CMI an Initial Royalty payment of $28.9 million. In addition to the Initial Royalty payment described above, IMC-Agrico is required to pay CMI a mining royalty on phosphate rock mined from the property to the extent the permits are obtained.

Environmental Matters
   The historical use and handling of regulated chemical substances and crop nutrient products in the normal course of the Company's business has resulted in contamination at facilities presently or previously owned or operated by the Company. The Company has also purchased facilities that were contaminated by previous owners through their use and handling of regulated chemical substances. Spills or other unintended releases of regulated substances have occurred in the past, and potentially could occur in the future, possibly requiring the Company to undertake or fund cleanup efforts. The Company cannot estimate the level of expenditures that may be required in the future to clean up contamination from the handling of regulated chemical substances or crop nutrients.

   At some locations, the Company has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations (which currently are in progress) to determine whether remedial action may be required to address contamination. The cost of any remedial actions that ultimately may be required at these sites currently cannot be determined.

   The Company believes that it is entitled to at least partial indemnification for a portion of the costs that may be expended by the Company to remedy environmental issues at certain facilities and operations pursuant to indemnification agreements. These agreements address issues that resulted from activities occurring prior to the Company's acquisition of facilities from parties including: PPG Industries, Inc.; Kaiser Aluminum & Chemical Corporation; Beatrice Companies, Inc.; Estech, Inc. and certain private parties. The Company has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date.

Other
   Most of the Company's export sales of phosphate and potash crop nutrients are marketed through three export associations. As a member, the Company is contractually obligated to reimburse the export association for any losses or other liabilities incurred. There were no such operating losses or other liabilities in 1997, 1996 and 1995.

   The Company also has certain other contingent liabilities with respect to litigation, claims and guarantees of debt obligations to third parties arising in the ordinary course of business. The Company does not believe that any of these contingent liabilities will have a material adverse impact on the Company's financial position.

21.  Operations by Geographic Area
   -----------------------------

   Financial information relating to the Company's operations in various geographic areas was as follows:
                                   Net Sales
                       ---------------------------------
                         1997         1996        1995
                       --------     --------    --------
   United States        $2,939.8    $2,910.8     $2,589.0
   Canada                  306.7       326.9        388.6
   Other                    24.9        20.9         11.7
   Transfers between
    geographic areas      (289.4)     (277.6)      (253.2)
                       --------     --------    --------
   Consolidated         $2,982.0    $2,981.0     $2,736.1
                       ========     ========    ========

                    Operating Earnings         Identifiable Assets
              ---------------------------  ---------------------------
               1997      1996      1995      1997      1996     1995
             --------  --------  --------  --------  -------- --------
United States $  399.0 $   445.5  $  352.0  $3,095.8 $2,828.0 $2,854.9
Canada           100.5      29.0     130.2     865.4    845.7    734.9
Other             23.5      18.9      10.2       8.4      7.8      8.2
Eliminations      (0.2)     (9.2)      1.6    (358.0)  (244.7)  (274.8)
             --------  --------   -------- --------  -------- --------
Consolidated  $  522.8  $  484.2  $  494.0  $3,611.6 $3,436.8 $3,323.2
             ========  ========   ======== ========  ======== ========

   Transfers of product between geographic areas were at prices approximating those charged to unaffiliated customers.

   Net sales from the United States, as shown in the preceding table, included sales to unaffiliated customers in other geographic areas as follows:
                           1997        1996         1995
                          ------      ------       ------
   Far East               $641.4      $753.5       $643.9
   Latin America           212.6       190.3        121.7
   Europe                   10.7        10.5         27.1
                          ------      ------      ------
                          $864.7      $954.3       $792.7
                          ======      ======      ======

22.          Subsequent Events
    -----------------
    In August 1997, the Company signed a definitive agreement with Freeport-McMoRan Inc. (FTX), which holds a 51.6 percent interest in FRP, providing for the merger of FTX into the Company. The Company will be the surviving entity and the transaction will be accounted for as a purchase. In the proposed merger (FTX Merger), each share of common stock of FTX would be exchanged for 0.90 shares of the Company's common stock plus one-third of a warrant, with each whole warrant entitling the holder to purchase one share of the Company's common stock at a price equal to $44.50 per share. Immediately prior to the FTX Merger, the sulphur businesses of FRP and the Company will be transferred to Freeport Sulphur Company, a newly-formed subsidiary of FRP. Shares of Freeport Sulphur Company will be distributed to all FRP unitholders, including FTX. As of June 30, 1997, the net carrying value of the Company's sulphur investment was approximately $200.0 million. The Company expects to record a significant non-cash charge on the disposition of this investment in connection with the FTX Merger. The FTX Merger is subject to various closing conditions, including approval by stockholders of FTX and the Company.

    In May 1997, the Company announced that it had reached a definitive agreement to acquire Western Ag-Minerals Company (Western Ag), a subsidiary of Toronto-based Rayrock Yellowknife Resources Inc., for $53.0 million. Western Ag, located in Carlsbad, New Mexico, has annual capacity of 400,000 tons of potash and had calendar-year 1996 revenues of approximately $41.0 million. On September 5, 1997, the acquisition of Western Ag was consummated.

QUARTERLY RESULTS (UNAUDITED)
(In millions except per share amounts)
                                    Quarter
                     -------------------------------------
                       First     Second    Third    Fourth     Year
---------------------------------------------------------------------
Fiscal 1997
Net sales            $  603.6   $  665.4  $  664.8 $1,048.2 $2,982.0
Gross margins           155.5      184.5     171.5    258.5    770.0
Earnings before
  income taxes           45.0       76.3      61.6    139.1    322.0
Earnings before extra-
  ordinary item          28.6       48.5      39.1     88.3    204.5
Net earnings             21.1       47.9      39.1     85.0    193.1

Earnings per share:
 Earnings before extra-
   ordinary item     $    .31   $    .51  $    .41 $    .93$
2.15(1)
 Net earnings             .23        .50       .41      .90
2.03(1)
----------------------------------------------------------------------
Fiscal 1996(2)
Net sales            $  599.4   $  709.6  $  716.9 $  955.1 $2,981.0
Gross margins           150.7      201.5     185.5    219.5    757.2
Earnings before
   income taxes          51.7       83.2       2.6    100.9    238.4
Net earnings (loss)      32.1       54.1      (8.3)    66.4    144.3

Earnings (loss) per
  share              $    .35   $    .58  $   (.09)$    .71$
1.56(1)
-----------------------------------------------------------------------
(1)  Due to weighted average share differences, when stated on a quarter and year-to-date basis, the earnings per share for the fiscal years ended June 30, 1997 and 1996 do not equal the sum of the respective earnings per share for the four quarters then ended.

(2) The quarterly results reflected above give retroactive effect to the Merger discussed in Note 3 of Notes to Consolidated Financial
   Statements and, accordingly, the amounts have been restated for all periods prior to the Merger to include the accounts and operations of Vigoro.

Fiscal 1997
  Fourth quarter operating results reflected the acquisition of Hutson's Ag Services, Inc. and Hutson Company, Inc. in May 1997.

Fiscal 1996
  Second, third and fourth quarter operating results reflected the acquisition of Feed Ingredients in October 1995.

  Third quarter operating results included an after-tax charge of $69.6 million, or $0.75 per share, from charges related to the Merger, as well as costs associated with, among other things, a corporate restructuring, other asset valuations and environmental issues.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.


PART III.

Item 10.  Directors and Executive Officers of the Registrant.

DIRECTORS OF THE REGISTRANT

     The ages and five-year employment history of each member of the Board of Directors at August 29, 1997 is as follows:

Raymond F. Bentele
-------------------
Age 60. Retired President and Chief Executive Officer, Mallinckrodt Inc. Mr. Bentele was Executive Vice President of Mallinckrodt Group Inc. (formerly known as IMCERA Group Inc.) from 1989 until his retirement. He is also a director of the Kellwood Company, Mallinckrodt Inc., Legett & Platt Inc. and was previously a director of IMC Global from 1990 to 1991. Mr. Bentele has served as an IMC Global Director since June 1994, and his term expires in April 1998.
Mr. Bentele currently serves as Chairman of the Compensation Committee and as a member of the Committee on Directors and Board Affairs.

Wendell F. Bueche
------------------
Age 66. Chairman of the Board of the Company. Mr. Bueche served as Chairman and Chief Executive Officer from August 1994 through June 1997. From February 1993 until August 1994, he served as President and Chief Executive Officer. Mr. Bueche was Chairman of the Board, Chief Executive Officer and President of Allis-Chalmers Corporation from 1986 through 1988. He retired from full-time employment from 1989 until February 1993. Mr. Bueche is also a director of Marshall & Ilsley Corporation, M&I Marshall & Ilsley Bank, WICOR, Inc., Wisconsin Gas Company and Executive Association, American Industrial Partners, L. P. Mr. Bueche has served as an IMC Global Director since July 1991, and his term expires in April 1999. Mr. Bueche currently serves on the Executive Committee and is a non-voting member of the Committee on Directors and Board Affairs.

Rod F. Dammeyer
----------------
Age 56. Managing Director of Equity Group Investments, Inc. Since January 1993, Mr. Dammeyer has served as Chief Executive Officer of Anixter International, Inc. In addition, he has served as President and as a director of Anixter International, Inc. since October 1985. Mr. Dammeyer is a trustee of Van Kampen American Capital, Inc. closed end investment companies and a member of the Chase Manhattan Corporation National Advisory Board. Mr. Dammeyer is also a director of Antec Corporation, Capsure Holdings Corp., Inc.; Jacor Communications, Inc.; Lukens Inc.; Sealy Corporation and TeleTech Holdings, Inc. He previously served as a director of Vigoro from August 1993 until March 1996 and has served as an IMC Global Director since March 1996. His term expires in April 1998. Mr. Dammeyer currently serves on the Compensation Committee.

James M. Davidson, Ph.D.
-------------------------
Age 63. Vice President for Agriculture and Natural Resources, University of Florida. Dr. Davidson joined the University of Florida in 1974, became Professor and Assistant Dean for Research in 1979, Professor and Dean for Research, Institute of Food and Agricultural Sciences, and Director, Florida Agricultural Experiment Station, Gainesville, Florida in 1986, and assumed his present position in 1992. Dr. Davidson has served as an IMC Global Director since July 1991, and his term expires in April 1999. Dr. Davidson currently serves as Chairman of the Audit Committee and as a member of the Environmental, Health and Safety Committee.

Robert E. Fowler, Jr.
----------------------
Age 61. President and Chief Executive Officer of the Company. Mr. Fowler served as President and Chief Operating Officer from March 1996 through June 1997. He served as President and Chief Executive Officer of Vigoro from September 1994 through February 1996 and as President and Chief Operating Officer from July 1993 to September 1994.
Mr. Fowler served as President and Chief Executive Officer of BCC Industrial Services from June 1991 to June 1993. He is a director of Anixter International, Inc. Mr. Fowler previously served as a director of Vigoro from August 1993 through February 1996 and has served as an IMC Global Director since March 1996. His term expires in April 2000. Mr. Fowler currently serves on the Executive Committee and is a non-voting member of the Committee on Directors and Board Affairs.

Harold H. MacKay
----------------
Age 57. Partner of the law firm MacPherson Leslie & Tyerman in Regina, Saskatchewan, Canada. Mr. MacKay served as managing partner of MacPherson Leslie & Tyerman from 1989 through 1996 and as Chairman of the firm after January 1997, a position from which he is presently on leave of absence while serving as Chair of the Task Force on the Future of the Canadian Financial Services Sector. He is a director of IPSCO Inc. and Weyerhaeuser Canada Ltd. Mr. MacKay previously served as a director of Vigoro from November 1993 until March 1996 and has served as an IMC Global Director since March 1996. His term expires in April 2000. Mr. MacKay currently serves as Chairman of the Environmental, Health and Safety Committee and as a member of the Audit Committee.

David B. Mathis
---------------
Age 59. Chairman and Chief Executive Officer of Kemper Insurance Companies. Mr. Mathis served as Chairman, President and Chief Executive Officer of Kemper Insurance Companies from March 1996 to September 1996. From February 1992 through February 1996, he served as Chairman and Chief Executive Officer of Kemper Corporation. Mr. Mathis has been employed by Kemper since 1960 in management positions of successively increasing importance. He is currently a director of Kemper Insurance Companies. Mr. Mathis also serves on the board of trustees of Lake Forest College and is an advisory board member of the
J. L. Kellogg Graduate School of Management of Northwestern University. He also serves on the board of directors of Evanston Hospital

Corporation and the board of trustees of the Chicago Symphony
Orchestra.  Mr. Mathis has served as an IMC Global Director since
February 1995, and his term expires in April 2000. Mr. Mathis currently serves as Chairman of the Committee on Directors and Board Affairs and as a member of the Executive Committee and the Compensation Committee.

Thomas H. Roberts, Jr.
----------------------
Age 73. Retired Chairman and Chief Executive Officer of DEKALB Energy Company (formerly known as DEKALB Corporation). Mr. Roberts is a director of Pride Petroleum Services. From 1968 through 1988
Mr. Roberts served as a director of International Minerals & Chemical Corporation. Mr. Roberts has served as an IMC Global Director since February 1988, and his term expires in April 1998. Mr. Roberts currently serves on the Audit Committee and the Compensation Committee.

Joseph P. Sullivan
------------------
Age 64. Retired Chairman of the Board of Vigoro, a position he held from March 1991 through February 1996. From March 1991 to
September 1994, Mr. Sullivan served as Chief Executive Officer of Vigoro. He served as Chief Operating Officer of Vigoro from March 1991 to July 1993 and as President from January 1986 to March 1991.
Mr. Sullivan served as a director of Vigoro from January 1986 through February 1996. He is a director of American Classic Voyages Co. Mr. Sullivan has served as an IMC Global Director since March 1996, and his term expires in April 1999. Mr. Sullivan currently serves as Chairman of the Executive Committee and as a member of the Environmental, Health and Safety Committee.

Richard L. Thomas
-----------------
Age 66. Retired Chairman of First Chicago NBD Corporation and The First National Bank of Chicago. Mr. Thomas is also a director of First Chicago NBD Corporation; CNA Financial Corporation; The PMI Group; Inc.; The Sabre Group Holdings, Inc. and Sara Lee Corporation.
Mr. Thomas is a life trustee of the Orchestral Association of Chicago, a trustee of Rush-Presbyterian-St. Luke's Medical Center (Chicago) and a trustee of Northwestern University. He is also Chairman of the Board of Trustees of Kenyon College. Mr. Thomas has served as an IMC Global Director since June 1996, and his term expires in April 2000.
Mr. Thomas currently serves on the Executive Committee and the Committee on Directors and Board Affairs.

Billie B. Turner
----------------
Age 66. Chairman Emeritus of the Board. Retired President and Chief Executive Officer, a capacity in which he served from the Company's incorporation in 1987 until his retirement in February 1993. He is a director of Cyprus-Amax Minerals Company. Mr. Turner has served as an IMC Global Director since 1987, and his term expires in April 1999. Mr. Turner currently serves on the Environmental, Health and Safety Committee.

EXECUTIVE OFFICERS OF THE REGISTRANT

    The ages and five-year employment history of the Company's executive officers at August 29, 1997 is as follows:

Wendell F. Bueche
-----------------
Age 66. Chairman of the Board of the Company. Mr. Bueche served as Chairman and Chief Executive Officer from August 1994 through June 1997. From February 1993 until August 1994, he served as President and Chief Executive Officer. Mr. Bueche was Chairman of the Board, Chief Executive Officer and President of Allis-Chalmers Corporation from 1986 through 1988. He retired from full-time employment from 1989 until February 1993. Mr. Bueche is also a director of Marshall & Ilsley Corporation, M&I Marshall & Ilsley Bank, WICOR, Inc., Wisconsin Gas Company and Executive Association, American Industrial Partners, L. P. Mr. Bueche has served as an IMC Global Director since July 1991, and his term expires in April 1999. Mr. Bueche currently serves on the Executive Committee and is a non-voting member of the Committee on Directors and Board Affairs.

Robert E. Fowler, Jr.
---------------------
Age 61. President and Chief Executive Officer of the Company. Mr. Fowler served as President and Chief Operating Officer from March 1996 through June 1997. He served as President and Chief Executive Officer of Vigoro from September 1994 through February 1996 and as President and Chief Operating Officer from July 1993 to September 1994.
Mr. Fowler served as President and Chief Executive Officer of BCC Industrial Services from June 1991 to June 1993. He is a director of Anixter International, Inc. Mr. Fowler previously served as a director of Vigoro from August 1993 through February 1996 and has served as an IMC Global Director since March 1996. His term expires in April 2000. Mr. Fowler currently serves on the Executive Committee and is a non-voting member of the Committee on Directors and Board Affairs.

C. Steven Hoffman
-----------------
Age 48. Senior Vice President of the Company. Mr. Hoffman served as Senior Vice President, Marketing from 1993 until 1994; Senior Vice President, Sales from 1992 until 1993; Senior Vice President, Wholesale Marketing from 1990 until 1992.

John U. Huber
-------------
Age 59 . Senior Vice President of the Company and President of the IMC Kalium business unit. Mr. Huber has served as President of the IMC Kalium business unit since joining the Company in March 1996. Prior to joining the Company, Mr. Huber served as Executive Vice President of The Vigoro Corporation from June 1993 to March 1996. Prior thereto he served as President of Kalium Chemicals, Ltd. (now known as IMC Kalium Ltd.) and as President of Kalium Canada, Ltd. (now known as IMC Kalium Canada Ltd.) from August 1991 to March 1996.

B. Russell Lockridge
--------------------
Age 47. Senior Vice President, Human Resources of the Company since joining the Company in July 1996. Mr. Lockridge served as Corporate Director, Executive Compensation and Development at FMC Corporation from 1992 to 1996 and as Human Resource Director for FMC's Chemical Business from 1986-1992.

Anne M. Scavone
---------------
Age 34. Controller of the Company. Ms. Scavone served as Director, Joint Venture Finances from April 1995 to April 1996 and as Joint Venture Financial Coordinator from April 1993 to April 1995. Prior to joining the Company, Ms. Scavone was a Manager at Ernst & Young from July 1990 to April 1993.

Brian J. Smith
--------------
Age 53. Executive Vice President and Chief Financial Officer of the Company since joining the Company in February 1996. From June 1996 to February 1997, Mr. Smith served as Treasurer. Mr. Smith served as Executive Vice President and Chief Financial Officer at W. R. Grace & Co. from 1989 to 1995. Mr. Smith resigned from the Company effective September 30, 1997.

Marschall I. Smith
------------------
Age 52. Senior Vice President and General Counsel of the Company since joining the Company in 1993. Mr. Smith was Senior Vice President and General Counsel of American Medical International Inc. from 1992 until 1993 and Associate General Counsel of Baxter International Inc.from 1980 to 1992.

Robert M. Van Patten
--------------------
Age 52. Senior Vice President of the Company and President of the IMC AgriBusiness business unit. Mr. Van Patten has served as President of the IMC AgriBusiness business unit since joining the Company in March 1996. Prior to joining the Company, Mr. Van Patten served as Executive Vice President of The Vigoro Corporation and as President of Vigoro Industries, Inc. (now known as IMC AgriBusiness Inc.) from June 1993 to March 1996. Prior thereto he served as President of the Agribusiness Division of Vigoro Industries, Inc.

    All of the Company's executive officers are elected annually, with the terms of the officers listed above to expire in April 1998. No "family relationships," as that term is defined in Item 401(d) of Regulation S-K, exist among any of the listed officers.

BENEFICIAL OWNERSHIP OF COMMON STOCK

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------
    Each director and executive officer of the Company who is subject to Section 16 of the Securities Exchange Act of 1934, as amended (the Exchange Act), is required by Section 16(a) of the Exchange Act to report to the SEC, by a specified date, his or her beneficial ownership of or transactions in the Company's securities. Reports received by the Company indicate that all such directors and officers filed all requisite reports with the SEC on a timely basis during fiscal 1997 except that a Form 4 for Dr. Davidson relating to the exercise by Dr. Davidson of IMC Global options was not timely filed with the SEC.

Item 11.  Executive Compensation.

Compensation of Executive Officers
----------------------------------
    The following table sets forth information as to the compensation of the Chief Executive Officer and each of the other four most highly compensated executive officers of the Company serving as such on June 30, 1997. The executive officers listed below are collectively referred to as the "Named Executive Officers" in this Annual Report.

                          SUMMARY COMPENSATION TABLE
                       Annual Compensation     Long-Term Compansation
                          ----------------------------  -----------------------
---------
                                                             Awards
Payouts
                                                      ----------------------
-------
                                                      Restricted  Securities
                                          Other Annual   Stock    Underyling
LTIP       All Other
    Name and      Fiscal  Salary   Bonus  Compensation   Awards    Options
Payouts    Compensation
Principal Position Year     ($)     ($)       ($)          ($)       (#)
($)        ($) (12)
------------------------------------------------------  -----------------------
------------------------
W.F. Bueche(1)     1997  600,000  386,256      0            0      89,000(8)
597,364(10)     102,407
Chairman           1996  544,600  425,000      0            0      50,000
1,472,078(11)      48,117
                   1995  530,040  460,000      0            0      20,000(9)
298,141          52,441

R.E. Fowler,Jr.(2) 1997  450,000  267,408      0            0     158,000(8)
371,024(10)      41,211
President & CEO    1996  148,600   85,000      0            0        0
0               0

B.J. Smith(3)      1997  335,500  160,445     6,947(6)      0       74,000(8)
209,030(10)      29,750
Executive VP & CFO 1996  115,077   60,000     3,996(6)      0       25,000
0             36,442

J.U. Huber(4)      1997  299,075  227,443    12,900(7)      0       64,000(8)
243,036(10)      16,901
Senior VP

R.M. VanPatten(5)  1997  278,353  154,894      0            0       54,000(8)
220,957(10)      14,243
Senior VP
-------------------------------------------------------------------------------
------------------------



 (1) Mr. Bueche retired as CEO of the Company on June 30, 1997.

 (2) Mr. Fowler's employment with the Company commenced on  March 4, 1996.

 (3) Mr. Smith's employment with the Company commenced on February 26, 1996.
     Mr. Smith resigned from the Company effective September 30, 1997.

 (4) Mr. Huber was elected Senior Vice President of the Company on February 25,
     1997.

 (5) Mr. Van Patten was elected Senior Vice President of the Company on
     February 25, 1997.

 (6) Represents payments to offset expenses incurred for relocation.

 (7) Represents payments to compensate Mr. Huber for lower pension benefits to be paid by the Company than were payable under the plan of Mr. Huber's former employer.

 (8) Represents options granted in June 1997 and August 1996. The Company normally grants options to its executive officers once each fiscal year.
     Due to the Vigoro merger and the decision of the Board of Directors to change the fiscal year of the Company from June 30 to December 31, the Company made two grants of options during fiscal 1997. The Company did not grant any options to the Named Executive Officers during August 1997.

 (9) Reflects a 2-for-1 stock split effected in November 1995.

(10) Payments were made pursuant to the Company's 1996 Long-Term Performance
     Incentive Plan.

(11) Reflects restricted shares and contingent stock units payouts under the 1994 Long-Term Performance Incentive Plan that vested on
     June 30, 1996, pursuant to action taken by the Board of Directors. The awards were scheduled to vest on June 30, 1997.

(12) Consists of: (i) the value of the benefit for life insurance premiums paid by the Company as follows: Mr. Bueche, $64,881 in fiscal 1997; $39,117 in fiscal 1996; and $34,638 in fiscal 1995; Mr. Fowler, $32,211 in fiscal
     1997; Mr. Smith, $19,325 in fiscal 1997 and $6,442 in fiscal 1996; Mr.
     Huber, $10,151 and Mr. Van Patten, $6,248; (ii) contributions made by the
     Company to the Company's Defined Contribution Savings Plan as follows: Mr.
     Bueche, $9,000 in fiscal 1997; $9,000 in fiscal 1996; and $17,803 in fiscal 1995; Mr. Fowler, $9,000 in fiscal 1997; Mr. Smith, $9,000 in fiscal 1997; Mr. Huber, $6,750 and Mr. Van Patten, $3,167; (iii) reimbursement by the Company for estate planning expenditures of $7,400 and $1,425 incurred by Mr. Bueche and Mr. Smith, respectively; (iv) income attributable to Mr. Van Patten's use of a vehicle owned by the Company;
     (v) $21,146 of premiums paid by the Company for additional insurance for Mr. Bueche and (vi) $30,000 paid to Mr. Smith upon commencement of his employment.
     Company for additional insurance for Mr. Bueche and (vi) $30,000 paid to Mr. Smith upon commencement of his employment.

                 OPTION GRANTS IN THE LAST FISCAL YEAR

    The following table sets forth information with respect to all options to purchase common stock granted in fiscal 1997 to each of the Named Executive Officers. There were no grants of stock appreciation rights in fiscal 1997. The Company normally grants options to its executive officers once each fiscal year. Due to the Vigoro merger and the decision of the Board of Directors to change the fiscal year of the Company from June 30 to December 31, the Company made two grants of options during fiscal 1997. The Company did not grant any options to the Named Executive Officers during August 1997.

                           Individual Grants              Grant Date
Value
            ----------------------------------------------------------
----------------
             Number of    % of Total
             Securities    Options                           Grant Date
            Underlying    Granted to    Exercise               Present
             Options      Employees in   Price     Expiration  Value
  Name       Granted(#)(1)            Fiscal Year  ($/Share)(2)    Date
($)(3)
-----------               -------------            -----------  -------
-----     -----------
W. F. Bueche    89,000        10.67     40.875  8/14/06         14.84

R. E. Fowler, Jr.53,000        6.35     40.875  8/14/06         14.84
               105,000         9.93     37.625  6/23/07         12.56

B. J. Smith     29,000         3.48     40.875  8/14/06         14.84
                45,000         4.25     37.625  6/23/07         12.56

J. U. Huber     21,000         2.52     40.875  8/14/06         14.84
                43,000         4.07     37.625  6/23/07         12.56

R. M. Van Patten19,000         2.28     40.875  8/14/06         14.84
                35,000         3.31     37.625  6/23/07         12.56

-----------------------------------------------------------------------
------
(1)  Except for options granted to Mr. Bueche, all options granted and reported in this table have the following terms: each option vests over a three-year period, with one-third of the options becoming exercisable at the end of each of the first three years following the date of grant and with the entire option becoming exercisable at the end of the third year, unless the vesting schedule is accelerated in the event of a change of control of the Company in accordance with the Company's 1988 Stock Option and Award
     Plan, as amended and restated.  Each option granted to Mr. Bueche during fiscal 1997 vests over a two-year period, with one-half of the options becoming exercisable at the end of each fiscal year.

(2) Exercise price is the fair market value of the common stock on the date of grant, determined by calculating the average of the high and low prices at which the common stock is traded on such date, as reflected on the consolidated tape of the New York Stock
     Exchange.

(3) The Black-Scholes Option Pricing Model was used to determine the grant date present value of the options to purchase common stock granted in fiscal 1997 by the Company. The material assumptions and adjustments incorporated in the model in estimating the value of the options which have an expiration date of (i) August 2006 and (ii) June 2007, respectively, include the following:
(a) option exercise prices of $40.875 and $37.625, respectively, equal to the fair market value of the underlying stock on the date of grant; (b) an option term of ten years; (c) interest rates of
     6.64 percent and 6.49 percent, respectively, representing the interest rate on a U. S. Treasury security on the date of grant with a maturity date corresponding to that of the option term;
     (d) volatilities of 35.09 percent and 30.31 percent, respectively, calculated using daily stock prices for the one-year period prior to the date of grant; (e) dividends at the rate of $0.32 per share, representing the annualized dividends paid with respect to a share of common stock at the date of grant and (f) reductions of approximately 33 percent and 34 percent, respectively, to reflect the probability of forfeiture due to termination prior to vesting and the probability of a shortened option term due to termination of employment prior to the option exercise date.

     The ultimate value of the options will depend on the future market price of the common stock, which cannot be forecast with reasonable accuracy. The actual value, if any, an optionee will realize upon exercise of an option will depend on the excess of the market value of the common stock over the exercise price on the date the option is exercised.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
  AND FISCAL YEAR-END OPTION VALUES

   The following table sets forth information with respect to all exercises of options to purchase common stock in fiscal 1997 by each of the Named Executive Officers and all outstanding options to purchase common stock held by such individuals at June 30, 1997.

                                   Number of Securities
                                      Underlying   Unexercised      Value    of
Unexercised
                                    Options at Fiscal   In-the-Money Options
                                        Year-End  (#)       at Fiscal  Year-End
($)(1)
           Shares Acquired        Value      -------------------------   ------
---------------------
     Name         on   Exercise(#)          Realized($)             Exercisable
Unexercisable        Exercisable  Unexercisable
-------------        --------------         ----------- -----------   ---------
----      -----------   -------------
W. F. Bueche       _         _   228,000    114,000   3,620,603            0
R. E. Fowler, Jr.  _         _   395,763    312,427   4,974,851    1,714,598
B. J. Smith        _         _    12,500     86,500           0            0
J. U. Huber    5,000   122,969    57,137     89,891     894,594      176,180
R. M. Van Patten17,338 458,373    24,751     76,168     162,053      165,154
-----------------------------------------------------------------------
(1)  The value is based on a stock price of $35.625, which is the average of the high and low prices at which the common stock was traded on June 30, 1997 as reflected on the consolidated tape of the New York Stock Exchange, less the relevant exercise price(s).

Pension Plans

Qualified Pension Plan

   The Company maintains a non-contributory qualified pension plan which covers all United States salaried employees, including the Named Executive Officers (except for Messrs. Huber and Van Patten). The annual pension to which a participant is entitled at normal retirement age (65) is an amount based on the highest final average annual remuneration for the five consecutive highest paid years out of the ten years immediately preceding retirement and years of credited service up to 35 years. The plan is integrated with benefits payable under Old Age Survivors and Disability Insurance. Remuneration for these purposes includes salary and 50 percent of bonus as shown in the Summary Compensation Table.

   The Internal Revenue Code of 1986, as amended (the Code), requires certain limitations on benefits provided under a qualified retirement plan. To the extent pension benefits otherwise payable under the qualified pension plan's formula exceed the Code's limitations, the Board of Directors has approved a non-qualified plan, the Supplemental Executive Retirement Plan, which provides for payment of amounts in excess of the Code's limitations from the Company's operating funds to its participants.

   The following table shows the estimated annual pension benefits which would be payable to the Named Executive Officers for life at normal retirement under the qualified pension plan. (If elected, an optional form of pension would, on an actuarial basis, reduce benefits to the participant but provide benefits to a surviving beneficiary or permit a one-time lump sum present value payment.)

  Annual Average of
  Highest Five Years            Annual Benefits for Years
 Covered Remuneration              of Service Indicated
 for Pension Purposes             -------------------------------------
------------------------
in Ten Years Preceding                                           35
Years
Normal Retirement Date     10 Years 15 Years 20 Years 25 Years   30
Years              or More
----------------- ------   ------   -------  ------- ------- -------
$100,000          $ 16,700 $ 25,000$ 33,300 $ 41,600 $ 48,100 $54,700
 200,000            34,500   51,700  68,900   86,100   99,800 113,500
 300,000            52,300   78,400 104,500  130,600  151,400 172,300
 400,000            70,100  105,100 140,100  175,100  203,100 231,100
 500,000            87,900  131,800 175,700  219,600  254,700 289,900
 600,000           105,700  158,500 211,300  264,100  306,400 348,700
 700,000           123,500  185,200 246,900  308,600  358,000 407,500
 800,000           141,300  211,900 282,500  353,100  409,700 466,300
 900,000           159,100  238,600 318,100  397,600  461,300 525,100
----------------------------------------------------------------------

   Credited service under the pension plan for the Named Executive Officers as of June 30, 1996 is as follows: Mr. Bueche, 4 years, 5 months; Mr. Fowler, 1 year, 4 months; Mr. Smith, 1 year, 5 months; Mr. Huber, 1 year, 4 months; and Mr. Van Patten, 1 year, 4 months.

Supplemental Executive Retirement Plan

   The Supplemental Executive Retirement Plan, which is a non-contributory, non-qualified plan, provides an additional pension benefit for Company executive officers (including the Named Executive Officers) and certain other key executives based on the participant's final average annual remuneration for pension purposes. The plan takes into account 100 percent of bonus and years of credited service up to a maximum of 20 years, payable to the extent that such benefits exceed those payable under the above-described pension plan. There are no other offsets under this plan.

   The following table shows the additional annual retirement benefits payable under the Supplemental Executive Retirement Plan to the Named Executive Officers and covered key employees for life beginning at age 65 based upon ten, 15 and 20 years of service.

  Annual Average of                        Net Additional
  Highest Five Years                       Annual Benefits
 Covered Remuneration                       for Years of
 for Pension Purposes                    Service Indicated
in Ten Years Preceding          ---------------------------------
Normal Retirement Date          10 Years     15 Years    20 Years
----------------------          --------    --------     --------
$100,000                        $ 13,300    $ 20,000     $ 26,700
200,000                           25,500      38,300       51,100
300,000                           37,700      56,600       75,500
400,000                           49,900      74,900      120,000
500,000                           62,100     105,000      180,000
600,000                           74,300     150,000      240,000
700,000                           90,000     195,000      300,000
800,000                          120,000     240,000      360,000
900,000                          150,000     285,000      420,000
------------------------------------------------------------------

Compensation of Directors

Non-Employee Directors

   Each non-employee director receives an annual retainer of $24,000, attendance fees of $1,000 for each Board meeting attended and an additional $1,000 for attendance at each meeting of a Board committee to which he is assigned. Each non-employee director receives an additional annual retainer of $3,000 for service as chairperson of a Board committee.

   Pursuant to the 1994 Stock Option Plan for Non-Employee Directors, each non-employee director annually receives options to purchase 2,000 shares of common stock. Options are granted at 100 percent of the fair market value of the stock at the time of grant. Options granted are immediately exercisable and may be exercised at any time while the director remains in office and for 24 months thereafter. However, common stock issuable upon exercise of options may not be sold within the six-month period following the date of grant without the consent of the Compensation Committee nor may options be exercised more than ten years after the date of the grant.

   Pursuant to the Directors' Retirement Service Plan, a non-employee director who has served at least six years as a director, has agreed to remain available to provide consultation services to the Company management and does not work for a competitor will, upon attainment of age 70 and after retirement from the Board, receive an annual pension for a period of ten years (subject to earlier termination upon death). Such pension will be equal to 60 percent to 100 percent of the annual retainer in effect at retirement, depending upon the length of the director's service (60 percent if six years, 70 percent if seven, 80 percent if eight, 90 percent if nine, and 100 percent if ten years or more).

   Mr. MacKay received approximately $4,700 during fiscal 1997 for serving on the Canadian Advisory Board of the Company.

Employee Directors

   Employee directors (currently Messrs. Bueche and Fowler) receive no fees or other remuneration for service on the Board or any committee of the Board.

Termination of Employment Agreements

   Agreements with Messrs. Bueche, Fowler and Smith, to become effective in the event of a change in control of the Company, are intended to assure the Company of the continued services of these executives. In general, each of the agreements provides that, in the event there is a change in control of the Company (as defined in the agreement), the executive shall remain employed by the Company in his then current position at the then current base and incentive compensation and benefit levels for a period of three years, subject to earlier expiration because of voluntary resignation, mandatory retirement, disability, or termination for cause, as defined in the agreements. If the Company breaches the agreement, the Company is obligated to provide the executive certain severance benefits, including three years' base salary plus three times the average of the prior three years' bonuses. In addition, the Company would become obligated to continue the executive's participation in various compensation and benefit plans in which the executive was participating when the agreement became effective. These agreements are in addition to the other agreements and arrangements described in this Annual Report on Form 10-K.

   These agreements were amended in August 1995 to update the definition of change in control and to increase the severance and bonus payment from two years to three years.

   Certain provisions of the federal tax law impose a 20 percent surcharge upon an executive of a corporation and deny federal income tax deductibility to the corporation as to a significant portion of the severance payments made to an executive because of a change in control, if such payments as a whole exceed three times his or her average annual base and incentive compensation for the most recent five years. The amounts estimated to be payable under the aforesaid agreements, if those agreements become effective, could be large enough to subject the executives to the surcharge and to deprive the Company of a deduction. The Company has agreed with each of the executives that, if a surcharge were assessed upon payment of the aforementioned severance benefits, it will provide "grossed up" reimbursement to the executive, including any tax payable on such additional amounts paid to him.

   If a change in control were to occur and the contingent employment agreements were to be breached by the Company within three years thereafter, the amount of cash that would be payable in respect of these amended agreements is estimated (as of July 1, 1997 based on fiscal 1997 salary and bonus and excluding any gross-up reimbursements for taxes) to be approximately: Mr. Bueche, $3.1 million; Mr. Fowler,

$2.3 million and Mr. Smith, $1.6 million. The merger of FTX into the Company does not constitute a change of control under these agreements. Mr. Smith's resignation from the Company will not result in any payment pursuant to the agreement between Mr. Smith and the Company.

Employment and Other Agreements

   On March 4, 1996, the Company and Mr. Bueche entered into an agreement which amended his employment agreement and which amended his agreement to provide consulting services to the Company following his retirement as Chairman of the Company. Pursuant to the employment agreement, as amended, Mr. Bueche is to serve as Chairman of the Company from July 1, 1997 through June 30, 1998 at a salary of $250,020 per annum. In addition, Mr. Bueche will be retained as a consultant for one year from the date of his retirement as Chairman for a total fee of $250,020.

   Mr. Smith and the Company entered into a letter agreement effective as of March 1, 1996 which provides that if Mr. Smith is terminated prior to February 28, 1999, he will be entitled to receive the sum of: two times his annualized salary as of the termination date and two times the highest annual bonus (annualized if he is employed for less than a complete bonus year) earned by him for one of the two consecutive complete bonus years ending immediately preceding the termination. "Termination" is defined generally in the letter agreement as the termination prior to February 28, 1999 of employment with the Company for any reason other than death, disability, cause or voluntary resignation.

   Certain of the Company's directors and executive officers entered into severance and other similar agreements in connection with the Vigoro merger. (See "Severance Plans" and "Non-Competition
Agreements," in Part III, Item 11, "Executive Compensation," of this Annual Report on Form 10-K for further detail.)

Management Compensation and Benefit Assurance Program

   The Board adopted a Management Compensation and Benefit Assurance Program (the Program) in October 1988 and amended this Program in August 1995. The purpose of the Program is to ensure that officers and key management personnel receive the compensation and benefits that have been committed to, and are reasonably expected by, them under the terms of certain benefit plans, including severance and benefits in the event of termination of employment after a change in control.

   Under the Program, trusts have been established with the Wachovia Bank of North Carolina, N.A. of Winston-Salem, North Carolina to ensure appropriate payment when due of commitments, awards and benefits under the Management Incentive Compensation Plan (including any deferred bonuses), the Supplemental Executive Retirement Plan, the 1988 Stock Option and Award Plan, the contingent employment agreements and gross-up arrangements referred to under the caption "Termination of Employment Arrangements." These trusts are minimally funded with operating funds of the Company, subject to full funding in the event that the Trustee is notified that a change in control has occurred or is about to occur.

   Assuming a change in control were to occur, distributions by the Trustee would be made only if an officer were involuntarily terminated without cause within three years after a change in control and/or only to the extent the Company were to fail to honor its commitments and subject to the claims of the Company's creditors and to the terms of the benefit plan involved. The annual cost to the Company to maintain the trusts is estimated to be $21,000. Full funding under the arrangements that could be required would depend on the Company's outstanding commitments subject to the Program from time to time.

   "Change in control" of the Company is defined to occur as of the first day that any one or more of the following conditions shall have been satisfied:

     (1) the acquisition by any individual entity or group (a Person), including any "person" within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act, of beneficial ownership within the meaning of Rule 13d-3 promulgated under the Exchange Act, of 15 percent or more of either (i) the then outstanding shares of common stock of the Company (the Outstanding Company Common Stock) or (ii) the combined voting power of the then outstanding securities of the Company entitled to vote generally in the election of directors (the Outstanding Company Voting Securities); excluding, however, the following: (A) any acquisition directly from the Company (excluding any acquisition resulting from the exercise of an exercise, conversion or exchange privilege unless the security being so exercised, converted or exchanged was acquired directly from the Company); (B) any acquisition by the Company; (C) any acquisition by an employee benefit plan (or related trust) sponsored or maintained by the Company or any corporation controlled by the Company; and (D) any acquisition by any corporation pursuant to a transaction which complies with clauses (i), (ii) and (iii) of subsection (3) of this definition;

     (2) individuals who, as of the date hereof, constitute the Board of Directors (the Incumbent Board) cease for any reason to constitute at least a majority of such Board; provided that any individual who becomes a director of the Company subsequent to the date hereof whose election, or nomination for election by the Company's stockholders, was approved by the vote of at least a majority of the directors then comprising the Incumbent Board shall be deemed a member of the Incumbent Board; and provided further, that any individual who was initially elected as a director of the Company as a result of an actual or threatened election contest, as such terms are used in Rule 14a-11 of Regulation 14A promulgated under the Exchange Act, or any other actual or threatened solicitation of proxies or consents by or on behalf of any Person other than the Board shall not be deemed a member of the Incumbent Board;

     (3) approval by the stockholders of the Company of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a Corporate Transaction); excluding, however, a Corporate Transaction pursuant to which (i) all or substantially all of the individuals or entities who are the beneficial owners, respectively, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities immediately prior to such Corporate Transaction will beneficially own, directly or indirectly, more than 60 percent of, respectively, the outstanding shares of common stock, and the combined voting power of the outstanding securities of such corporation entitled to vote generally in the election of directors, as the case may be, of the corporation resulting from such Corporate Transaction (including, without limitation, a corporation which as a result of such transaction owns the Company or all or substantially all of the Company's assets either directly or indirectly) in substantially the same proportions relative to each other as their ownership, immediately prior to such Corporate Transaction, of the Outstanding Company Common Stock and the Outstanding Company Voting Securities, as the case may be, (ii) no Person (other than: the Company; the corporation resulting from such Corporate Transaction; and any Person which beneficially owned, immediately prior to such Corporate Transaction, directly or indirectly, 25 percent or more of the Outstanding Company Common Stock or the Outstanding Voting Securities, as the case may be) will beneficially own, directly or indirectly, 25 percent or more of, respectively, the outstanding shares of common stock of the corporation resulting from such Corporate Transaction or the combined voting power of the outstanding securities of such corporation entitled to vote generally in the election of directors and (iii) individuals who were members of the Incumbent Board will constitute at least a majority of the members of the Board of Directors of the corporation resulting from such Corporate Transaction; or

     (4) approval by the stockholders of the Company of a plan of complete liquidation or dissolution of the Company.

     The merger of FTX into the Company does not constitute a change in control under the Program.

Severance Plans

   In connection with the March 1996 merger of Vigoro into a wholly-owned subsidiary of the Company (the Vigoro Merger), the Vigoro Board adopted and the Company assumed a Severance Plan (the Vigoro Severance Plan) applicable to 28 employees of Vigoro, including
Mr. Fowler, the current President and Chief Executive Officer of the Company, and Messrs. Huber and Van Patten, each of whom is currently a Senior Vice President of the Company. The Vigoro Severance Plan provides that a covered employee will receive "Severance Benefits" if the employee is terminated in circumstances that constitute a "Severance Event" and such employee executes a release of claims. Severance Benefits consist of an amount equal to the employee's then annualized base salary or, if greater, annualized base salary as of November 13, 1995 (Base Salary), plus an amount generally equal to the employee's highest annual bonus and other incentive payments received for any of the prior three years (Bonus Base), paid in 12 equal monthly installments plus unpaid salary and pro-rated bonus and earned but unused vacation. Eligible employees will also be entitled to continuation of benefits for the lesser of one year or until the employee finds new employment providing comparable benefits. A Severance Event occurs if within three years of November 13, 1995, an eligible employee's employment is terminated: (i) by the employer other than because such employee engaged in willful and intentional conduct which has caused demonstrable and serious injury to the Company, was convicted of or entered a plea of nolo contendere to any felony, was convicted of a criminal offense or entered a plea of nolo contendere to any offense involving dishonesty, breach of trust or moral turpitude, committed a breach of fiduciary duty involving personal profit or willfully refused to perform or was grossly negligent in the performance of his or her duties or responsibilities (unless significantly changed without the consent of the employee) (collectively, Cause); (ii) by such employee within 90 days after such employee has or should have knowledge that his or her Base Salary was not maintained in accordance with prior levels, he or she is not included on a comparable basis with similar employees in bonus plans or stock option or similar plans or he or she is not included on a comparable basis with similar employees in benefit plans or vacation or other perquisite plans (collectively, Good Reason); or (iii) by such employee on or after the date such employee has reached the age of 60. A covered employee is not entitled to Severance Benefits if the employee terminates his or her employment other than in circumstances constituting a Severance Event or the employee's employment is terminated as a result of the death or disability of the employee. Other than as described above, no Named Executive Officer is eligible to receive Severance Benefits under the Vigoro Severance Plan.

Non-Competition Agreements

   Upon consummation of the Vigoro merger, the Company entered into Non-Competition Agreements (the Non-Competition Agreements) with a total of 14 officers and key employees of Vigoro, including
Messrs. Fowler, Huber and Van Patten, and with nine key employees of the Company which provide that such employees will not compete with the Company or any of its affiliates for specified periods following the termination of their employment with Vigoro or its subsidiaries because of a Severance Event (as defined under the caption "Severance Plans") and will receive scheduled payments in equal monthly installments during the period of non-competition. Employees entering into Non-Competition Agreements will agree not to compete (i) for a period of three years if a Severance Event occurs on or before the first anniversary of the Effective Time; (ii) for two years if a Severance Event occurs after the first anniversary and on or before the second anniversary of the Effective Time; and (iii) for one year if a Severance Event occurs after the second anniversary and on or before the third anniversary of the Effective Time (the Non-Competition Periods). During the Non-Competition Periods, certain employees of the Company will be prohibited from rendering employment or consulting services to any business enterprise in North America in a capacity in which such employee will directly supervise a business which is directly competitive with the business which the employee supervised during the one-year period preceding the Severance Event. The maximum aggregate payments under the Non-Competition Agreements payable to Messrs. Fowler, Huber and Van Patten are $1,580,000, $920,000 and $772,000, respectively. Other than as described above, no Named Executive Officer is a party to a Non-Competition Agreement.

Compensation Committee Interlocks and Insider Participation

    Robert E. Fowler, Jr., the President and Chief Executive Officer of the Company, is the Chairman of the Compensation Committee of the Board of Directors of Anixter International, Inc. Rod F. Dammeyer is the Chief Executive Officer of Anixter International, Inc. and is on the Compensation Committee of the Board of Directors of the Company.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

BENEFICIAL OWNERSHIP OF COMMON STOCK

Ownership of Common Stock by Directors and Executive Officers

   The following table shows the number of shares of the common stock that are owned beneficially, as of August 29, 1997, by (i) each director, (ii) each executive officer named in the Summary Compensation Table and (iii) the directors, all such executive officers and all other executive officers as a group (18 persons), with sole voting and investment power unless otherwise indicated.

                                                 Number of Shares
                                                 Owned Beneficially
               Name                              as of 8/29/97(1)(2)
----------------------------------------------------------------------
Wendell F. Bueche                              331,980(3)(4)
Raymond F. Bentele                                  9,000(5)
Rod F. Dammeyer                                 17,000(5)(6)
James M. Davidson                                   8,000(5)
Robert E. Fowler, Jr.                          587,328(3)(6)
Harold H. MacKay                                21,600(5)(6)
David B. Mathis                                     8,000(5)
Thomas H. Roberts, Jr.                             25,000(5)
Joseph P. Sullivan                             698,675(5)(6)
Richard L. Thomas                                   6,000(5)
Billie B. Turner                                   61,906(5)
Brian J. Smith                                     48,239(3)
John U. Huber                                236,691(3)(6)(7)
Robert M. Van Patten                         296,850(3)(6)(8)
Directors and all executive officers as a group 2,568,262(3)(5)(6)
---------------------------------------------------------------------

(1) Beneficial ownership of the common stock is based on information furnished or confirmed by each director or executive officer described above.

(2) No individual director or executive officer is a beneficial owner of more than one percent of the outstanding shares of common stock. Directors and the executive officers described above as a group beneficially own an aggregate of approximately 2.8 percent of the outstanding shares of common stock.

(3) Includes shares of common stock currently purchasable or purchasable within 60 days of August 29, 1997 through the exercise of options granted under the 1988 Stock Option and Award Plan, as amended and restated, as follows: Mr. Bueche, 272,500 shares;
     Mr. Fowler, 17,666 shares; Mr. Smith, 22,166 shares; Mr. Huber,
     7,000 shares; Mr. Van Patten, 6,333 shares; and directors and all executive officers as a group, 496,971 shares.

(4)  Includes 1,600 shares of common stock held by the Nancy Bird
     Jacobson Trust dated March 27, 1974 (the Trust). Mr. Bueche disclaims beneficial ownership of the 1,600 shares of common stock held by the Trust.

(5) Includes shares of common stock purchasable within 60 days of August 29, 1997 through the exercise of options granted to non-employee directors under the 1994 Stock Option Plan for Non-Employee Directors, as follows: Mr. Bentele, 8,000 shares;
     Mr. Dammeyer, 4,000 shares; Dr. Davidson, 6,000 shares;
     Mr. MacKay, 4,000 shares; Mr. Mathis, 6,000 shares; Mr. Roberts,
     8,000 shares; Mr. Sullivan, 4,000 shares; Mr. Thomas, 4,000 shares; and Mr. Turner, 8,000 shares.

(6) Includes shares of common stock currently purchasable or purchasable within 60 days of August 29, 1997 through the exercise of options granted under The Vigoro Corporation 1991 Stock Option
     Plan, as amended, as follows: Mr. Dammeyer, 8,000 shares;
     Mr. Fowler, 550,190 shares; Mr. Huber, 64,104 shares; Mr. MacKay,
     16,000 shares; Mr. Sullivan, 261,000 shares; Mr. Van Patten,
     40,517 shares; and directors and the executive officers described above as a group, 939,811 shares.

(7)  Includes 155,000 shares held by the John and Janice Huber Family
     Limited Partnership, an Illinois limited partnership (the Huber
     Partnership). Mr. Huber and his wife are the sole general partners of the Huber Partnership. Mr. Huber disclaims beneficial ownership of any of the 155,000 shares of common stock owned by the Huber Partnership except to the extent of his ownership interest in the Huber Partnership.

(8)  Includes 250,000 shares held by the Robert and Susan Van Patten
     Family Limited Partnership, an Illinois limited partnership (the
     Van Patten Partnership). Mr. Van Patten and his wife are the sole general partners of the Van Patten Partnership. Mr. Van Patten disclaims beneficial ownership of any of the 250,000 shares of common stock owned by the Van Patten Partnership except to the extent of his ownership interest in the Van Patten Partnership.

Ownership of Common Stock by Others

     The Company believes that, as of August 29, 1997, based on filings with the Securities and Exchange Commission (the SEC), only the following named institutions are the beneficial owners of more than five percent of the outstanding common stock.

                                                           Percent
                                              Shares         of
  Name and Address of Beneficial Owner     Beneficially Outstanding
                                              Owned        Common
                                                           Stock
Wellington Management Company, L.L.P. (1)     10,102,025      10.97%
  75 State Street
  Boston, Massachusetts   02109
Neuberger & Berman, L.L.C. (2)                 6,678,834       7.25%
  605 Third Avenue
  New York, New York   10158-3698
Eagle-GVI One L.L.C. (3)                       6,510,286       7.07%
  Two North Riverside Plaza, Suite 1100
  Chicago, Illinois   60606
MacKay Shields Financial Corporation (4)       5,041,640       5.47%
  9 West 57th Street
  New York, New York   10019


(1) Wellington Management Company, L.L.P. is a parent holding company which files one Schedule 13G to report beneficial ownership of common stock by all of its affiliates. Includes shares as to which Wellington Management Company, L.L.P. has or shares investment and voting power as follows: shared voting power, 2,640,100 shares and shared investment power, 10,102,025 shares.

(2) Neuberger & Berman, L.L.C. is an investment adviser registered under the Investment Advisers Act of 1940 (the Advisers Act) and has or shares investment and voting power as follows: sole voting power, 1,706,136 shares; shared voting power, 3,870,400 shares and shared investment power, 6,678,834 shares.

(3) Eagle-One GVI L.L.C. has sole investment and voting power with respect to the common stock reported.

(4) MacKay-Shields Financial Corporation is an investment adviser registered under Section 203 of the Advisers Act and has or shares investment and voting power as follows: shared voting power, 5,041,640 shares and shared investment power, 5,041,640 shares.

    The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions.

TRANSACTIONS WITH PRINCIPAL STOCKHOLDERS, DIRECTORS AND EXECUTIVE
OFFICERS

   The Company, Great American Management and Investment, Inc. (GAMI) and certain former stockholders of Vigoro (including Rod F. Dammeyer, a Director) entered into a Registration Rights Agreement (the Registration Rights Agreement) in connection with the Vigoro merger.
On May 8, 1996, pursuant to such Registration Rights Agreement, GAMI requested that the Company register the shares of common stock held by

GVI Holdings, Inc., a wholly owned subsidiary of GAMI. On July 2, 1996, the Company effected such registration.

   The Registration Rights Agreement provides that GAMI will cause any affiliate or associate of GAMI to resign as a director of the Company if GAMI's direct or indirect ownership of common stock is reduced below
3.5 percent of the outstanding shares of common stock.

   Certain of the Company's directors and executive officers entered into severance and other similar agreements in connection with the Vigoro merger. (See "Severance Plans" and "Non-Competition Agreements," in Part III, Item 11, "Executive Compensation," of this Annual Report on Form 10-K for further detail.)


PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
K.

(a) (1)   Consolidated financial statements filed as part of this
report are listed under Part II, Item 8 of this   Annual Report on Form
10-K.

(a) (2)   All schedules for which provision is made in the applicable accounting regulations of the Securities and
     Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a) (3)   The exhibits listed in the following index have previously been filed with the Securities and Exchange
     Commission or are being filed as part of this report.

                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission

3.1    Restated Certificate of       Company's Report on
       Incorporation, as amended     Form 8-K dated
                                     November 1, 1994

3.2    Certificate of Amendment to                         X
       Restated Certificate of
       Incorporation, dated October
       20, 1994

3.3    Certificate of Amendment to   Exhibit 3.2 to the
       Restated Certificate of       Company's
       Incorporation, dated October  Registration
       23, 1995                      Statement on Form 8-
                                     A/A-1 dated January
                                     12, 1996

3.4    Certificate of Amendment to                         X
       Restated Certificate of
       Incorporation, dated March
       1, 1996

3.5 By-Laws, amended as of March Exhibit 4.4 to the 4, 1996, and as currently in Company's Post-
       effect                        Effective Amendment
                                     No. 1 on Form S-8
                                     to Form S-4,
                                     (No. 333-0439)

3.6    Rights Agreement dated June   Company's Report on
       21, 1989, amended as of       Form 8-A/A dated
       August 17, 1995, with The     September 7, 1995.
       First National Bank of
       Chicago (including the
       Shareholder Rights Plan).

4.1    Indenture dated as of         Exhibit 4.4 to the
       December 1, 1991 between the  Company's Form SE
       Registrant and The Bank of    filed on December
       New York, as Trustee,         3, 1991
       relating to $100,000,000
       aggregate principal amount
       of 9.45% Senior Debentures
       due 2011

4.2    Indenture, dated as of June   Exhibit 4.7 to the
       15, 1993, between IMC Global  Company's
       Inc. and NationsBank of       Registration
       Georgia, National             Statement on Form S-
       Association, as Trustee       4, (No. 33-49795)
       relating to the issuance of
       10 1/8% Senior Notes due
       2001 and 10 1/8% Series B
       Senior Notes due 2001 and
       10 3/4% Senior Notes Due
       2003 and 10 3/4% Series B
       Senior Notes Due 2003

4.3    First Supplemental            Exhibit 4.9 to the
       Indenture, dated as of        1996 Annual Report
       September 5, 1996, between    on Form 10-K
       IMC Global Inc. and The Bank
       Of New York, as successor
       trustee to NationsBank of
       Georgia, which amends and
       supplements the Indenture
       dated as of June 15, 1993,
       between IMC Global Inc. and
       the trustee relating to the
       issuance of 10 1/8% Senior
       Notes due 2001 and 10 1/8 %
       Series B Senior Notes due
       2001

4.4    Second Supplemental                                 X
       Indenture, dated as of May
       8, 1997, between IMC Global
       Inc. and The Bank of New
       York, as successor trustee
       to NationsBank of Georgia,
       which amends and supplements
       the Indenture dated as of
       June 15, 1993, between IMC
       Global Inc. and the trustee
       relating to the issuance of
       10 3/4% Senior Notes due
       2003 and 10 3/4% Series B
       Senior Notes due 2003

4.5    Indenture dated as of         Exhibit 4.1 to the
       October 1, 1993, between IMC  Company's Report on
       Global Inc. and The Bank of   Form 8-K dated
       New York, as successor        October 12, 1993
       trustee to NationsBank of
       Georgia, relating to the
       issuance of a series of
       Senior Debt Securities known
       as the 9 1/4% Senior Notes
       due 2000

4.6    First Supplemental            Exhibit 4.1 to the
       Indenture, dated as of        Company's Report on
       October 1, 1993, between IMC  Form 8-K dated
       Global Inc. and NationsBank   October 12, 1993
       of Georgia, National
       Association, as Trustee
       relating to the issuance of
       a series of Senior Debt
       Securities known as the 9
       1/4% Senior Notes due 2000

4.7    Second Supplemental           Exhibit 4.10 to the
       Indenture, dated as of        1996 Annual Report
       September 3, 1996, between    on Form 10-K
       IMC Global Inc. and The Bank
       Of New York, as successor
       trustee to NationsBank of
       Georgia, which amends and
       supplements the Indenture
       dated as of October 1, 1993,
       between IMC Global Inc. and
       the trustee and the
       Supplemental Indenture dated
       as of October 1, 1993
       between IMC Global Inc. and
       the trustee, relating to the
       issuance of a series of
       Senior Debt Securities known
       as the 9 1/4% Senior Notes
       due 2000.

4.8    Indenture, dated as of July   Exhibit 4.1 to the
       17, 1997, between IMC Global  Company's Report on
       Inc. and The Bank of New      Form 8-K dated July
       York, relating to the         23, 1997
       issuance of 6 7/8% Senior
       Notes due 2007

10.1   Intercorporate Agreement      Exhibit 10.1 to the
       dated as of July 1, 1987, by  Company's
       and between Mallinckrodt and  Registration
       IMC Global Operations Inc.    Statement on Form S-
       with Exhibits                 1, (Amendment No.
                                     2),
                                     (No. 33-17091)

10.2   Supply agreements (Included   Exhibit 10.1 to the
       in Exhibit 10.1)              Company's
                                     Registration
                                     Statement on Form S-
                                     1, (No. 33-17091)

10.3   Agreement dated June 27,      Exhibit 10.6 to the
       1985, supplementing,          Company's
       amending and continuing       Registration
       Potash Resource Payment       Statement on Form S-
       Agreement dated October 15,   1, (Amendment No.
       1979, between Mallinckrodt    2),
       and the Province of           (No. 33-22914)
       Saskatchewan

10.4   Mining and Processing         Exhibit 10.7 to the
       Agreement dated January 31,   Company's
       1978, between Potash          Registration
       Corporation of Saskatchewan   Statement on Form S-
       Inc. and International        1, (No. 33-17091)
       Minerals & Chemical (Canada)
       Global Limited

10.5*  Management Incentive          Exhibit 10.17 to
       Compensation Program, as      the Company's
       amended through July 1, 1996  Registration
                                     Statement on Form S-
                                     1, (No. 33-17091)

10.6 * Amendment to Management                             X
       Incentive Compensation
       Program

10.7*  1996 Long-Term Performance    Exhibit 10.77 to
       Incentive Plan                the Company's
                                     September 30, 1996
                                     Form 10-Q

10.8*  1988 Stock Option & Award                           X
       Plan, as amended and
       restated

10.9*  1994 Stock Option Plan for    Exhibit 4(a) to the
       Non-Employee Directors        Company's
                                     Registration
                                     Statement on Form S-
                                     8, (No. 33-56911)

10.10* Retirement Plan for Salaried  Exhibit 10.9 to the
       Employees, as amended         1995 Annual Report
       through November 1, 1994,     on Form 10-K
       and as currently in effect

10.11* Supplemental Benefit Plan     Exhibit 10.12 to
                                     the Company's
                                     Registration
                                     Statement on Form S-
                                     1, (No. 33-17091)

10.12* Supplemental Executive        Exhibit 10.7 to the
       Retirement Plan, as amended   Company's
       through June 30, 1992, and    Registration
       as currently in effect        Statement on Form S-
                                     1, (No. 33-17091)

10.13* Investment Plan for Salaried  Exhibit 10.12 to
       Employees, as amended         the 1995 Annual
       through July 1, 1994, and as Report on Form 10-K currently in effect

10.14* Management Compensation and                         X
       Benefit Assurance Program,
       as amended through
       August 17, 1995

10.15* Form of Trust Agreement with  Exhibit 10.33 to
       Wachovia Bank & Trust Co.,    the 1992 Annual
       N.A., as amended through      Report on Form 10-K
       August 15, 1991

10.16* Form of Contingent            Exhibit 10.18 to
       Employment Agreement dated    the 1995 Annual
       September 1, 1995, with       Report on Form 10-K
       Officers of Corporation

10.17* Form of  "Gross Up"           Exhibit 10.20 to
       Agreement dated September 1,  the 1995 Annual
       1995, with Officers of        Report on Form 10-K
       Corporation, as amended

10.18* Directors' Retirement         Exhibit 10.54 to
       Service Plan Effective July   the 1992 Annual
       1, 1989                       Report on Form 10-K

10.19* Amendment Number 2 to         Exhibit 10.44 to
       Investment Plan for Salaried  the Company's
       Employees effective March 1,  Registration
       1988 and restated effective   Statement on Form S-
       January 1, 1992               4, (No. 33-49795)

10.20* First Amendment, dated July   Exhibit 10.45 to
       2, 1991, to form of           the Company's
       Contingent Employment         Registration
       Agreement with Officers of    Statement on Form S-
       Corporation                   4, (No. 33-49795)

10.21* Amendment, dated July 2,      Exhibit 10.46 to
       1991, to Form of "Gross Up"   the Company's
       Agreement with Officers of    Registration
       Corporation                   Statement on Form S-
                                     4, (No. 33-49795)

10.22* Consulting Agreement, dated   Exhibit 10.48 to
       July 19, 1993, between        the Company's
       Wendell F. Bueche and IMC     Registration
       Global Inc.                   Statement on Form S-
                                     4, (No. 33-49795)

10.23* Amendment and Extension       Exhibit 10.49 to
       Agreement, dated as of June   the 1995 Annual
       15, 1995, to Employment       Report on Form 10-K
       Agreement dated as of April
       15, 1993 and Consulting
       Agreement dated as of July
       19, 1993, between Wendell F.
       Bueche and IMC Global Inc.

10.24* Non-competition Agreement     Exhibit 10.71 to
       dated as of March 1, 1996     the 1996 Annual
       between IMC Global Inc., IMC  Report on Form 10-K
       Global Operations Inc. and
       C. Steven Hoffman

10.25* Non-competition Agreement     Exhibit 10.72 to
       dated as of February 29,      the 1996 Annual
       1996 between IMC Global Inc. Report on Form 10-K and Robert E. Fowler, Jr.

10.26* Non-competition Agreement                           X
       dated as of March 1, 1996
       between IMC Global Inc. and
       John U. Huber

10.27* Non-competition Agreement                           X
       dated as of March 1, 1996
       between IMC Global Inc. and
       Robert M. Van Patten

10.28* Transition Bonus Agreement    Exhibit 10.73 to
       dated as of March 1, 1996     the 1996 Annual
       between IMC Global Inc., IMC  Report on Form 10-K
       Global Operations Inc. and
       Marschall I. Smith

10.29* The Vigoro Corporation        Exhibit 10.74 to
       Severance Plan, as amended    the 1996 Annual
                                     Report on Form 10-K

10.30* The IMC Global Inc.           Exhibit 10.75 to
       Severance Plan                the 1996 Annual
                                     Report on Form 10-K

10.31* Letter Agreement dated March  Exhibit 10.76 to
       5, 1996, between the Company  the 1996 Annual
       and Brian J. Smith            Report on Form 10-K

10.32  Suspension Agreement          Exhibit 10.17 to
       concerning Potassium          the Company's
       Chloride from Canada among    Registration
       the U.S. Department of        Statement on Form S-
       Commerce and the signatory    1, (No. 33-17091)
       purchasers/exporters of
       potassium chloride from
       Canada dated January 7, 1988

10.33  Settlement Agreement dated    Exhibit 10.18 to
       as of November 3, 1987, by    the Company's
       and among the Board of        Registration
       Trustees of the Internal      Statement on Form S-
       Improvement Trust Fund of     1, (No. 33-17091)
       the State of Florida, the
       Department of Natural
       Resources of the State of
       Florida and Mallinckrodt

10.34  Sulphur Joint Operating       Exhibit 10.40 to
       Agreement dated as of May 1,  the 1990 Annual
       1988, among Freeport-McMoRan  Report on Form 10-K
       Resource Partners, IMC
       Global Operations Inc. and
       Felmont Oil Corporation

10.35  Oil/Gas Operating Agreement   Exhibit 10.41 to
       dated as of June 5, 1990,     the 1990 Annual
       among Freeport-McMoRan        Report on Form 10-K
       Resource Partners, IMC
       Global Operations Inc. and
       Felmont Oil Corporation

10.36  Agreement in Principle dated  Exhibit 10.43 to
       September 7, 1990, with       the 1990 Annual
       Mallinckrodt                  Report on Form 10-K

10.37  Agreement dated as of         Exhibit 10.44 to
       September 12, 1990, with      the 1990 Annual
       Mallinckrodt                  Report on Form 10-K

10.38  Memorandum of Agreement as    Exhibit 10.51 to
       of December 21, 1990,         the 1991 Annual
       amending Mining and           Report on Form 10-K
       Processing Agreement of
       January 31, 1978, between
       Potash Corporation of
       Saskatchewan Inc. and
       International Minerals &
       Chemical (Canada) Global
       Limited

10.39  Division of Proceeds          Exhibit 10.52 to
       Agreement dated December 21,  the 1991 Annual
       1990, between Potash          Report on Form 10-K
       Corporation of Saskatchewan
       Inc. and International
       Minerals & Chemical (Canada)
       Global Limited

10.40  Contribution Agreement dated  Exhibit 10.55 to
       April 5, 1993 between         the Company's March
       Freeport-McMoRan Resource     31, 1993 Form 10-
       Partners, Limited             Q/A (Amendment No.
       Partnership and IMC Global    1) filed on May 19,
       Operations Inc.               1993

10.41  Form of Partnership           Exhibit 10.29 to
       Agreement, dated as of July   the 1995 Annual
       1, 1993, as further amended   Report on Form 10-K
       and restated as of May 26,
       1995, between IMC-Agrico GP
       Company, Agrico Limited
       Partnership and IMC-Agrico
       MP Inc., including
       definitions

10.42  Form of Parent Agreement,     Exhibit 10.30 to
       dated as of July 1, 1993, as the 1995 Annual further amended and restated Report on Form 10-K as of May 26, 1995, between IMC Global Operations Inc.,
       Freeport-McMoRan Resource
       Partners, Limited
       Partnership, Freeport-
       McMoRan Inc. and IMC-Agrico
       Company

10.43  Amendment, Waiver and         Exhibit 10.31 to
       Consent, dated May 26, 1995,  the 1995 Annual
       among IMC Global Inc.; IMC    Report on Form 10-K
       Global Operations Inc.; IMC-
       Agrico GP Company; IMC-
       Agrico MP, Inc.; IMC-Agrico
       Company; Freeport-McMoRan
       Inc.; Freeport-McMoRan
       Resource Partners, Limited
       Partnership; and Agrico,
       Limited Partnership

10.44  Agreement and Plan of         Exhibit 10.32 to
       Complete Liquidation and      the 1995 Annual
       Dissolution, dated May 26,    Report on Form 10-K
       1995, among IMC Global
       Operations Inc., IMC-Agrico
       GP Company, and IMC-Agrico
       MP, Inc.

10.45  Sterlington Settlement        Exhibit 10.58 to
       Agreement between IMC Global  the Company's March
       Inc., ANGUS Chemical Company  31, 1993 Form 10-
       and Industrial Risk Insurers  Q/A (Amendment No.
       dated April 1, 1993           1) filed on May 19,
                                     1993

10.46  First Amendment to            Exhibit 10.59 to
       Contribution Agreement,       the Company's
       dated as of July 1, 1993,     Report on Form 8-K
       between Freeport-McMoRan      dated July 16, 1993
       Resource Partners, Limited
       Partnership and IMC Global
       Operations Inc.

10.47  Loan Agreement, dated as of   Exhibit 10.64 to
       December 1, 1991, between     the Company's
       IMC Global Operations Inc.    Registration
       and the Polk County           Statement on Form S-
       Industrial Development        4, (No. 33-49795)
       Authority (Florida)


10.48  Amended and Restated          Exhibit 10.65 to
       Unconditional Guaranty,       the Company's
       dated as of December 1, 1991  Registration
       of IMC Global Inc. with       Statement on Form S-
       respect to Polk County        4, (No. 33-49795)
       Industrial Development
       Authority (Florida)
       Industrial Development
       Revenue Bonds (IMC Global
       Operations Inc. Project)
       1991 Tax-Exempt Series A and
       1992 Tax-Exempt Series A

10.49  Supplemental Loan Agreement,  Exhibit 10.66 to
       dated as of January 1, 1992,  the Company's
       between IMC Global            Registration
       Operations Inc. and the Polk  Statement on Form S-
       County Industrial             4, (No. 33-49795)
       Development Authority
       (Florida)

10.50  Second Supplemental Loan      Exhibit 10.67 to
       Agreement, dated as of June   the Company's
       30, 1993, between IMC Global  Registration
       Operations Inc. and the Polk  Statement on Form S-
       County Industrial             4, (No. 33-49795)
       Development Authority
       (Florida)

10.51  Amendment to Guaranty, dated  Exhibit 10.68 to
       June 30, 1993, with respect   the Company's
       to Polk County Industrial     Registration
       Development Authority         Statement on Form S-
       (Florida) Industrial          4, (No. 33-49795)
       Development Revenue Bonds
       (IMC Global Operations Inc.
       Project) 1991 Tax-Exempt
       Series A and 1992 Tax-Exempt
       Series A

10.52  Indenture of Trust, dated as  Exhibit 10.69 to
       of December 1, 1991, between  the Company's
       Polk County Industrial        Registration
       Development Authority (the    Statement on Form S-
       "Authority") and The Bank of  4, (No. 33-49795)
       New York, as Trustee (the
       "IRB Trustee") relating to
       the Industrial Development
       Revenue Bonds (IMC Global
       Operations Inc. Project)
       1991 Tax-Exempt Series A
       (the "Series 1991 Bonds")

10.53  Supplemental Indenture of     Exhibit 10.70 to
       Trust, dated as of January    the Company's
       1, 1992, between the          Registration
       Authority and the IRB         Statement on Form S-
       Trustee, relating to the      4, (No. 33-49795)
       Industrial Development
       Revenue Bonds (IMC Global
       Operations Inc. Project)
       1992 Tax-Exempt Series A
       (the "Series 1992 Bonds")

10.54  Second Supplemental           Exhibit 10.71 to
       Indenture of Trust, dated as  the Company's
       of June 30, 1993, between     Registration
       the Authority and the IRB     Statement on Form S-
       Trustee, relating to the      4, (No. 33-49795)
       Series 1991 Bonds and the
       Series 1992 Bonds

10.55  Amendment No. 1, dated as of  Exhibit 10.53 to
       June 24, 1994 to Credit       the 1995 Annual
       Agreement, dated as of        Report on Form 10-K
       February 9, 1994 between
       IMC-Agrico Company,
       NationsBank of Georgia and
       the Banks Listed Therein

10.56  Amendment No. 2, dated as of  Exhibit 10.54 to
       February 25, 1995 to Credit   the 1995 Annual
       Agreement, dated as of        Report on Form 10-K
       February 9, 1994 between
       IMC-Agrico Company,
       NationsBank of Georgia and
       the Banks Listed Therein

10.57  Credit Agreement, dated as    Exhibit 99.1 to the
       of February 9, 1994, between  Company's
       IMC-Agrico Company,           Registration
       NationsBank of Georgia, and   Statement on Form
       the Banks Listed Therein      S-3, (Amendment No.
                                     1)
                                     (No. 33-52377)

10.58  Letter Agreement, dated as                          X
       of October 30, 1996,
       relating to Credit
       Agreement, dated as of
       February 9, 1994, between
       IMC-Agrico Company,
       NationsBank of Georgia, and
       the Banks Listed Therein

10.59  Agreement Under the Parent    Exhibit 10.63 to
       Agreement, dated as of        the Company's
       January 23, 1996, among IMC   December 31, 1995
       Global Inc.; IMC Global       Form 10-Q
       Operations Inc.; Freeport-
       McMoRan Resource Partners,
       Limited Partnership;
       Freeport-McMoRan Inc.; and
       IMC-Agrico Company, a
       Delaware general partnership

10.60  Amendment and Agreement       Exhibit 10.64 to
       Under the Partnership         the Company's
       Agreement, dated as of        December 31, 1995
       January 23, 1996, by and      Form 10-Q
       among IMC-Agrico GP Company;
       Agrico, Limited Partnership;
       IMC-Agrico MP, Inc.; IMC
       Global Operations Inc. and
       IMC-Agrico Company

10.61  Credit Agreement, dated as    Exhibit 10.65 to
       of February 28, 1996, among   the Company's
       IMC Global Inc., IMC Global   Report on Form 8-K
       Operations Inc.,              dated March 15,
       International Minerals &      1996
       Chemical (Canada) Global
       Limited, Kalium Canada Ltd.,
       Central Canada Potash, Inc.
       and the Banks Listed Therein

10.62  Amendment No. 1 to Credit                           X
       Agreement, dated as of
       February 28, 1996, among IMC
       Global Inc., IMC Global
       Operations Inc.,
       International Minerals &
       Chemical (Canada) Global
       Limited, Kalium Canada Ltd.,
       Central Canada Potash, Inc.
       and the Banks Listed Therein

10.63  Second Amended and Restated   Exhibit 10.66 to
       Note Purchase Agreement,      the Company's
       dated as of February 28,      Report on Form 8-K
       1996, to the Amended and      dated March 15,
       Restated Note Purchase and    1996
       Private Shelf Agreement
       dated as of December 22,
       1994, among IMC Global Inc.,
       The Vigoro Corporation and
       The Prudential Insurance
       Company of America

10.64  Amendment No. 1, dated                              X
       September 30, 1996, to
       Second Amended and Restated
       Note Purchase Agreement,
       dated as of February 28,
       1996, to the Amended and
       Restated Note Purchase and
       Private Shelf Agreement
       dated as of December 22,
       1994, among IMC Global Inc.,
       The Vigoro Corporation and
       The Prudential Insurance
       Company of America

10.65  Second Amended and Restated   Exhibit 10.67 to
       Note Purchase Agreement,      the Company's
       dated as of February 28,      Report on Form 8-K
       1996, to the Amended and      dated March 15,
       Restated Note Purchase and    1996
       Private Shelf Agreement
       dated as of December 22,
       1994, between Kalium Canada,
       Ltd. and The Prudential
       Insurance Company of America

10.66  Amended and Restated Credit                         X
       Agreement, dated as of
       October 23, 1996 between
       IMC-Agrico Company as
       Borrower and NationsBank,
       N.A. as Lender U.S.
       $50,000,000

10.67  Second Amended and Restated                         X
       Party Guaranty, dated as of
       February 28, 1996 by IMC
       Global Inc. and The Vigoro
       Corporation, a Delaware
       corporation, in favor of The
       Prudential Insurance Company
       of America

10.68  Third Amendment dated as of                         X
       August 1, 1995 to the Credit
       Agreement, by and among
       IMC-Agrico Company, a
       Delaware general
       partnership, the Banks
       identified therein, and
       NationsBank, N.A. (successor
       in interest to NationsBank
       of North Carolina, N.A., as
       Agent)

10.69  Fourth Amendment and Waiver                         X
       Agreement dated as of May
       14, 1996 to the Credit
       Agreement, by and among
       IMC-Agrico Company, a
       Delaware general
       partnership, the Banks
       identified therein, and
       NationsBank, N.A. (successor
       in interest to NationsBank,
       N.A. and NationsBank of
       North Carolina, N.A., as
       Agent)

10.70  Fifth Amendment dated as of                         X
       February 4, 1997 to the
       Credit Agreement, by and
       among IMC-Agrico Company, a
       Delaware general
       partnership, the Banks
       identified therein, and
       NationsBank, N.A. (successor
       in interest to NationsBank,
       N.A. and NationsBank of
       North Carolina, N.A., as
       Agent)

10.71  Sixth Amendment, Consent and                        X
       Waiver dated as of May, 1997
       to the Credit Agreement, by
       and among IMC-Agrico
       Company, a Delaware general
       partnership, the Banks
       identified therein, and
       NationsBank, N.A. (successor
       in interest to NationsBank,
       N.A. and NationsBank of
       North Carolina, N.A., as
       Agent)

10.72  Transfer and Administration                         X
       Agreement, dated as of June
       27, 1997, among IMC-Agrico
       Receivables Company L.L.C.,
       IMC-Agrico Company and
       Enterprise Funding
       Corporation, a Delaware
       corporation

10.73  Receivables Purchase                                X
       Agreement between IMC-Agrico
       Company as Seller and
       IMC-Agrico Receivables
       Company L.L.C. as Purchaser,
       dated as of June 27, 1997

10.74  Registration Rights           Exhibit 99.6 to the
       Agreement dated as of March   Company's March
       1, 1996 among IMC Global      31,1996 Form 10-Q
       Inc. and certain former
       stockholders of The Vigoro
       Corporation

11.1   Fully diluted earnings per
       share for the years ended                           X
       June 30, 1997, 1996 and 1995

12     Ratio of Earnings to Fixed                          X
       Charges

13.1   Report of Arthur Andersen                           X
       LLP

21.1   Subsidiaries of the                                 X
       Registrant

23.1   Consent of Ernst & Young LLP                        X

23.2   Consent of Arthur Andersen                          X
       LLP

24     Power of Attorney                                   X

27.1   Financial Data Schedule                             X

*  Denotes management contract or compensatory plan.

(b)    REPORTS ON FORM 8-K

       During the fourth quarter and through the date of this filing, the following reports were filed:

       A report under Item 8 Dated June 24, 1997
       A report under Item 5 Dated July 17, 1997
       A report under Item 5 Dated July 28, 1997
       A report under Item 5 Dated August 28, 1997

(c)    EXHIBITS

       See exhibit index listed at Item 14(a)(3) hereof.

(d) Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually or in the aggregate significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

               INDEX TO FINANCIAL STATEMENTS, SUPPLEMENTARY DATA
                       AND FINANCIAL STATEMENT SCHEDULES


                                                               Page References

Consolidated Balance Sheet at June 30, 1997 and 1996                   33

For the years ended June 30, 1997, 1996, and 1995:

    Consolidated Statement of Earnings                                 32
    Consolidated Statement of Cash Flows                               34
    Consolidated Statement of Changes in Stockholders' Equity          35

Notes to Consolidated Financial Statements                             36-54

Supplementary Financial Information - Quarterly Results (Unaudited)    55


--------------------


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

                                  IMC GLOBAL INC.
                                    (Registrant)


                              ------------------------------------
                                       Robert E. Fowler, Jr.
                              Chief Executive Officer and President

Date:  September 24,1997

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature               Title                      Date
----------------------------------------------------------------------

--------------------   Chief Executive Officer      September 24, 1997
Robert E. Fowler, Jr.  (principal executive
                       officer), President
                       (principal operating
                       officer) and Director

--------------------   Chief Financial Officer      September 24, 1997
Brian J. Smith         (principal financial officer),

--------------------   Controller (principal        September 24, 1997
Anne M. Scavone        accounting officer)

       *               Chairman and Director        September 24, 1997
--------------------
Wendell F. Bueche

       *               Director                     September 24, 1997
--------------------
Raymond F. Bentele

       *               Director                     September 24, 1997
--------------------
Rod F. Dammeyer

       *               Director                     September 24, 1997
--------------------
Dr. James M. Davidson

       *               Director                     September 24, 1997
--------------------
Harold H. MacKay

       *               Director                     September 24, 1997
--------------------
David B. Mathis

       *               Director                     September 24, 1997
--------------------
Thomas H. Roberts, Jr.

       *               Director                     September 24, 1997
--------------------
Joseph P. Sullivan

       *               Director                     September 24, 1997
--------------------
Richard L. Thomas

       *               Director                     September 24, 1997
--------------------
Billie B. Turner

*  By:
        ----------------------------------
        Marschall I. Smith
        Attorney in fact