Form 10-Q
period 1997-09-30
IMC GLOBAL INC
filed 1997-11-14
CIK 820626

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

             For the quarterly period ended September 30, 1997

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 91,662,523 shares, excluding 10,265,430 treasury shares as of November 11, 1997.




  ------------------------------------------------------------------
----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The accompanying interim condensed consolidated financial statements of IMC Global Inc. (the Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's 1997 Annual Report on Form 10-K, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the following Notes to Condensed Consolidated Financial Statements. On June 24, 1997, the Company announced it was changing its fiscal year end from June 30 to December 31. As such, a December 31, 1996 unaudited Condensed Consolidated Balance Sheet has been included for comparative purposes. Additionally, nine month year-to-date data is included where appropriate. Certain calendar year 1996 amounts have been reclassified to conform to the calendar year 1997 presentation. Interim results are not necessarily indicative of the results expected for the calendar year.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)

                                Three months ended  Nine months ended
                                    September 30,      September 30,
                                   1997      1996      1997      1996
-----------------------------------------------------------------------
Net sales                       $  598.7  $  603.6  $2,311.7  $2,275.6
Cost of goods sold                 449.4     448.1   1,732.4   1,715.1
                                --------  --------  --------  --------
 Gross margins                     149.3     155.5     579.3     560.5

Selling, general and
 administrative expenses            65.1      56.4     197.7     182.1
Merger and restructuring
 charges                             -         -         -        43.3
                                --------  --------  --------  --------
 Operating earnings                 84.2      99.1     381.6     335.1

Other (income) and expense, net     (2.7)     (2.6)     (2.7)     (2.8)
Interest expense                    13.2      15.1      38.4      45.9
                                --------  --------  --------  --------
Earnings before minority interest   73.7      86.6     345.9     292.0
Minority interest                   31.7      41.6     103.2     143.4
                                --------  --------  --------  --------
Earnings before taxes               42.0      45.0     242.7     148.6
Provision for income taxes          15.3      16.4      88.6      61.9
                                --------  --------  --------  --------
 Earnings before extraordinary
  item                              26.7      28.6     154.1      86.7
Extraordinary charge -
 debt retirement                     -        (7.5)     (3.3)     (7.5)
                                --------  --------  --------  --------
 Net earnings                   $   26.7  $   21.1  $  150.8  $   79.2
                                ========  ========  ========  ========

Earnings per share:
 Earnings before extraordinary
  item                          $   0.28  $   0.31   $  1.62  $   0.93
 Extraordinary charge -
  debt retirement                   -        (0.08)    (0.03)    (0.08)
                                --------  --------  --------  --------
   Net earnings                 $   0.28  $   0.23   $  1.59  $   0.85
                                ========  ========  ========  ========

Weighted average number of
 shares and equivalent shares
 outstanding                        93.8      93.6      94.9      93.3

 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)


                                         September 30,   December 31,
Assets                                       1997            1996
----------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                $   74.4         $   63.3
 Receivables, net                            263.6            226.8
 Inventories                                 572.3            571.5
 Deferred income taxes                        54.2             55.3
 Other current assets                         18.9             16.7
                                           --------        --------
   Total current assets                      983.4            933.6
Property, plant and equipment, net         2,445.7          2,381.4
Other assets                                 217.0            170.2
                                           --------        --------
Total assets                              $3,646.1         $3,485.2
                                           ========        ========


Liabilities and Stockholders' Equity
-------------------------------------------------------------------
Current liabilities:
 Accounts payable                         $  189.2         $  183.9
 Accrued liabilities                         186.7            112.0
 Short-term debt and current
  maturities of long-term debt                33.5             55.1
                                           --------        --------
   Total current liabilities                 409.4            351.0
Long-term debt, less current maturities      809.9            656.8
Deferred income taxes                        360.3            323.7
Other noncurrent liabilities                 341.2            355.0
Minority interest                            416.9            472.5
Stockholders' equity:
 Common stock, $1 par value authorized
  250,000,000 shares; issued 101,916,355
  shares and 101,639,885 shares at
  September 30 and December 31,
  respectively                               101.9            101.6
 Capital in excess of par value              948.5            936.1
 Retained earnings                           541.4            413.0
 Treasury stock, at cost, 9,798,430
  shares and 5,545,884 shares at
  September 30 and December 31,
  respectively                              (264.3)          (107.3)
 Foreign currency translation adjustment     (19.1)           (17.2)
                                           --------        --------
   Total stockholders' equity              1,308.4          1,326.2
                                           --------        --------
Total liabilities and stockholders'
 equity                                   $3,646.1         $3,485.2
                                           ========        ========



 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

                                                   Nine months ended
                                                     September 30,
                                                   1997        1996
---------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
 Net earnings                                     $ 150.8     $  79.2
 Adjustments to reconcile net earnings
  to net cash provided by operating
  activities:
   Depreciation, depletion and amortization         141.5       129.3
   Minority interest                                103.2       133.4
   Merger and restructuring charges                   -          67.3
   Deferred income taxes                             35.9        17.0
   Other charges and credits, net                   (33.7)      (17.7)
   Changes in:
     Receivables                                      8.8        62.0
     Inventories                                     28.7        (9.8)
     Other current assets                            (0.6)        8.2
     Accounts payable                               (25.4)      (26.7)
     Accrued liabilities                             46.5       (35.6)
                                                  -------      -------
   Net cash provided by operating activities        455.7       406.6
                                                  -------      -------
Cash Flows from Investing Activities
------------------------------------
 Capital expenditures                              (157.9)     (134.6)
 Acquisitions of businesses, net of
  cash acquired                                    (103.0)       (7.1)
 Proceeds from sale of investment                     -          11.6
 Proceeds from sales of property, plant
  and equipment                                       8.2         0.6
                                                  -------      -------
   Net cash used in investing activities           (252.7)     (129.5)
                                                  -------      -------
   Net cash provided before financing
    activities                                      203.0       277.1
                                                  -------      -------
Cash Flows from Financing Activities
------------------------------------
 Joint venture cash distributions to
  Freeport-McMoRan Resource Partners,
  Limited Partnership                              (123.8)     (201.5)
 Payments of long-term debt                        (156.0)     (232.6)
 Proceeds from issuance of long-term
  debt, net                                         312.0       191.1
 Changes in short-term debt, net                    (54.7)     (105.9)
 Increase in securitization of accounts
  receivable, net                                     5.2         -
 Stock options exercised                              5.0        17.6
 Cash dividends paid                                (22.4)      (26.9)
 Purchase of treasury stock                        (157.2)        -
                                                  -------      -------
   Net cash used in financing activities           (191.9)     (358.2)
                                                  -------      -------

Net change in cash and cash equivalents              11.1       (81.1)
Cash and cash equivalents - beginning
 of period                                           63.3       135.6
                                                  -------      -------
Cash and cash equivalents - end of period         $  74.4     $  54.5
                                                  =======      =======

Supplemental cash flow disclosures:
 Interest paid                                    $  43.8     $  50.6
 Income taxes paid, net of refunds                $  31.7     $  55.2
 Non-cash financing activity:
  Conversion of long-term debt to
  common stock                                    $  62.5     $  14.9




 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (In millions except per share amounts)


                                                  Nine months ended
                                                   September 30,
                                                  1997         1996
---------------------------------------------------------------------
Common stock:
 Balance at December 31                        $  101.6      $   96.8
 Issuance of common stock pursuant
  to acquisitions                                   -             0.4
 Stock options exercised                            0.3           0.8
                                                --------     --------
   Balance at September 30                        101.9          98.0

Capital in excess of par value:
 Balance at December 31                           936.1         793.6
 Issuance of common stock pursuant
  to acquisitions                                   7.7          14.5
 Stock options exercised and other                  4.7          16.8
                                                --------     --------
   Balance at September 30                        948.5         824.9

Retained earnings:
 Balance at December 31                           413.0         315.8
 Net earnings                                     150.8          79.2
 Dividends declared ($0.24 per share
  and $0.24 per share in 1997 and 1996,
  respectively)                                   (22.4)        (22.3)
                                                --------     --------
   Balance at September 30                        541.4         372.7

Treasury stock:
 Balance at December 31                          (107.3)       (107.5)
 Issuance of common stock pursuant
  to acquisitions                                   0.2           0.2
 Share repurchases                               (157.2)          -
                                                --------     --------
   Balance at September 30                       (264.3)       (107.3)
                                                --------     --------

Foreign currency translation adjustment:
 Balance at December 31                           (17.2)         (8.5)
 Foreign currency translation adjustment           (1.9)         (5.9)
                                                --------     --------
   Balance at September 30                        (19.1)        (14.4)

                                                --------     --------
Total stockholders' equity                     $1,308.4      $1,173.9
                                                ========     ========






 (See Notes to Condensed Consolidated Financial Statements on Page 5)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1. Vigoro Merger
   -------------
   On March 1, 1996, the Company completed the merger with The Vigoro Corporation (Vigoro) which resulted in Vigoro becoming a subsidiary of the Company (Vigoro Merger). Upon consummation of the Vigoro Merger, the Company issued approximately 32.4 million shares of its common stock in exchange for all of the outstanding shares of Vigoro. The Vigoro Merger was structured to qualify as a tax-free reorganization for income tax purposes and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated for all periods prior to the Vigoro Merger to include the accounts and operations of Vigoro.

2. Merger and Restructuring Charges
   --------------------------------
   In connection with the Vigoro Merger during the first quarter of 1996, the Company recorded charges totaling $20.2 million, primarily for consulting, legal and accounting services. Immediately following the Vigoro Merger, the Company adopted a plan to restructure its business operations into a decentralized organizational structure into five stand-alone business units.
As a result, the Company recorded restructuring charges totaling $23.1 million. The charges consisted of: (a) $16.6 million for severance and related benefits from staff reductions resulting from the termination of approximately 120 employees, primarily middle management personnel, and other related actions; and (b) $6.5 million for lease terminations resulting from office consolidations. As of September 30, 1997, the following amounts were paid:
(a) $20.2 million for charges relating to the Vigoro Merger, (b) $5.6 million for lease terminations resulting from office consolidations, and (c) $14.0 million for severance and related benefits from staff reductions resulting from the termination of approximately 120 employees, primarily middle management personnel, and other related actions.

   In connection with the 1996 restructuring plan, the Company undertook a detailed review of its accounting records and valuation of various assets and liabilities. As a result, the Company recorded charges totaling $58.3 million ($55.3 million net of minority interest) comprised of: (a) $26.3 million ($23.3 million net of minority interest) to cost of goods sold of which $17.5 million was primarily related to the write-off of certain idle plant facilities and other obsolete assets, $5.0 million for environmental matters and $3.8 million for other matters; (b) $2.4 million of general and administrative expenses for the write-off of miscellaneous assets; (c) $16.6 million to other income and expense, net, to reduce certain long-term assets to net realizable value and other provisions, and (d) $13.0 million to minority interest for the transfer of 0.85 percent interest of IMC-Agrico Company (IMC-Agrico) Distributable Cash, as defined in the IMC-Agrico Partnership Agreement (Partnership Agreement), from the Company to Freeport-McMoRan Resource Partners, Limited Partnership
(FRP) pursuant to certain amendments to the Partnership Agreement. As of September 30, 1997, $30.9 million of non-cash write-offs were charged against the reserve.

3. Sales of Investments
   --------------------
   Other income and expense, net, for the nine months ended September 30, 1996 included a gain of $11.6 million from the sale of the Company's 50 percent investment in Chinhae Chemical Company.

4. Extraordinary Charge - Debt Retirement
   --------------------------------------
   During the quarter ended September 30, 1996, the Company completed a tender offer to purchase certain of its higher cost senior notes (Senior Notes). In connection with the purchase of such Senior Notes, the Company recorded an extraordinary charge, net of taxes, of $7.5 million for redemption premiums incurred and write-off of previously deferred finance charges. The repurchase of the Senior Notes was financed at lower interest rates under the Company's credit facility and/or money market lines of credit.

   In May 1997, the Company purchased additional Senior Notes from a single holder. In September 1996, the Company completed the tender offer discussed above. As a result of these transactions, the Company recorded an extraordinary charge, net of taxes, of $3.3 million and $7.5 million for the nine months ended September 30, 1997 and 1996, respectively, for redemption premiums incurred and write-off of previously deferred finance charges. The repurchase of the Senior Notes was financed at lower interest rates under the Company's credit facility and/or money market lines of credit.

5. Earnings Per Share
    ------------------
    Earnings per share were based on the weighted average number of shares and equivalent shares outstanding. The effect of common stock equivalents on earnings per share is not material.

    In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which is required to be adopted for financial statements for periods ending after December 15, 1997. The Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. The Company's primary earnings per share as reflected in the accompanying Condensed Consolidated Statement of Earnings are not materially different from basic and diluted earnings per share calculated under the new methodology.

6. Receivables
   -----------
   Under an agreement with a financial institution, IMC-Agrico Receivables Company, L.L.C. (IMC-Agrico L.L.C.), a special purpose limited liability company of which IMC-Agrico is the sole equity owner, may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables, in an amount not to exceed $65.0 million. At December 31, 1996, IMC-Agrico L.L.C. had sold a total of $55.5 million of such receivable interests.

   Effective, January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At September 30, 1997, IMC-Agrico L.L.C. had transferred a total of $60.7 million of such receivable interests, of which $25.2 million did not meet the criteria under SFAS No. 125 to be accounted for as sales and as a result these are recorded as short-term debt in the Condensed Consolidated Balance Sheet.

7. Acquisitions
   ------------
   In the quarter ended September 30, 1997, the Company completed its acquisition of Western Ag-Minerals Company, a potash mine and processing facility, for a cash payment totaling $54.4 million.

   During the nine months ended September 30, 1997, the Company completed several acquisitions, including Western Ag-Minerals Company; a precision farming operation, Top-Soil; several retail distribution operations, Crop-Maker, So-Green, and Hutson Ag Services, Inc.; a storage terminal company, Hutson Company, Inc.; and the purchase of the preferred stock of a subsidiary held by an unrelated third party. Total cash payments for acquisitions during the nine months ended September 30, 1997 were $103.0 million, and approximately 200,000 shares of common stock were issued.

   Common stock issued for acquisitions was $7.9 million and $14.9 million for the nine months ended September 30, 1997 and 1996, respectively.

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

8. Subsequent Event
    ----------------
    In August 1997, the Company signed a definitive agreement with Freeport-McMoRan Inc. (FTX), which holds a 51.6 percent interest in FRP, providing for the merger of FTX into the Company (FTX Merger). If stockholder approval of the FTX Merger is obtained, the Company anticipates that the FTX Merger will be completed during the quarter ended December 31, 1997.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations. (1)

Results of Operations
---------------------
Three months ended September 30, 1997 vs. three months ended September 30, 1996
---------------------------------------------------------------------
Overview
   Net sales for the third quarter ended September 30, 1997 were $598.7 million and gross margins were $149.3 million. Net earnings were $26.7 million, or $0.28 per share. These results compare to net sales for the third quarter ended September 30, 1996 of $603.6 million, gross margins of $155.5 million and earnings, before an extraordinary charge, of $28.6 million, or $0.31 per share. An extraordinary charge of $7.5 million, or $0.08 per share, reduced net earnings for the three months ended September 30, 1996 to $21.1 million or $0.23 per share.

   Net sales for the quarter were virtually unchanged from the prior year third quarter while gross margins decreased four percent as compared to the same period one year ago. Significant improvements at IMC Kalium were offset by sales declines at IMC AgriBusiness and IMC-Agrico Crop Nutrients. At IMC AgriBusiness, lower revenues were largely due to unique conditions that led to record results in the prior year. These unique conditions resulted from a late start to the spring planting season which shifted additional sales into the third calendar quarter. Dealers also purchased early in the 1996 fall fill season in anticipation of price increases, further adding to the record sales levels in the comparable period one year ago. Similar conditions resulted in reduced domestic volumes and lower average prices for IMC-Agrico Crop Nutrients, the primary contributing factors to its sales decline.

   While IMC-Agrico Crop Nutrients' and IMC AgriBusiness' results decreased in the current quarter, the other business units, particularly IMC Kalium, posted improved revenues for the quarter. The operating results of the Company's three largest business units are discussed in more detail below.

IMC-Agrico Crop Nutrients Operations
   IMC-Agrico Crop Nutrients' net sales for the third quarter decreased nine percent to $354.3 million compared to $391.2 million last year, due to lower average sales realizations and lower sales volumes as compared to the same period one year ago. Average sales realizations for concentrated phosphates, particularly diammonium phosphate (DAP), declined three percent compared to the prior year, which unfavorably impacted net sales by $6.2 million. Overall sales volumes of concentrated phosphates, primarily DAP, declined three percent from the prior year. Domestic concentrated phosphate volumes, primarily DAP, declined $20.0 million, due principally to unseasonable sales that occurred in the prior year as discussed above. In contrast, international concentrate volumes increased $11.0 million compared to the same period of the prior year. Rock volumes decreased $18.7 million due principally to the Company's strategic decision to phase out export rock sales. This action is being taken to better utilize high-quality rock reserves for internal upgrading.

   Gross margins declined 20 percent to $77.9 million for the quarter compared to $97.5 million last year, mainly due to the lower prices and volumes discussed above and higher production costs primarily resulting from higher average sulphur costs.

IMC Kalium Operations
   IMC Kalium's net sales increased 41 percent to $154.5 million in the current quarter from $109.9 million in the prior year third quarter. The increase was due to both volume and average sales realization improvements. Domestic sales volumes increased $23.3 million over the prior year as a result of strong domestic demand in the current quarter. Average sales realizations increased $15.5 million due primarily to price increases effective during September 1996 and March 1997.

   Gross margins increased 67 percent to $54.1 million for the quarter from $32.3 million one year ago, primarily due to the impacts of higher volumes and increased average sales realizations coupled with lower production costs per ton.

IMC AgriBusiness Operations
   IMC AgriBusiness' net sales decreased seven percent to $98.9 million in the third quarter as compared to $106.0 million for the same prior year period.
The decline in sales was primarily due to record level sales for the quarter in the prior year. A late spring planting season in the prior year resulted in sales being delayed to the third quarter. In addition, anticipated price increases in the prior year led dealers to buy early in the season.

   Gross margins decreased 27 percent from $19.7 million in the third quarter one year ago to $14.3 million in the current quarter, primarily due to the lower volumes discussed above.

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the three months ended September 30:

                                             1997      1996
                                             -----     -----
Sales volumes (in thousands of short tons)(1):
 IMC-Agrico Crop Nutrients                  1,753     1,804
 IMC Kalium                                 2,213     1,750

Average price per ton(2):
 DAP                                         $175      $181
 Potash                                      $ 71      $ 63

(1)  Sales volumes include tons sold captively.  IMC-Agrico Crop
     Nutrients' volumes represent dry product tons, primarily DAP.
(2)  Average prices represent sales made FOB mine/plant.

Selling, General and Administrative Expenses
   Selling, general and administrative expenses increased $8.7 million, or 15 percent, to $65.1 million for the third quarter compared to $56.4 million one year ago, primarily due to the inclusion of the results of operations of businesses acquired in the current calendar year. Additionally, current quarter results include non-recurring expenditures attributable to the Company's strategic purchasing and systems initiatives and restructuring charges related to the IMC Vigoro operations.

Interest Expense
   Interest expense totaled $13.2 million in the current quarter, down $1.9 million or 13 percent from the same period last year when interest expense totaled $15.1 million. The Company realized interest savings by refinancing higher cost debt and taking advantage of favorable interest rates on money market borrowings, consistent with the Company's overall financing strategy.

Income Taxes
   The effective tax rate for the third quarter was 36.5 percent, compared to an effective tax rate of 36.4 percent one year ago.

Nine months ended September 30, 1997 vs. nine months ended September 30, 1996
----------------------------------------------------------------------
Overview
   Net sales for the nine months ended September 30, 1997 were $2,311.7 million, gross margins were $579.3 million while earnings before an extraordinary charge were $154.1 million, or $1.62 per share. An extraordinary charge of $3.3 million, or $0.03 per share, related to the early extinguishment of debt, reduced net earnings to $150.8 million, or $1.59 per share.

   Net sales for the nine months ended September 30, 1996 were $2,275.6 million. Gross margins, before special one-time charges, were $586.8 million and earnings before special one-time charges were $156.3 million, or $1.68 per share. Special one-time charges of $69.6 million, or $0.75 per share, reduced earnings before an extraordinary charge for the nine months to $86.7 million, or $0.93 per share. These one-time charges, totaling $98.6 million before tax benefits, covered costs related to the Company's merger with The Vigoro Corporation (Vigoro) which resulted in Vigoro becoming a subsidiary of the Company, as well as costs associated with, among other things, a corporate restructuring, other asset valuations and environmental issues. An extraordinary charge of $7.5 million, or $0.08 per share, reduced net earnings to $79.2 million, or $0.85 per share.

   Net sales for the nine months increased two percent over the prior year nine-month period while gross margins, before special one-time charges, decreased one percent as compared to the same period one year ago. These variances were primarily due to enhanced performance at IMC Kalium and IMC AgriBusiness, offset by declines at IMC-Agrico Crop Nutrients. The operating results of the Company's three largest business units are discussed in more detail below.

IMC-Agrico Crop Nutrients Operations
   IMC-Agrico Crop Nutrients' net sales for the nine months decreased 11 percent to $1,114.3 million compared to $1,250.3 million one year ago. Overall concentrated phosphates volumes declined three percent primarily due to lower shipments of DAP, which decreased net sales by $52.8 million, partially offset by increased shipments of granular monoammonium phosphate (GMAP) of $39.5 million. Average sales realizations for concentrated phosphates, primarily DAP, decreased net sales by $58.6 million as stronger international demand in the first quarter of the prior year resulted in higher average sales realizations. Phosphate rock sales declined $44.2 million primarily due to the Company's strategic decision to phase out export sales of rock. This action is being taken to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

   Gross margins for the nine months declined 23 percent from $315.7 million, before special one-time charges of $6.9 million, in the prior year nine-month period compared to $242.5 million in the current year, mainly due to the impact of the conditions highlighted above.

IMC Kalium Operations
   IMC Kalium's net sales increased 30 percent to $452.7 million in the current nine-month period from $348.6 million in the prior year nine-month period. Higher international sales volumes, mainly due to increased sales to China, favorably impacted net sales by $14.0 million. Higher domestic volumes increased net sales by $11.3 million and resulted from increased demand in the Midwest due to favorable weather conditions and an anticipated corn price increase. Additionally, two domestic price increases effective in September 1996 and March 1997 favorably impacted net sales by $28.9 million. In addition, as a result of the Hersey, Michigan facility becoming fully operational in August 1997, salt operations contributed $2.6 million to the overall net sales increase.

   Gross margins increased 53 percent to $169.8 million for the nine months from $110.8 million one year ago, before special one-time charges of $7.9 million, mainly due to the impact of higher volumes and increased average sales realizations coupled with lower production costs per ton.

IMC AgriBusiness Operations
   IMC AgriBusiness' net sales increased eight percent to $728.6 million in the nine-month period as compared to $672.7 million for the same prior year period. The increased sales are primarily as a result of acquisitions of several retail distribution operations and a storage terminal company. As a result of these acquisitions, net sales increased $51.3 million. Moreover, favorable weather conditions during the second quarter allowed early planting and long stretches of dealer activity of ammonia and nitrogen solutions, as well as increased application of crop protection products, all of which increased net sales by $16.1 million. Partially offsetting these increases was a decline in DAP and potash volumes, decreasing net sales by $8.8 million. These volume declines were due to the Company's allocation of business between the various channels of distribution in order to maximize profits.

   Gross margins of $139.4 million were six percent higher than the same nine month period one year ago of $131.9 million, excluding special one-time charges of $5.5 million. The increased margins were due to the impact of the items highlighted above.

Other
   The remaining increase in net sales for the nine months ended September 30, 1997, as compared to the prior year, was primarily the result of higher volumes and average sales realizations at IMC-Agrico Feed Ingredients and IMC Vigoro.

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the nine months ended September 30:

                                             1997      1996
                                             -----     -----
Sales volumes (in thousands of short tons)(1):
 IMC-Agrico Crop Nutrients                  5,321     5,473
 IMC Kalium                                 6,723     5,544
Average price per ton(2):
 DAP                                         $177      $188
 Potash                                      $ 68      $ 63

(1)  Sales volumes include tons sold captively.  IMC-Agrico Crop
     Nutrients' volumes represent dry product tons, primarily DAP.
(2)  Average prices represent sales made FOB mine/plant.

Selling, General and Administrative Expenses
   Selling, general and administrative expenses increased $15.6 million, or nine percent, to $197.7 million for the nine months compared to $182.1 million one year ago, primarily due to the inclusion of the results of operations of businesses acquired during the current calendar year in the Company's current year results of operations. Additionally, year-to-date results include special non-recurring charges related to strategic purchasing initiatives, systems initiatives and restructuring charges related to the IMC Vigoro operations.

Other Income and Expense, Net
   Other income and expense, net, for the nine months ended September 30, 1996 included $16.6 million of restructuring charges, as described in Note 2, "Merger and Restructuring Charges," of Notes to Condensed Consolidated Financial Statements, which were partially offset by $11.6 million of gains from the sale of the Company's 50 percent investment in Chinhae Chemical Company.

Interest Expense
   Interest expense totaled $38.4 million in the current nine months, down $7.5 million or 16 percent from the same period last year when interest expense totaled $45.9 million. The Company realized interest savings by refinancing higher cost debt and taking advantage of favorable interest rates on money market borrowings, consistent with the Company's overall financing strategy.

Income Taxes
   The effective tax rate for the nine months was 36.5 percent, compared to an effective tax rate of 36.8 percent, before special one-time charges, one year ago.

Extraordinary Charge - Debt Retirement
   See Note 4, "Extraordinary Charge - Debt Retirement," of Notes to Condensed Consolidated Financial Statements.


Capital Resources and Liquidity
-------------------------------
Liquidity and Operating Cash Flow
   The Company's financial condition strengthened in the current year due to increased cash from operating activities and an increase in net proceeds from borrowings under available credit facilities. Cash generated from operating activities increased $49.1 million over the prior year to $455.7 million. Cash generated from operating working capital increased primarily due to higher phosphate rock inventory levels, accrued distributions to Freeport McMoRan Resource Partners, Limited Partnership (FRP), increased potash royalties, higher deferred income taxes, and liabilities recorded as a result of the Western Ag-Minerals acquisition. See Note 7, "Acquisitions," of Notes to Condensed Consolidated Financial Statements. However, when compared to December 31, 1996, the Company's working capital ratio decreased to 2.4:1 at September 30, 1997 from 2.7:1 at December 31, 1996, primarily due to increased current liabilities at September 30, 1997 as a result of the items mentioned above.

     Net cash used in investing activities increased $123.2 million over the prior year primarily due to increased capital expenditures and acquisitions. Capital expenditures for the nine months ended September 30, 1997 were $157.9 million, an increase of $23.3 million over the prior year. Acquisitions increased to $103.0 million for the nine months ended September 30, 1997 compared to $7.1 million for the comparable period one year ago. See Note 7, "Acquisitions," of Notes to Condensed Consolidated Financial Statements.

     Net cash used in financing activities decreased from $358.2 million in the prior year to $191.9 million for the same period in the current year. This was primarily as a result of net debt proceeds for the nine months ended September 30, 1997 of $101.3 million versus net payments in the prior year of $147.4 million. These proceeds were used, in part, to purchase approximately 4.5 million shares of the Company's stock for $157.2 million. Debt, net of cash on hand, to total capitalization increased to 37.0 percent from 32.8 percent at December 31, 1996, due in part to the issuance of $150.0 million senior debentures in July 1997. See "Financing" below for further details.

Capital Expenditures
   The Company estimates that its capital expenditures for 1997 will total approximately $230.0 million. The Company expects to finance these expenditures primarily from operations. Pursuant to the IMC-Agrico Partnership Agreement (Partnership Agreement), IMC-Agrico Company (IMC-Agrico) is required to obtain the approval of the Policy Committee of IMC-Agrico (which consists of two representatives each from the Company and FRP) prior to making capital expenditures for expansion of its business in any calendar year in excess of $5.0 million (adjusted annually for inflation). In the event that the Policy Committee fails to approve future capital expenditures, IMC-Agrico's ability to expand its business could be adversely affected. See Note 8, "Subsequent Event," of Notes to Condensed Consolidated Financial Statements.

Financing
   The Company has unsecured credit facilities from which it and certain of its subsidiaries may borrow up to $450.0 million and $50.0 million on a revolving and long-term basis, respectively. In addition, the Company has available approximately $273.0 million under uncommitted money market lines. At November 11, 1997, the Company and its subsidiaries had borrowed $100.0 million under the revolving credit facility, $46.9 million under the long-term credit facility and $73.4 under the money market lines. The Company has classified borrowings under revolving credit facilities and money market lines as long term since the Company has the ability and intent to maintain these obligations for longer than one year. Additionally, $33.3 million was drawn under the credit facility as letters of credit principally to support industrial revenue bonds and other debt and credit risk guarantees.

   IMC-Agrico has several agreements with a group of banks to provide it with an aggregate revolving credit facility of $125.0 million (collectively, IMC-Agrico Revolving Credit Facility or Agreements). On November 11, 1997, IMC-Agrico had borrowings of $75.9 million under the IMC-Agrico Revolving Credit Facility and had drawn $8.2 million under the credit facility as letters of credit. IMC-Agrico has classified borrowings under the IMC-Agrico Revolving Credit Facility as long-term debt since IMC-Agrico has the ability and intent to maintain these obligations for longer than one year.

   The Agreements have restrictive covenants including minimum net Partners' capital, fixed charge and current ratio requirements; place limitations on indebtedness of IMC-Agrico; and restrict the ability of IMC-Agrico to make cash distributions in excess of Distributable Cash (as defined in the Partnership Agreement). The Agreements require IMC-Agrico to repay all revolving loans for a minimum of 30 consecutive days within each calendar year. In addition, pursuant to the Partnership Agreement, IMC-Agrico is required to obtain the approval of the Policy Committee of IMC-Agrico prior to incurring more than an aggregate of $5.0 million (adjusted annually for inflation) in indebtedness (excluding a total of $125.0 million of indebtedness under the IMC-Agrico Revolving Credit Facility). See Note 8, "Subsequent Event," of Notes to Condensed Consolidated Financial Statements.

   Under an agreement with a financial institution, IMC-Agrico L.L.C., a special purpose limited liability company of which IMC-Agrico is the sole equity owner, may sell, on an ongoing basis, an undivided percentage interest in a designated pool of receivables, subject to limited recourse provisions related to the international receivables, in an amount not to exceed $65.0 million. At September 30, 1997, IMC-Agrico had sold $60.7 million of such receivable interests, $25.2 million of which are classified as short-term debt in the Condensed Consolidated Balance Sheet.

   In July 1997, the Company issued under an existing shelf registration statement $150.0 million of 6.875 percent senior debentures due 2007. The proceeds of this issuance were used to reduce higher cost indebtedness.

    In May 1997, the Company completed a tender offer to purchase portions of its higher cost senior notes. See Note 4, "Extraordinary Charge - Debt Retirement," of Notes to Condensed Consolidated Financial Statements.

   In September 1996, the Company completed a tender offer to purchase portions of its higher cost senior notes. See Note 4, "Extraordinary Charge - Debt Retirement," of Notes to Condensed Consolidated Financial Statements.


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.(1)

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


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit
           No.               Description
         ------------------------------------------------------------

         11.3  Fully diluted earnings per share computation for the three and nine months ended September 30, 1997

         27    Financial Data Schedule

    (b)  Reports on Form 8-K.

         Up to the date of this report, the following reports on Form 8-K were filed:

         A report under Items 5 and 7 dated July 17, 1997.
         A report under Item 5 dated July 28, 1997.
         A report under Item 5 dated August 26, 1997.





                        * * * * * * * * * * * * * * * *





                                  SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IMC GLOBAL INC.

                                /s/Anne M. Scavone
                         ----------------------------------
                                  Anne M. Scavone
                            Vice President and Controller
                            (on behalf of the Registrant and as
                              Chief Accounting Officer)
Date:  November 14, 1997


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