Form 10-K
period 1997-12-31
IMC GLOBAL INC
filed 1998-03-11
CIK 820626

-----------------------------------------------------------------------------
  -------------------------------------------------------------------------
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549
                           -----------------------
                                  FORM 10-K

         X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
       -----
            THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                    For the year ended December 31, 1997

                        Commission file number 1-9759

                               IMC GLOBAL INC.
           (Exact name of Registrant as specified in its charter)

                    Delaware              36-3492467
                (State or other jurisdiction of   (I.R.S. Employer
                incorporation or organization)    Identification No.)
                  2100 Sanders Road
                  Northbrook, Illinois                  60062
             (Address of principal executive offices)  (Zip Code)

     Registrant's telephone number, including area code:  (847) 272-9200

         Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange
          Title of each class                 on which registered
          -------------------                ---------------------
 Common Stock, par value $1 per share}  New York and Chicago Stock Exchanges
 Preferred Share Purchase Rights     }
 Warrants to Purchase Common Stock      New York Stock Exchange

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

Aggregate market value of the voting stock held by non-affiliates of the
Registrant: $4,166,739,474 as of February 27, 1998. Market value is based on the February 27, 1998 closing price of Registrant's common stock as reported on the New York Stock Exchange Composite Transactions for such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 114,048,651 shares, excluding 10,738,520 treasury shares as of February 27, 1998.

DOCUMENTS INCORPORATED BY REFERENCE, IN PART: Information required by Items 6, 7 and 8 of Part II is incorporated by reference to the sections of the Registrant's 1997 Annual Report to Stockholders described in such Items. Information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the sections of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 29, 1998.

  ------------------------------------------------------------------------
-----------------------------------------------------------------------------

1997 FORM 10-K CONTENTS





Item                                                        Page
------------------------------------------------------------------

 Part I:

 1.  Business                                                 1
     Company Profile                                          1
     Recent Developments                                      2
     Business Unit Information                                3
     Factors Affecting Demand                                13
     Other Matters                                           13
     Executive Officers of the Registrant                    16
 2.  Properties                                              16
 3.  Legal Proceedings                                       17
 4.  Submission of Matters to a Vote of Security Holders     18

 Part II:

 5.  Market for the Registrant's Common Stock and
       Related Stockholder Matters                           18
 6.  Selected Financial Data                                 19
 7.  Management's Discussion and Analysis of Results
       of Operations and Financial Condition                 19
 8.  Financial Statements and Supplementary Data             19
 9.  Changes in and Disagreements with Accountants
       on Accounting and Financial Disclosure                19

 Part III:

10.  Directors and Executive Officers of the Registrant      19
11.  Executive Compensation                                  19
12.  Security Ownership of Certain Beneficial Owners
      and Management                                         19
13.  Certain Relationships and Related Transactions          20

 Part IV:

14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K                                           20

Signatures                                                   30
----------------------------------------------------------------

PART I.

Item 1.  Business.(1)

COMPANY PROFILE
(Dollars in millions except per share amounts)

    IMC Global Inc. (the Company or IMC) is one of the world's leading producers of crop nutrients for the international agricultural community and is one of the foremost distributors in the United States of crop nutrients and related products through its retail and wholesale distribution networks. The Company mines, processes and distributes potash in the United States and Canada and is a joint venture partner in IMC-Agrico Company (IMC-Agrico), a leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. IMC and Phosphate Resource Partners Limited Partnership (PLP), formerly Freeport-McMoRan Resource Partners, Limited Partnership, have a 56.5 percent and 43.5 percent, respectively, direct economic interest in IMC-Agrico over the term of the partnership. IMC owns 51.6 percent of the outstanding PLP limited partner units. As a result, the Company's total interest in IMC-Agrico is approximately 78.9 percent. See Note 2, "Freeport-McMoRan Inc. Merger," of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K. The Company believes that it is one of the most efficient North American producers of concentrated phosphates, potash and animal feed ingredients. The Company's retail distribution network, which extends principally to corn and soybean farmers in the eastern Midwest and to cotton, peanut and vegetable farmers in the southeastern United States, is one of the preeminent distributors of crop nutrients and related products. The Company also manufactures nitrogen-based and other high-value crop nutrients which are marketed on a dealer basis, principally in the midwestern and southeastern United States. In addition, the Company sells specialty lawn and garden, turf and nursery products on a national basis and ice-melter products in the Midwest, the eastern snowbelt states and Canada. During the second quarter, the Company began to produce and market food-quality salt to food manufacturers, retail grocers, agricultural, chemical, and water conditioning dealers. Utilizing technological advances, the Company believes it is one of the lowest-cost salt producers in the United States. In addition, as a result of the merger with Freeport-McMoRan Inc. (FTX), the Company, through its interest in PLP, participates in certain oil and gas properties and in the exploration and production of oil and gas with McMoRan Oil & Gas Co. (MOXY).

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

    In December 1997, the Company completed a merger with FTX (FTX Merger), which held a 51.6 percent interest in PLP, providing for the merger of FTX into the Company. The Company was the surviving entity and the transaction was accounted for as a purchase. In connection with the FTX Merger, each share of common stock of FTX was exchanged for 0.90 share of the Company's common stock plus one-third of a warrant, with each whole warrant entitling the holder to purchase one share of the Company's common stock at a price equal to $44.50 per share. Immediately prior to the FTX Merger, the sulphur and Main Pass 299 (Main Pass) businesses of PLP and the Company (see "Business Unit Information - IMC-Agrico Crop Nutrients - Sulphur," in Part I, Item 1, "Business," of this Annual Report on Form 10-K) were transferred to Freeport-McMoRan Sulphur Inc. (FSC), a newly-formed subsidiary of PLP. Shares of FSC were then distributed to all PLP unitholders, including FTX, which in turn, distributed the FSC shares to its shareholders immediately prior to the FTX Merger. As a result, the Company does not own any of the outstanding shares of FSC.

    In March 1996, the Company completed a merger (Vigoro Merger) with The Vigoro Corporation (Vigoro), which resulted in Vigoro becoming a subsidiary of the Company. The Vigoro Merger was accounted for as a pooling of interests and, as a result, all appropriate periods were restated to give effect to the merger. The Vigoro Merger enabled the Company to, among other things, broaden its business mix and reduce the relative importance of generally more price-volatile phosphate-based crop nutrients to the Company's consolidated results. In addition, the Vigoro Merger expanded the Company's potash customer base to include industrial customers, whereas shipments of potash were previously made primarily to agricultural users. Vigoro also had a significant retail distribution network, giving it direct contact with farmers, the principal consumers of crop nutrient products. Prior to the Vigoro Merger, a limited amount of products were sold directly to farmers. Following the Vigoro Merger, the Company restructured its operations into five business units corresponding to its major product lines as follows: IMC-Agrico Crop Nutrients (phosphates), IMC Kalium (potash), IMC AgriBusiness (wholesale and retail distribution), IMC-Agrico Feed Ingredients (animal feed) and IMC Vigoro (specialty products). All information in this Annual Report on Form 10-K for periods prior to the effective date of the Vigoro Merger has been restated.


RECENT DEVELOPMENTS

    In December 1997, the Company entered into a definitive agreement to acquire privately held Harris Chemical Group, Inc. and its Australian affiliate, Penrice Soda Products Pty. Ltd. (HCG). Under the agreement, the Company will purchase all of the equity of HCG for $450.0 million in cash and assume approximately $950.0 million of debt. HCG, with sales of $785.0 million, is a leading producer of salt, soda ash, boron chemicals, and other inorganic chemicals including potash crop nutrients. This acquisition is expected to be completed in the first quarter of 1998.

    In January 1998, the Company issued $150.0 million of 7.30 percent debentures due 2028 and $150.0 million of 6.55 percent notes due 2005. The proceeds of these issuances were used to refinance high-cost indebtedness. In addition, in January 1998, the Company prepaid $120.0 million of unsecured term loans.

    Currently, the Company is negotiating the sale of the IMC Vigoro business unit. Any sale would be subject to certain conditions, including the execution of a definitive agreement and the receipt of certain approvals.

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

IMC-Agrico Crop Nutrients
-------------------------
    Net sales for the IMC-Agrico Crop Nutrients (Crop Nutrients) business unit were $1,484.8 million, $1,661.3 million and $1,711.6 million for the years ended December 31, 1997, 1996 and 1995, respectively. Crop Nutrients is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with 25 million tons of annual capacity. Crop Nutrients is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5). P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide. Crop Nutrients' concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.

    Crop Nutrients' concentrated phosphate production facilities are located in central Florida and Louisiana. Its annual capacity represents approximately 32 percent of total United States concentrated phosphate production capacity and 10 percent of world capacity. The Florida concentrated phosphate facilities consist of three plants: New Wales, Nichols and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of 1.8 million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces four forms of concentrated phosphates:

diammonium phosphate (DAP), monoammonium phosphate (MAP), granular triple superphosphate (GTSP) and merchant grade phosphoric acid. The Nichols facility manufactures phosphoric acid, DAP and granular MAP
(GMAP). The South Pierce plant produces phosphoric acid and GTSP. The Louisiana concentrated phosphate facilities consist of three plants:
Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid which is then shipped to the Faustina and Taft plants where it is used to produce DAP and GMAP. The Faustina plant manufactures phosphoric acid, DAP, GMAP, urea and ammonia. The Taft facility manufactures only DAP. Concentrated phosphate operations are managed to balance Crop Nutrients' output with customer needs. Crop Nutrients resumed production at its Taft facility in December 1997 after having been idled since September 1996. Subsequent to December 31, 1997, Crop Nutrients suspended phosphoric acid production at its Nichols facility, suspended production at its Taft facility, and is reducing production of DAP at its Faustina and New Wales facilities in response to market needs.

    Phosphate rock, sulphur and ammonia are the three principal raw materials used in the production of concentrated phosphates:

Phosphate Rock
    All seven of Crop Nutrients' phosphate mines and related mining operations are located in central Florida. Crop Nutrients extracts phosphate ore through surface mining after removal of a ten to 50 foot layer of sandy overburden and then processes the ore at one of its beneficiation plants where the ore goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials. Currently, five of Crop Nutrients' phosphate mines are operational while one has been idle since 1986 and one was idled in June 1997. Crop Nutrients' phosphate rock production volume for the years ended December 31, 1997, 1996 and 1995 totaled
20.0 million, 22.5 million and 25.0 million tons, respectively. Although Crop Nutrients sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used captively, primarily in the manufacture of concentrated phosphates, totaled 14.1 million, 14.3 million and 14.6 million for the years ended December 31, 1997, 1996 and 1995, respectively, representing 70 percent, 64 percent and 58 percent, respectively, of total tons produced. Product shipments to customers totaled 4.6 million, 6.5 million and 9.7 million tons for the years ended December 31, 1997, 1996 and 1995, respectively. Customer shipments have been reduced in order to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

    Crop Nutrients estimates its reserves to be 561.0 million tons of phosphate rock as of December 31, 1997. These reserves are controlled by Crop Nutrients through ownership, long-term lease, royalty or purchase option agreements. Reserve grades range from 58.0 percent to
78.0 percent bone phosphate of lime (BPL), with an average grade of
66.6 percent BPL. BPL is the standard industry term used to grade the quality of phosphate rock. The phosphate rock mined by Crop Nutrients in the last three years averaged 65.4 percent BPL, which is typical for phosphate rock mined in Florida during this period. Crop Nutrients estimates its reserves based upon the performance of exploration core drilling and technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.
    Crop Nutrients also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district. Resources are mineralized deposits which may be economically recoverable; however, additional prospect data and analyses, including further geological work, drilling, permitting and mining feasibility studies, are required before they may be classified as reserves. Based upon its preliminary analyses of these resources, Crop Nutrients believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by Crop Nutrients but are similar to some of the reserves being mined by current operations. These resources contain estimated recoverable phosphate rock of approximately 211.0 million tons with an average grade of approximately 64.0 percent BPL. Some of these resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations.

Sulphur
    A significant portion of Crop Nutrients' sulphur requirements is provided by FSC, under a supply agreement with the Company, which is based on variable market prices. In prior years, Crop Nutrients received a significant portion of its sulphur requirements from the Company's Main Pass interest. However, as a result of the FTX Merger, the Company's interest in the Main Pass operations was transferred to FSC. Consequently, Crop Nutrients entered the Company entered into an agreement with FSC to supply a certain portion of its sulphur requirements.

Ammonia
    Crop Nutrients' ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is used internally to produce DAP, GMAP and urea.

Sales and Marketing
    Domestically, Crop Nutrients sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. The Company also uses concentrated phosphates internally for the production of animal feed ingredients (see IMC-Agrico Feed Ingredients), high-value crop nutrients (see IMC AgriBusiness) and consumer lawn and garden as well as professional turf and nursery products (see IMC Vigoro). Virtually all of Crop Nutrients' export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which the Company administers on behalf of two other member companies. PhosChem believes that its sales represent approximately 50 percent of total United States exports of concentrated phosphates. Outside of the United States, the countries which account for the largest amount of Crop Nutrients' sales of concentrated phosphates include China, Japan, Australia and Thailand.

    The table below shows Crop Nutrients' shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:
                              1997            1996             1995
                              ----            ----             ----
                          Tons     %       Tons    %       Tons    %
                          -------------------------------------------
Domestic
 Customers                2,065  29%      2,350  32%      2,403  31%
 Captive, to other
  business units            615    9        581    8        683    9
                          -----  ----     -----   ----    -----   ----
                          2,680   38      2,931   40      3,086   40
Export                    4,425   62      4,451   60      4,719   60
                          -----  ----     -----   ----    -----   ----

Total shipments           7,105 100%      7,382 100%      7,805 100%
                          =====  ====     =====   ====    =====   ====

    At December 31, 1997, Crop Nutrients had contractual commitments from non-affiliated customers for the shipment of concentrated phosphates amounting to approximately 3.1 million tons and phosphate rock amounting to approximately 5.0 million tons in 1998.

Other
    Crop Nutrients also manufactures and markets uranium oxide. Phosphate rock is the source of uranium oxide, with the uranium content varying from deposit to deposit. Uranium oxide production facilities are located in Louisiana and Florida. In Louisiana, Crop Nutrients owns and operates uranium oxide recovery and processing facilities which are located adjacent to its Uncle Sam and Faustina concentrated phosphate plants. In 1997, these facilities recovered 0.9 million pounds of uranium oxide from phosphoric acid produced at these facilities. Crop Nutrients also owns two uranium oxide recovery and processing facilities in central Florida, one located adjacent to its New Wales concentrated phosphate plant and another located adjacent to a concentrated phosphate plant owned and operated by a subsidiary of CF Industries, Inc. (CF). The New Wales and CF facilities have been temporarily idled pending improvement of uranium market conditions.

Competition
    Crop Nutrients operates in a highly competitive global market. Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers. Phosphate crop nutrient producers compete primarily based on price and, to a lesser extent, product quality and innovation.

Subsequent Event
    In January 1998, Crop Nutrients exercised its option under an agreement with Mississippi Chemical Corporation (MCC) to purchase land in Florida for $57.0 million. The property, along with land previously purchased from MCC, contains approximately 62.4 million tons of phosphate rock reserves and 40.3 million tons of resources, and such amounts are included in the respective estimates as of December 31, 1997.


IMC Kalium
----------
    Net sales for the IMC Kalium business unit were $617.4 million, $464.8 million and $489.3 million for the years ended December 31, 1997, 1996 and 1995, respectively.

    IMC Kalium mines, processes and distributes potash in the United States and Canada. IMC Kalium's products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used internally in the manufacture of mixed crop nutrients and, to a lesser extent, animal feed ingredients (see IMC AgriBusiness and IMC-Agrico Feed Ingredients, respectively). IMC Kalium's potash products are also used by IMC Vigoro for consumer and professional lawn and garden products as well as ice-melter (see IMC Vigoro). IMC Kalium also sells potash to customers for industrial use. IMC Kalium operates four potash mines in Canada and three potash mines in the United States. With a total capacity in excess of nine million tons of product per year, IMC Kalium is one of the leading private enterprise potash producers in the world. In 1997, these operations accounted for approximately 14 percent of world capacity.

    The term "potash" applies generally to the common salts of potassium. Since the amount of potassium in these salts varies, the industry has established a common standard of measurement by defining a product's potassium content in terms of equivalent percentages of potassium oxide (K2O). A K2O equivalent of 60.0 percent, 50.0 percent and 22.0 percent is the customary minimum standard for muriate of potash, sulphate of potash and double sulphate of potash magnesia products, respectively.

Canadian Operations
    IMC Kalium's four mines in Canada produce muriate of potash exclusively and are located in the province of Saskatchewan, Canada. Two potash mines are interconnected at Esterhazy, one is located at Belle Plaine and one is located at Colonsay. The combined annual capacity of these four mines is approximately eight million tons. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Potash shaft mining takes place underground at depths of over 3,000 feet where continuous mining machines cut out the ore face and move jagged chunks of ore to conveyor belts. The ore is then crushed and moved to storage bins where it awaits hoisting to refineries above ground. In contrast, IMC Kalium's solution mining process involves heated water which is pumped through a "cluster" to dissolve the potash in the ore bed. A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather electric drilling rig. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques.

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

    IMC Kalium controls the rights to mine 331,980 acres of potash-bearing land in Saskatchewan. This land, of which 70,290 acres have already been mined or abandoned, contains over 4.6 billion tons of potash mineralization (calculated after estimated extraction losses) at an average grade of about 21.0 percent. This ore is sufficient to support current operations for more than a century and will yield more than 1.4 billion tons of finished product with a K2O content of approximately 61.0 percent.

    IMC Kalium's mineral rights in Saskatchewan consist of 133,102 acres owned in fee, 175,241 acres leased from the province of Saskatchewan and 23,637 acres leased from other parties. All leases are renewable by the Company for successive terms of 21 years. Royalties, established by regulation of the province of Saskatchewan, amounted to approximately $8.2 million, $6.2 million and $7.2 million in 1997, 1996 and 1995, respectively.

    In August 1995, the Company was chosen by the Minister of State for Mines and Energy for the Canadian province of New Brunswick to explore the potash deposit near the town of Sussex. In October 1997, the Company notified the Department of Natural Resources and Energy for the Canadian province of New Brunswick that, based on its evaluation of information provided by the Department, the Company was no longer interested in evaluating the possible development of the deposit.

    Since December 1985, IMC Kalium has experienced an inflow of water into one of its two interconnected potash mines at Esterhazy. As a result, IMC Kalium has incurred expenditures, certain of which due to their nature have been capitalized while others have been charged to expense, to control the inflow. Since the initial discovery of the inflow, IMC Kalium has been able to meet all sales obligations from production at the mines. The Company has considered, and continues to evaluate, alternatives to the operational methods employed at Esterhazy. However, the procedures utilized to control the water inflow have proven successful to date, and the Company currently intends to continue conventional shaft mining. Despite the relative success of these modified measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow or remediation costs will not increase to a level which would cause the Company to change its mining process or abandon the mines.

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

    In January 1988, the U. S. Department of Commerce (Commerce) signed an agreement with all of the potash producers in Canada, suspending an investigation by Commerce to determine whether Canadian potash was, or was likely to be, sold in the United States at less than "fair value." The agreement stipulated that each such producer's minimum price for potash sold in the United States, compared with its potash prices in Canada, would be based upon a formula to assure that such product was sold in the United States at a price no less than "fair value." This agreement will remain in place until terminated by Commerce in accordance with applicable law; Commerce will undertake a review of the agreement no later than early 1999.

    The Saskatchewan Department of Environmental and Resource Management (Saskatchewan Department) published regulations requiring all potash mine operators to submit facility decommissioning and reclamation plans for approval by the Saskatchewan Department and to provide assurances that the plans will be carried out when the facility is closed. See "Other Matters - Environmental Matters - Management of Residual Materials" for further detail.

United States Operations
    IMC Kalium has three United States potash mines; the Carlsbad facility and the Western Ag facility located in Carlsbad, New Mexico, and the Hersey facility located in Hersey, Michigan.

    The IMC Kalium Carlsbad mine has an annual production capacity of over one million tons of finished product. The ore reserves are of three types: (1) sylvinite, a mixture of potassium chloride and sodium chloride, the same as the ore mined in Saskatchewan; (2) langbeinite, a double sulphate of potassium and magnesium; and (3) a mixed ore, containing both potassium chloride and langbeinite. At this time only the sylvinite and langbeinite ores are mined.

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

    Three types of potash are produced at the Carlsbad refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; double sulphate of potash magnesia, marketed under the brand name K-Mag(registered trademark), containing significant amounts of sulphur, potassium and magnesium, with low levels of chloride; and sulphate of potash, supplying sulphur and a high concentration of potassium with low levels of chloride.

    At the Carlsbad facility, IMC Kalium mines and refines potash from 43,877 acres of reserves which are controlled under long-term leases. These reserves contain an estimated total of 164 million tons of potash mineralization (calculated after estimated extraction losses) in four mining beds evaluated at thicknesses ranging from four to 12 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 12.9 million tons of concentrate from sylvinite with an average grade of 60.0 percent K2O and 26.1 million tons of langbeinite concentrate with an average grade of approximately 22.0 percent K2O. At current rates of production, IMC Kalium's reserves of sylvinite and langbeinite are estimated to be sufficient to support operations for more than 18 years and for more than 30 years, respectively. Pursuant to potassium mineral lease arrangements with the federal government, the State of New Mexico and other third parties, the Company paid royalties of $3.3 million, $3.1 million and $3.4 million in 1997, 1996 and 1995, respectively.

    IMC Kalium is currently constructing a 400,000 ton per year K-Mag granulation facility at Carlsbad. This facility will convert standard grade K-Mag into premium granular grade which has expanded sales opportunities. The approximate $25.0 million project is scheduled to commence production in the first quarter of 1998.

    In September 1997, the Company acquired Western Ag-Minerals Company (Western Ag), a subsidiary of Toronto-based Rayrock Yellowknife Resources Inc., for $53.0 million. The Western Ag facility is located in Carlsbad, New Mexico, adjacent to the IMC Kalium Carlsbad facility and has an annual capacity of 400,000 tons of double sulfate of potash magnesia which is marketed under the brand name K-Mag. The Western Ag facility mines and refines potash from 16,487 acres of reserves which are controlled under long-term leases. The reserves contain an estimated 95 million tons of potash mineralization in two mining beds in thicknesses ranging from 8 to ten feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 13.4 million tons of concentrate from langbeinite with an average ore grade of 22.0 percent K2O and 9.9 million tons of sylvinite concentrate with an average ore grade of 60.0 percent K2O. At current rates of production, the Western Ag facility's langbeinite reserves are estimated to be sufficient to support operations for approximately 29 years. The sylvinite reserves, which would be processed at the adjacent Carlsbad facility's refinery, are estimated to be sufficient to support operations for approximately 14 years at the current rate of production.

    As a result of the Western Ag facility acquisition, IMC Kalium intends to construct a new state-of-the-art, world class langbeinite refinery at Carlsbad at an estimated cost of approximately $56.0 million. The new refinery will replace the current refineries at the adjacent Carlsbad and Western Ag facility locations and will reduce costs and improve processing efficiency. The new refinery is expected to be operational in 1999.

    At Hersey, IMC Kalium's mineral rights consist of 1,093 acres owned in fee and 10,537 acres controlled under long-term leases. These lands contain an estimated 300 million tons of potash mineralization contained in two beds ranging in thickness from 14 to 30 feet. These reserves are estimated to be sufficient to yield 62 million tons of concentrate from sylvinite with an average grade of 60.0 percent K2O. At current rates of production, these reserves are estimated to be sufficient to support operations for more than 300 years.

    During 1997, IMC Kalium completed the construction phase of its $60.0 million expansion of the Hersey, Michigan, facility and full operations commenced. The plant's current annual potash production capacity is approximately 160,000 tons, and salt capacity is approximately 300,000 tons per year. The Company believes that the commencement of operations at the Hersey plant is an important step forward in its strategy to increase sales and earnings with multiple products.

    In December 1997, IMC Global entered into a definitive agreement to purchase HCG for $1.4 billion, including the assumption of $950.0 million in debt. HCG's major lines of business include soda ash, salt, potash and boron chemicals. For the fiscal year ended March 29, 1997, HCG had total revenues of $785.0 million. See "Recent Developments," in Part I, Item I, "Business," of this Annual Report on Form 10-K.

Sales and Marketing
    IMC Kalium's domestic sales are made through the Company's own sales force. Domestic agricultural sales are primarily to independent accounts, co-operatives and large regional buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry.

    Potash is sold throughout the world, with IMC Kalium's largest amount of sales outside of the United States made to China, Japan, Malaysia, Korea, Australia, New Zealand and Latin America. Potash is also used internally in the manufacture of high-value crop nutrients by IMC AgriBusiness and by IMC Vigoro as a major ingredient in its ice-melter product as well as one of the primary nutrients in the consumer lawn and garden and professional turf and nursery products. IMC Kalium's exports from Canada, except to the United States, are made through Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers. Exports from Carlsbad are sold through the Company's own sales force. In 1997, 84 percent of the potash produced by IMC Kalium was sold as crop nutrients, while 16 percent was sold for non-agricultural uses.

    The table below shows IMC Kalium's shipments of potash in thousands of tons:
                              1997            1996             1995
                              ----            ----             ----
                          Tons     %       Tons    %       Tons    %
                          -------------------------------------------
Domestic (includes
 Canada)
 Wholesale                5,097  57%      4,076  56%      4,298  56%
 Captive, to other
  business units          1,306   15      1,176   16      1,141   15
                          -----  ----     -----   ----    -----   ----
                          6,403   72      5,252   72      5,439   71

Export                    2,538   28      2,038   28      2,273   29
                          -----  ----     -----   ----    -----   ----

Total shipments           8,941 100%      7,290 100%      7,712 100%
                          =====  ====     =====   ====    =====   ====

    At December 31, 1997, IMC Kalium had contractual commitments from non-affiliated customers for the shipment of potash amounting to approximately 1.8 million tons in 1998.

Competition
    Potash is a commodity available from many sources and the market is highly competitive. In addition to IMC Kalium, there are four North American producers -- two in the United States and two in Canada, some of which may have greater production capacity than IMC Kalium. Through its participation in Canpotex, IMC Kalium competes outside of North America with various independent potash producers and consortia and other export organizations, including state-owned organizations. IMC Kalium's principal methods of competition, with respect to the sale of potash, include pricing; offering consistent, high-quality products and superior service; as well as developing new industrial and consumer uses for potash.


IMC AgriBusiness
----------------
    Net sales for the IMC AgriBusiness business unit were $872.6 million, $797.7 million and $807.7 million for 1997, 1996 and 1995, respectively. IMC AgriBusiness operates approximately 260 facilities consisting of retail distribution centers, manufacturing plants as well as terminals and warehouses. For 1997, approximately 53 percent, 45 percent and two percent of AgriBusiness' net sales were from agricultural retail, agricultural wholesale and industrial operations, respectively. Principal markets served include the midwest agricultural regions east of the Mississippi River, the southeastern states, including Florida, and certain large national accounts and brokers.

Retail Operations
    IMC AgriBusiness believes it is one of the largest retail crop nutrient distributors in the United States. It operates a network of approximately 215 FARMARKET(registered trademark)s, each of which offers a broad array of IMC AgriBusiness' crop nutrients and related products and services. Approximately 70 percent of the FARMARKETs are located in the eastern Midwest and the remaining in the southeastern regions of the United States, and are generally located in rural areas, primarily serving farmers located within a 15-20 mile radius. The FARMARKETs are clustered near and are partially supplied by IMC AgriBusiness' production facilities and terminals, many of which are located on major rivers and have storage facilities for liquid or dry crop nutrient materials. In addition, IMC AgriBusiness leases strategically located warehouse and terminal facilities which when combined with owned facilities, provides reliable product delivery points during the highly concentrated spring shipping season.

    Each FARMARKET custom blends and bulk blends crop nutrients to meet the needs of individual farmers for the specific crops grown in their areas. In addition, crop protection products and seed are purchased and marketed through its FARMARKETs. One of the most successful FARMARKET programs is the Start to Finish balanced fertility program which is designed to improve crop production through increased yields per acre. Key elements of this program include soil testing and programs to correct soil deficiencies. FARMARKETs also offer farmers the option of having IMC AgriBusiness' employees apply crop nutrient and crop protection products, thereby saving the farmer time, labor costs and the cost of investment in specialized equipment required for such applications.

    IMC AgriBusiness also offers high technology agricultural advisory services to its customers through its FARMARKETs and Top Soil Precision Ag (Top- Soil) operations. FARMARKETs and Top- Soil offer soil sampling via global positioning; yield monitor mapping and interpretation; statistical analysis for yield variation and other crop management services.

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

    FARMARKET sales, as well as wholesale sales discussed below, are largely concentrated in the spring planting, and to a lesser extent, fall seasons. Weather has a significant impact on the timing and length of the planting season and, therefore, can have a significant effect on crop nutrient and crop protection sales prices and volumes.

Wholesale Operations
    IMC AgriBusiness sells agricultural crop nutrient and crop protection products on a wholesale basis through the IMC Nitrogen Division to independent dealers and distributors, including those that perform services similar to those offered by FARMARKETs. Wholesale shipments are also made to national accounts and to the cooperative market. Wholesale shipments are primarily distributed from IMC AgriBusiness-owned production plants or terminals as well as leased terminals and warehouses. While shipments are heavily concentrated during the spring planting, and to a lesser extent, fall seasons, leased terminals and warehouses are utilized to supplement storage at owned facilities allowing for year-long production from the plants and a broader distribution base.

    The wholesale sales in the southeastern region of the United States include products sold under the brand names RAINBOW(registered trademark) and SUPER RAINBOW(registered trademark) which are produced from granulation plants in Americus, Georgia; Florence, Alabama; Winston Salem, North Carolina and Hartsville, South Carolina. The combined annual production from these plants approximates 650,000 tons.

    IMC AgriBusiness sells nitrogen-based products, which include anhydrous ammonia, nitrogen solutions and urea, on a wholesale basis in the eastern midwest region of the United States. A portion of these sales are produced from the IMC AgriBusiness' nitrogen plant in East Dubuque, Illinois, which annually produces approximately 300,000 tons of anhydrous ammonia, 220,000 tons of nitrogen solutions and 50,000 tons of granular urea.

    In addition, IMC AgriBusiness markets potash and concentrated phosphates produced by the Company's IMC Kalium and IMC-Agrico Crop Nutrients business units, respectively, on a wholesale basis to independent dealers and distributors in the eastern midwest and southeastern regions of the United States.

Seed, Industrial and Other Operations
    IMC AgriBusiness sells corn, soybean and wheat planting seed through its FARMARKET system and through its Ohio based Farmer-Dealer system. The FARMARKETs sell Vigoro(registered trademark) brand seeds as well as most national brands and the Farmer-Dealer system sells Green Land(registered trademark) brand seeds. IMC AgriBusiness is also actively involved in the breeding and production of identity-preserved crops and is a supplier of proprietary soybeans to Japanese food producers through a partnership with Honda Trading America Corporation.

    IMC AgriBusiness' primary products sold in the industrial market include nitric acid, liquid ammonium nitrate and food-grade carbon dioxide produced from its nitric acid plant in Cincinnati, Ohio, and the nitrogen plant in East Dubuque, Illinois. Its nitric acid plant produces approximately 90,000 tons of nitric acid and 60,000 tons of liquid ammonium nitrate, while its nitrogen plant produces approximately 180,000 tons of food-grade carbon dioxide. Nitric acid is sold in various formulations to a wide variety of industrial users for use in metal platings, coatings and water treatment. Food-grade carbon dioxide is used in carbonated beverages and as a refrigerant in food processing.

     IMC AgriBusiness operates a granulation plant in Columbus, Ohio, and several liquid and dry terminal facilities in southern Illinois, southern Indiana and Kentucky along with numerous facilities throughout the Southeast and Florida, which are used for bulk-blending and/or warehousing in connection with its retail and wholesale operations.

Raw Materials
    Substantially all of the potash and phosphate raw materials used by IMC AgriBusiness are supplied by the Company's IMC Kalium and IMC-Agrico Crop Nutrients business units, respectively. IMC
AgriBusiness' nitrogen-based products are produced at its plant in East Dubuque and/or purchased from domestic suppliers under long-term contracts based on current market prices.

Products
    IMC AgriBusiness produces a broad range of nitrogen-based crop nutrients and related products, including anhydrous ammonia, ammonium nitrate solutions, liquid urea, urea granules and other nitrogen-based solutions. These products are sold alone or mixed with phosphates, potash, micronutrients, non-liquid ammonium nitrate and other materials to produce a variety of bulk-blend fertilizers in either dry or liquid form. Certain of these products are marketed under the CERTIFIED HARVEST KING(registered trademark) brand. Liquid and dry products are blended according to the specific needs of the farmer. IMC AgriBusiness also mixes dicyandiamide (DCD) with nitrogen solutions under the name N TECH SR (trademark), providing farmers with a more efficient and environmentally-sensitive nitrogen source. The slow release DCD increases absorption of nitrogen by crops, thereby reducing the amount of nitrogen released into the environment. IMC AgriBusiness has a year-to-year renewable purchase agreement with the world's largest producer of DCD.

Competition
    The marketing of crop nutrients to farmers on a national basis is highly fragmented. Since crop nutrients are a basic commodity, the principal means of differentiating competing products is through competitive pricing coupled with offering personal services and agronomically-efficient products which allow maximum yields while being sensitive to environmental concerns. FARMARKETs were developed to enhance the personal service concept and thereby differentiate IMC AgriBusiness' products from those of competitors. Most of the FARMARKETs are leaders in their respective area of operation. IMC AgriBusiness believes its nitrogen-based crop nutrients and related products are well positioned in both the retail and wholesale agricultural market sectors and in the industrial market sector. Principal competitors in the agricultural crop nutrients market include cooperatives, which have the largest market share in a majority of the locations served by IMC AgriBusiness, national producers, major grain companies and independent distributors and brokers.

IMC-Agrico Feed Ingredients
----------------------------
    Net sales for the IMC-Agrico Feed Ingredients business unit were $163.5 million, $154.6 million and $34.2 million for the years ended December 31, 1997, 1996 and the partial year 1995, respectively.

    In October 1995, the Company acquired the animal feed ingredients business of Mallinckrodt Group Inc. and subsequently contributed it to IMC-Agrico. IMC-Agrico Feed Ingredients is one of the world's foremost producers and marketers of phosphate-based animal feed ingredients with an annual capacity in excess of 700,000 tons. In the first quarter of 1998, IMC-Agrico Feed Ingredients will start construction on the expansion of its deflourinated phosphate (Multifos(registered trademark)) capacity at its manufacturing operations in New Wales, Florida. The project will increase the annual capacity for Multifos to 200,000 tons and will increase IMC-Agrico Feed Ingredients total annual production to approximately 770,000 tons. IMC-Agrico Feed Ingredients supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia. The principal production facilities of IMC-Agrico Feed Ingredients are located adjacent to, and utilize raw materials from, Crop Nutrient's concentrated phosphate complex at New Wales in central Florida. IMC-Agrico Feed Ingredients also markets potassium-based feed products produced at the Company's potash facilities. IMC-Agrico Feed Ingredients has a strong brand position in the $1.0 billion global market with products such as Biofos(registered trademark), Dynafos(registered trademark), Multifos, Dyna-K(registered trademark) and Dynamate(registered trademark).

    IMC-Agrico Feed Ingredients operates in a competitive global market. Major integrated producers of feed phosphates and feed grade potassium are located in the United States and Europe. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market. Competition in this global market is driven by quality, service and price.


IMC Vigoro
----------
    Net sales for the IMC Vigoro business unit were $100.6 million, $95.3 million and $87.6 million for the years ended December 31, 1997, 1996 and 1995, respectively.

     IMC Vigoro manufactures and sells specialty crop nutrient products consisting of lawn and garden, and turf and nursery products as well as potassium-based ice melter products. The lawn and garden products are sold throughout North America, primarily to major national retail chains under private label and Vigoro brands. The turf and nursery products are sold to golf courses, nurseries, landscape contractors and institutions through independent distributors. Many of the turf and nursery products incorporate timed-release IBDU(registered trademark) (a slow release nitrogen) and V-Cote(registered trademark) nutrients. The environmentally-friendly, potassium-based ice melter products are sold under various brands throughout the Midwest, the eastern snow-belt states and Canada.

FACTORS AFFECTING DEMAND

    The Company's results of operations historically have reflected the effects of several external factors which are beyond the Company's control and have in the past produced significant downward and upward swings in the Company's operating results. The Company's revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, the Company's crop nutrients business is seasonal to the extent United States farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

    The Company's foreign operations and investments and any future international expansion by the Company are subject to numerous risks, including fluctuations in foreign currency exchange rates and controls, expropriation and other economic, political and regulatory policies of local governments and laws and policies of the United States and Canada affecting foreign trade and investment. Due to economic and political factors, customer needs can change dramatically from year to year. While management does not believe the current economic conditions in Asia will have a material adverse effect on the Company's results, there can be no assurance that a continuation of the economic crisis would not have a material impact on sales to customers in this region. See Note 22, "Operating Segments," of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for further detail.

    In 1997, sales of concentrated phosphates and potash to China accounted for approximately 15 percent of the Company's net sales. No single customer or group of affiliated customers accounted for more than ten percent of the Company's net sales.


OTHER MATTERS

Environmental Matters
---------------------
General
    As a producer and distributor of crop nutrients, the Company is subject to a myriad of federal, state, provincial and local environmental, health and safety laws in the United States and Canada. These standards regulate the management and handling of raw materials and products, air and water quality, disposal of hazardous and solid wastes, and post-mining land reclamation. It is the Company's policy to comply with all applicable environmental, health and safety (EHS) standards. Through its active EHS management program, the Company is confident that it generally satisfies these requirements. Nevertheless, there can be no assurance that unexpected or additional costs, penalties, or liabilities will not be incurred. Moreover, EHS standards applicable to the Company's operations, and the industry in general, continue to evolve. Until implementing regulations have been finalized and definitive regulatory interpretations have been adopted, it is difficult to ascertain future compliance obligations or estimate future costs.

    The Company has expended, and anticipates that it will continue to expend, substantial resources, both financial and managerial, to comply with EHS standards. For 1998, environmental capital expenditures will total approximately $24.0 million, primarily related to air permitting and control; ground and surface water protection; solid waste management and remediation of contamination at current or former operations. Additional expenditures for land reclamation activities will total approximately $25.0 million. For 1999, the Company expects environmental capital expenditures to be approximately $46.0 million and expenditures for land reclamation activities to be approximately $24.0 million. Environmental capital is expected to increase in 1999 as a result of additional expenditures that may be necessary at
acquired facilities.   Based on current information, it is the opinion
of management that the ultimate liability arising from EHS matters, taking into account established accruals, should not have a material adverse effect on the Company's financial position. However, no assurance can be given that greater-than-anticipated environmental expenditures will not be required in 1998 or in the future.

Product Requirements
    As part of its wholesale and retail activities, the Company blends plantcrop nutrients and sometimes adds pesticides produced by other manufacturers. Federal and state standards require registration of all products containing pesticides before those products can be sold, impose labeling requirements on those products, and require producers to manufacture the products to formulations set forth on the label. Recently, various federal, state, and local environmental and public health agencies have begun to reconsider appropriate regulatory controls to address the handling and use of fertilizer products and fertilizer additives. Because this evaluation is in its initial stages, it is unclear whether the evaluation will result in additional federal, state, or local regulatory requirements that the industry, including the Company, will be required to meet. Until the results of the initial evaluations have been completed, the Company cannot estimate the extent of expenditures that may be necessary to meet additional standards, if any.

Permitting
    The Company holds numerous environmental and other permits authorizing operations at each of its facilities. A decision by a government agency to deny an application for a new or renewed permit, or to revoke or substantially modify an existing permit, could have a material adverse effect on the Company's ability to continue operations at the affected facility. Expansion of Company operations also is predicated upon securing the necessary environmental or other permits. In particular, over the next several years, IMC-Agrico will be undertaking efforts to obtain a number of permits related to its Florida mining operations. IMC-Agrico signed an agreement with Consolidated Minerals, Inc. (CMI) for the purchase of real property (Pine Level) containing approximately 100 million tons of phosphate rock reserves in Florida. In connection with the purchase, IMC-Agrico has agreed to obtain all environmental, regulatory, and related permits necessary to commence mining on the property. Successful achievement of such permitting remains to be accomplished over the next five to eight years. Although the Company has successfully permitted mining properties in Florida, if permits were denied or if compliance with permit conditions becomes cost prohibitive, a complete or substantial inability to mine this property may result and would adversely impact the Company.

Risk Management Planning
    Several of the Company's facilities are subject to the Clean Air Act's Risk Management Planning (RMP) requirements, which mandate that covered facilities establish comprehensive plans for preventing and responding to accidental releases to the air. Under RMP, facilities also must present information to the public about their "worst-case" release scenarios from regulated processes, the potential effects of such a release on nearby populations, and the Company's release prevention programs. The Company continues to implement the required RMP programs on schedule to meet a June 1999 deadline. Costs to complete these planning processes could be substantial.

Mining Operations
    The Company's phosphate and potash mining activities are subject to a number of EHS standards. In Florida, IMC-Agrico received a number of permits from the U.S. Army Corps of Engineers (Corps) that authorize phosphate mining in certain wetland areas. In October 1997, the Company received three notices from the Corps alleging that the Company had violated its permits. Upon reviewing these notices, the Company ascertained that it had inadvertently disturbed, without permits, additional wetlands over which the Corps had asserted jurisdiction. The Company has had informal discussions with the Corps to resolve these issues and additional meetings are expected in 1998. Although the Company is unable to predict the outcome of these proceedings, it does not expect that these proceedings will have a material adverse effect on the Company's financial condition or operations.

    In 1997, the National Institute for Occupational Safety and Health (NIOSH) informed the Company that it will be conducting a study to determine whether health effects arise from exhaust generated by diesel equipment used in mining operations. This study will involve a review of the Company's IMC Kalium Carlsbad and Western Ag facilities in Carlsbad, New Mexico, as well as other facilities in the non-metal mining industry. Because study results have not yet been obtained, the Company cannot estimate the extent of expenditures that may be necessary to address conclusions of the study or additional standards that may arise.

Management of Residual Materials
    Potash and phosphate mining and processing produce residual materials that must be managed. Potash tailings, which contain primarily sodium chloride, iron and clay, are stored in surface disposal sites. Phosphate residuals, consisting primarily of phosphogypsum, typically are stored in phosphogypsum stack systems. Other phosphate mining residuals, clay and sand tailings are used in reclamation. The Company has incurred and will continue to incur significant costs to manage its potash and phosphate residual materials in accordance with environmental laws, regulations, and permit requirements.

    In 1994, the Saskatchewan Department of Environmental and Resource Management (Department) published regulations requiring all potash mine operators to submit for approval facility decommissioning and reclamation plans covering all facilities at a mine, including surface disposal sites for potash tailings. The Department also requires operators to provide financial assurance that the plans will be carried out. The Company filed its decommissioning plans for its four Saskatchewan potash mines in 1997. Recently, the Company's plans, as well as the plans for other mining companies in Saskatchewan, were disapproved by the Department. The Company is evaluating the Department's objections and will be working with the Department to prepare revised plans. Costs for decommissioning are likely to be significant. The Company does not anticipate expending such funds for the decommissioning of salt piles and tailing management areas until agreement with the Department over a decommissioning plan has been reached. By contrast, the decommissioning of surface facilities and active mining areas will not occur until those facilities are closed. The Company's locations have sufficient potash reserves to continue operating for more than 100 years. Like all members of the Saskatchewan potash industry, the Company is unable to predict with certainty the financial impact of the regulation on the Company due to the anticipated life of each mine, potential advances in tailings management technology, and changes from time to time in rules and regulations.

    With regard to phosphate processing, Florida law may require IMC-Agrico to close one or more of its unlined phosphogypsum stacks and/or associated cooling ponds after March 25, 2001 if the stack system is demonstrated to cause a violation of Florida's water quality standards. IMC-Agrico has already filed an application with Florida's Department of Environmental Protection to close the unlined gypsum stack at its New Wales facility in central Florida. Closure activities would begin on July 1, 1998 if the plan is accepted and would cost approximately $1.7 million, net of recorded accruals, for construction activities over a period of five years. IMC-Agrico cannot predict at this time whether Florida will require closure of any of its other stack systems. The costs of such closure could be significant.

    IMC-Agrico continues to address elevated levels of sulfate and sodium indicators in groundwater at its New Wales facility. In 1992, elevated sulfate levels were detected in groundwater beneath an unlined cooling pond. In response, the Central Florida Regional Planning Council required IMC-Agrico to plug former recharge wells and either show that groundwater sulfate levels have returned to acceptable levels or line or relocate the cooling pond. Recent monitoring data have evidenced an improving trend in the sulfate and sodium indicator levels. Based on this trend, IMC-Agrico received a permit to continue operating the cooling pond until July 1998, at which time the permit must be renewed. If indicators do not reach acceptable levels, options will be pursued to meet the operating needs of the facility. The cost to line or relocate the cooling pond, if necessary, is estimated to be approximately $50.0 million.

Remedial Activities
    Many of the Company's currently and formerly owned facilities have been in operation for many years. The historical use and handling of regulated chemical substances and crop nutrient products at these facilities by the Company and predecessor operators has resulted in soil and groundwater contamination. The Company also has purchased facilities that were contaminated by previous owners through their use and handling of regulated chemical substances. In addition, through the FTX Merger, the Company has assumed responsibility for contamination at facilities that were operated by FTX or its predecessors.

    Spills or other unintended releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring the Company to undertake or fund cleanup efforts. At some locations, the Company has agreed, pursuant to consent orders with the appropriate governmental agencies, to undertake certain investigations (which currently are in progress) to determine whether remedial action may be required to address contamination.

    Material expenditures may be required by the Company in the future to remediate the contamination at these current or former sites. With regard to known unindemnified FTX sites, the Company expects that remedial expenditures of approximately $2.0 million may be necessary. The cost of any remedial actions that ultimately may be required at other sites that are currently under investigation or for which investigations have not been performed cannot be determined. It is the Company's policy to accrue environmental investigatory and noncapital remediation costs for identified sites when: (i) litigation has commenced or (ii) a claim, or assessment has been asserted or is probable and the likelihood of an unfavorable outcome is probable.

    The Company believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for a portion of the costs that may be expended by the Company to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to the Company's acquisition of facilities or businesses from parties including Kaiser Aluminum & Chemical Corporation, Beatrice Companies, Inc., Estech, Inc. and certain other public and private entities. The Company has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date.

Superfund
    The Comprehensive Environmental Response Compensation and Liability Act (CERCLA), also known as "Superfund," imposes liability without regard to fault or to the legality of a party's conduct, on certain categories of persons that are considered to have contributed to the release of "hazardous substances" into the environment. Currently, the Company is involved or concluding involvement at less than ten Superfund sites. At none of these sites alone, nor in the aggregate, is the Company's liability currently expected to be material. As more information is obtained regarding the sites and the potentially responsible parties involved, this expectation may change.

Employees
---------
    The Company had approximately 8,950 employees at December 31, 1997. The work force consisted of 3,788 salaried, 5,120 hourly and 41 temporary or part-time employees.


Labor Relations
---------------
    The Company has 21 collective bargaining agreements with ten international unions or their affiliated local chapters. At December 31, 1997, approximately 52 percent of the hourly work force were covered under collective bargaining agreements. Five agreements covering 44 percent of the hourly work force were negotiated during 1997. Resulting wage and benefit increases were consistent with competitive industry and community standards. Six agreements covering approximately 35 percent of the hourly work force will expire during 1998. The Company has not experienced a significant work stoppage in recent years and considers its employee relations to be good.


EXECUTIVE OFFICERS OF THE REGISTRANT

    The ages and five-year employment history of the Company's executive officers at February 27, 1998 is as follows:

Wendell F. Bueche
Age 67. Chairman of the Board of the Company. Mr. Bueche served as Chairman and Chief Executive Officer from August 1994 through June 1997. From February 1993 until August 1994, he served as President and Chief Executive Officer. Mr. Bueche was Chairman of the Board, Chief Executive Officer and President of Allis-Chalmers Corporation from 1986 through 1988. He retired from full-time employment from 1989 until February 1993. Mr. Bueche is also a director of Marshall & Ilsley Corporation, M&I Marshall & Ilsley Bank, WICOR, Inc., Wisconsin Gas Company and Executive Association, American Industrial Partners, L. P. Mr. Bueche has served as an IMC Global Director since July 1991, and his term expires in April 1999. Mr. Bueche currently serves on the Executive Committee and is a non-voting member of the Committee on Directors and Board Affairs.

Robert E. Fowler, Jr.
Age 62. President and Chief Executive Officer of the Company. Mr. Fowler served as President and Chief Operating Officer from March 1996 through June 1997. He served as President and Chief Executive Officer of Vigoro from September 1994 through February 1996 and as President and Chief Operating Officer from July 1993 to September 1994.
Mr. Fowler served as President and Chief Executive Officer of BCC Industrial Services from June 1991 to June 1993. He is a director of Anixter International, Inc. Mr. Fowler previously served as a director of Vigoro from August 1993 through February 1996 and has served as an IMC Global Director since March 1996. His term expires in April 2000. Mr. Fowler currently serves on the Executive Committee and is a non-voting member of the Committee on Directors and Board Affairs.

C. Steven Hoffman
Age 48. Senior Vice President of the Company. Mr. Hoffman served as Senior Vice President, Marketing from 1993 until 1994; Senior Vice President, Sales from 1992 until 1993; Senior Vice President, Wholesale Marketing from 1990 until 1992.

John U. Huber
Age 59 . Senior Vice President of the Company and President of the IMC Kalium business unit. Mr. Huber has served as President of the IMC Kalium business unit since joining the Company in March 1996. Prior to joining the Company, Mr. Huber served as Executive Vice President of The Vigoro Corporation from June 1993 to March 1996. Prior thereto he served as President of Kalium Chemicals, Ltd. (now known as IMC Kalium Ltd.) and as President of Kalium Canada, Ltd. (now known as IMC Kalium Canada Ltd.) from August 1991 to March 1996.

J. Bradford James
Age 51. Senior Vice President and Chief Financial Officer of the Company since joining the Company in February 1998. Prior to joining IMC, Mr. James served as Executive Vice President of USG Corporation from 1995 through 1997 and Senior Vice President and Chief Financial Officer of USG Corporation from 1991 through 1994.

B. Russell Lockridge
Age 47. Senior Vice President, Human Resources of the Company since joining the Company in July 1996. Mr. Lockridge served as Corporate Director, Executive Compensation and Development at FMC Corporation from 1992 to 1996 and as Human Resource Director for FMC's Chemical Business from 1986 to 1992.

Anne M. Scavone
Age 34. Vice President and Controller of the Company. Ms. Scavone served as Director, Joint Venture Finances from April 1995 to April 1996 and as Joint Venture Financial Coordinator from April 1993 to April 1995. Prior to joining the Company, Ms. Scavone was a Manager at Ernst & Young from July 1990 to April 1993.

Marschall I. Smith
Age 52. Senior Vice President and General Counsel of the Company since joining the Company in 1993. Mr. Smith was Senior Vice President and General Counsel of American Medical International Inc. from 1992 until 1993 and Associate General Counsel of Baxter International Inc. from 1980 to 1992.

Robert M. Van Patten
Age 52. Senior Vice President of the Company and President of the IMC AgriBusiness business unit. Mr. Van Patten has served as President of the IMC AgriBusiness business unit since joining the Company in March 1996. Prior to joining the Company, Mr. Van Patten served as Executive Vice President of The Vigoro Corporation and as President of Vigoro Industries, Inc. (now known as IMC AgriBusiness Inc.) from June 1993 to March 1996. Prior thereto he served as President of the Agribusiness Division of Vigoro Industries, Inc.

Lynn F. White
Age 45. Senior Vice President, Corporate Development since October 1997. Mr. White also served as acting Chief Financial Officer of the Company from October 1997 until February 1998; and Vice President, Corporate Development from February 1997 until October 1997. Prior to joining the Company, Mr. White served in a wide array of domestic and international assignments for FMC Corporation, including General Manager of FMC Corporation's worldwide Food Ingredients Division.

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


Item 3.  Legal Proceedings.(1)

Sterlington Litigation
----------------------
    In early 1998, the Company entered into a Preliminary Settlement Agreement with the plaintiffs in connection with the Louisiana class action arising out of a May 1991 explosion at a nitroparaffins plant located in Sterlington, Louisiana. The agreement settles all claims that members of the class have against the Company and releases the Company from further potential liabilities based on the claims of the members of the class. The Preliminary Settlement Agreement must be approved by the court at a fairness hearing. The Company also has settled all the known claims of individuals and entities who opted out of the Louisiana class action. Settlement of the Louisiana third-party claims is intended to resolve the Company's known potential future liabilities in connection with the Sterlington explosion. In addition, the settlement is intended to protect the Company from the remaining claims filed by ANGUS Chemical Company with respect to the Sterlington explosion.


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


FTX Merger Litigation
---------------------
    In August 1997, five identical class action lawsuits were filed in Chancery Court in Delaware by unitholders of PLP. Each case named the same defendants and broadly alleged that FTX and FMRP Inc. (FMRP) had breached fiduciary duties owed to the public unitholders of PLP. The Company was alleged to have aided and abetted these breaches of fiduciary duty.

    In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations of breaches of fiduciary duty against FTX and FMRP for allegedly favoring the interests of FTX and FTX's common stockholders in connection with the FTX Merger. The plaintiffs claimed specifically that, by virtue of the FTX Merger, the public unitholders' interests in PLP's ownership of IMC-Agrico would become even more subject to the dominant interest of the Company. The amended complaint seeks certification as a class action and an injunction against the proposed FTX Merger or, in the alternative, rescissionary damages. The defendants' time to answer or otherwise plead to the amended complaint has been extended indefinitely by agreement.


Other
-----
    In the ordinary course of its business, the Company is involved in routine litigation.


Item 4.  Submission of Matters to a Vote of Security Holders.

   (a) A special meeting of the stockholders was held on December 22, 1997 (Special Meeting of Stockholders).

   (b) Not applicable.

   (c)  The following matters were voted upon at the Special Meeting of
       Stockholders:

       1. Approval of the Issuance of Shares Pursuant to Merger

        The proposal to approve and adopt the Agreement and Plan of Merger (as defined in the Joint Proxy and Prospectus dated November 17, 1997) dated as of August 26, 1997 between IMC and FTX, a Delaware corporation, (including the issuance of shares of common stock, par value $1.00 per share, of IMC contemplated thereby) was ratified by the affirmative vote of an aggregate of 69,785,392 shares of common stock. A total of 5,255,786 shares of common stock voted against the proposal. Holders of 50,269 shares of common stock abstained from voting.

             2.   Approval of Stock Amendment to the Restated
        Certificate of Incorporation

        The adoption of the amendment to the Restated Certificate of Incorporation (as defined in the Joint Proxy and Prospectus dated November 17, 1997) to increase to 300,000,000 the authorized number of shares of common stock was ratified by the affirmative vote of an aggregate of 78,796,372 shares of common stock. A total of 3,403,507 shares of common stock voted against adoption. Holders of 53,130 shares of common stock abstained from voting.

             3.   Approval of Charter Amendment to the Restated
        Certificate of Incorporation

        The adoption of an amendment to the Restated Certificate of Incorporation to increase the range of the number of directors that may from time to time comprise the Board of Directors of IMC to not less than five nor more than 18 was ratified by the affirmative vote of an aggregate of 80,893,648 shares of common stock. A total of 1,296,211 shares of common stock voted against adoption. Holders of 63,148 shares of common stock abstained from voting.

      (d)  Not applicable.

PART II.

Item 5.  Market for the Registrant's Common Stock and Related
Stockholder Matters.

COMMON STOCK PRICES AND DIVIDENDS
                                              Quarter
                             ----------------------------------------
1997                          First     Second      Third      Fourth
----------------------------------------------------------------------
Dividends per common share   $ 0.08     $ 0.08      $ 0.08     $ 0.08
Common stock prices:
High                         $42.500    $39.375     $37.250    $37.625
Low                           33.125     33.125      31.375     29.625

                                              Quarter
                             -----------------------------------------
1996                          First     Second      Third      Fourth
----------------------------------------------------------------------
Dividends per common share   $ 0.08     $ 0.08      $ 0.08     $ 0.08
Common stock prices:
High                         $43.250    $39.875     $44.500    $41.000
Low                           33.625     32.250      35.125     33.875

    The Company's common stock is traded on the New York and Chicago Stock Exchanges under the symbol IGL. As of February 27, 1998, the
Company had                               114,048,651 shares of common
stock outstanding, excluding
10,738,520 treasury shares. Common stock prices are from the composite tape for New York Stock Exchange issues as reported in The Wall Street Journal. As of February 27, 1998, the number of registered holders of common stock as reported by the Company's registrar was
12,728.    However, an indeterminable number of stockholders
beneficially own shares of the Company's common stock through investment funds and brokers. For the year ended December 31, 1997, the Company paid cash dividends of $29.7 million.


Item 6.  Selected Financial Data.

     For information related to the years 1993 through 1997 contained under the heading "Five Year Comparison," reference is made to page 74 of the Company's 1997 Annual Report to Stockholders.


Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition.

     Reference is made to "Management's Discussion and Analysis of Results of Operations and Financial Condition" appearing on pages 28 through 41 of the Company's 1997 Annual Report to Stockholders.


Item 8.  Financial Statements and Supplementary Data.

     Reference is made to the Company's Consolidated Financial Statements and Notes thereto appearing on pages 44 through 71 of the Company's 1997 Annual Report to Stockholders, together with the report thereon of Ernst & Young LLP dated January 26, 1998, appearing on page 43 of such Annual Report and the information contained under the heading "Quarterly Results (unaudited)" appearing on pages 72 and 73 of such Annual Report.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

    Not applicable.

PART III.

Item 10.  Directors and Executive Officers of the Registrant.

    The information contained under the headings "The Annual Meeting-- Election of Directors" and "Beneficial Ownership of Common Stock--
Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders and the information contained under the heading "Executive Officers of the Registrant" in Part I, Item 1 hereof is incorporated herein by reference.

Item 11.  Executive Compensation.

    The information under the heading "Executive Compensation" included in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

    The information under the heading "Beneficial Ownership of Common Stock" included in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference. The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

Item 13.  Certain Relationships and Related Transactions.

    The information under the headings "Executive Compensation" and "Transactions with Principal Stockholders, Directors and Executive Officers" included in the Company's definitive Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.


PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-
K.

(a)(1) Consolidated financial statements filed as part of this report are listed under Part II, Item 8 of this Annual Report on Form 10-K.

(a)(2) All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(a)(3) The exhibits listed in the following index have previously been filed with the Securities and Exchange Commission or are being filed as part of this report.
                                                         Filed with
Exhibit                              Incorporated Herein Electronic
  No.         Description              By Reference to  Submission

3.1    Restated Certificate of       Company's Report on
       Incorporation, as amended     Form 8-K dated
                                     November 1, 1994

3.2    Certificate of Amendment to   Exhibit 3.2 to the
       Restated Certificate of       1997 Annual Report
       Incorporation, dated October  on Form 10-K
       20, 1994

3.3    Certificate of Amendment to   Exhibit 3.2 to the
       Restated Certificate of       Company's
       Incorporation, dated October  Registration
       23, 1995                      Statement on Form 8-
                                     A/A-1 dated January
                                     12, 1996

3.4    Certificate of Amendment to   Exhibit 3.4 to the
       Restated Certificate of       1997 Annual Report
       Incorporation, dated March    on Form 10-K
       1, 1996

3.5    Certificate of Amendment to   Certificate of        X
       Restated Certificate of       Merger
       IncorporationMerger dated
       December 22, 1997

3.6    Amended and Restated By-Laws                        X

3.7    Rights Agreement dated June   Company's Report on
       21, 1989, amended as of       Form 8-A/A dated
       August 17, 1995, with The     September 7, 1995.
       First National Bank of
       Chicago (including the
       Shareholder Rights Plan).

4.1    Indenture, dated as of July   Exhibit 4.1 to the
       17, 1997, between IMC Global  Company's Report on
       Inc. and The Bank of New      Form 8-K dated July
       York, relating to the         23, 1997
       issuance of 6.875% Senior
       Debentures due July 15,
       2007, 7.30% Senior
       Debentures due January 15,
       20208, and 6.55     % Senior
       Notes due
       January 15, 2005

10.1   Agreement dated June 27,      Exhibit 10.6 to the
       1985, supplementing,          Company's
       amending and continuing       Registration
       Potash Resource Payment       Statement on Form S-
       Agreement dated October 15,   1, (Amendment No.
       1979, between Mallinckrodt    2),
       and the Province of           (No. 33-22914)
       Saskatchewan

10.2   Mining and Processing         Exhibit 10.7 to the
       Agreement dated January 31,   Company's
       1978, between Potash          Registration
       Corporation of Saskatchewan   Statement on Form S-
       Inc. and International        1, (No. 33-17091)
       Minerals & Chemical (Canada)
       Global Limited

10.3 * Management Incentive          Exhibit 10.17 to
       Compensation Program, as      the Company's
       amended through July 1, 1996  Registration
                                     Statement on Form S-
                                     1, (No. 33-17091)

10.4 * Amendment to Management       Exhibit 10.6 to the
       Incentive Compensation        1997 Annual Report
       Program                       on Form 10-K

10.5 * 1996 Long-Term Performance    Exhibit 10.77 to
       Incentive Plan                the Company's
                                     September 30, 1996
                                     Form 10-Q

10.6 * 1988 Stock Option & Award     Exhibit 10.8 to the
       Plan, as amended and          1997 Annual Report
       restated                      on Form 10-K

10.7 * 1994 Stock Option Plan for    Exhibit 4(a) to the
       Non-Employee Directors        Company's
                                     Registration
                                     Statement on Form S-
                                     8, (No. 33-56911)

10.8 * Retirement Plan for Salaried  Exhibit 10.9 to the
       Employees, as amended         1995 Annual Report
       through November 1, 1994,     on Form 10-K
       and as currently in effect

10.9 * Supplemental Benefit Plan     Exhibit 10.12 to
                                     the Company's
                                     Registration
                                     Statement on Form S-
                                     1, (No. 33-17091)

10.10* Supplemental Executive        Exhibit 10.7 to the
       Retirement Plan, as amended   Company's
       through June 30, 1992, and    Registration
       as currently in effect        Statement on Form S-
                                     1, (No. 33-17091)

10.11* Investment Plan for Salaried  Exhibit 10.12 to
       Employees, as amended         the 1995 Annual
       through July 1, 1994, and as Report on Form 10-K currently in effect

10.12* Management Compensation and   Exhibit 10.14 to
       Benefit Assurance Program,    the 1996 Annual
       as amended through            Report on Form 10-K
       August 17, 1995

10.13* Form of Trust Agreement with  Exhibit 10.33 to
       Wachovia Bank & Trust Co.,    the 1992 Annual
       N.A., as amended through      Report on Form 10-K
       August 15, 1991

10.14* Form of Contingent            Exhibit 10.18 to
       Employment Agreement dated    the 1995 Annual
       September 1, 1995, with       Report on Form 10-K
       Officers of Corporation

10.15* Form of  "Gross Up"           Exhibit 10.20 to
       Agreement dated September 1,  the 1995 Annual
       1995, with Officers of        Report on Form 10-K
       Corporation, as amended

10.16* Directors' Retirement         Exhibit 10.54 to
       Service Plan Effective July   the 1992 Annual
       1, 1989                       Report on Form 10-K

10.17* Amendment Number 2 to         Exhibit 10.44 to
       Investment Plan for Salaried  the Company's
       Employees effective March 1,  Registration
       1988 and restated effective   Statement on Form S-
       January 1, 1992               4, (No. 33-49795)

10.18* First Amendment, dated July   Exhibit 10.45 to
       2, 1991, to form of           the Company's
       Contingent Employment         Registration
       Agreement with Officers of    Statement on Form S-
       Corporation                   4, (No. 33-49795)

10.19* Amendment, dated July 2,      Exhibit 10.46 to
       1991, to Form of "Gross Up"   the Company's
       Agreement with Officers of    Registration
       Corporation                   Statement on Form S-
                                     4, (No. 33-49795)

10.20* Consulting Agreement, dated   Exhibit 10.48 to
       July 19, 1993, between        the Company's
       Wendell F. Bueche and IMC     Registration
       Global Inc.                   Statement on Form S-
                                     4, (No. 33-49795)

10.21* Amendment and Extension       Exhibit 10.49 to
       Agreement, dated as of June   the 1995 Annual
       15, 1995, to Employment       Report on Form 10-K
       Agreement dated as of April
       15, 1993 and Consulting
       Agreement dated as of July
       19, 1993, between Wendell F.
       Bueche and IMC Global Inc.

10.22* Non-competition Agreement     Exhibit 10.71 to
       dated as of March 1, 1996     the 1996 Annual
       between IMC Global Inc., IMC  Report on Form 10-K
       Global Operations Inc. and
       C. Steven Hoffman

10.23* Non-competition Agreement     Exhibit 10.72 to
       dated as of February 29,      the 1996 Annual
       1996 between IMC Global Inc. Report on Form 10-K and Robert E. Fowler, Jr.

10.24* Non-competition Agreement     Exhibit 10.26 to      X
       dated as of March 1, 1996     the 1997 Annual
       between IMC Global Inc. and   Report on Form 10-K
       John U. Huber

10.25* Non-competition Agreement     Exhibit 10.27 to      X
       dated as of March 1, 1996     the 1997 Annual
       between IMC Global Inc. and   Report on Form 10-K
       Robert M. Van Patten

10.26* Transition Bonus Agreement    Exhibit 10.73 to
       dated as of March 1, 1996     the 1996 Annual
       between IMC Global Inc., IMC  Report on Form 10-K
       Global Operations Inc. and
       Marschall I. Smith

10.27* The Vigoro Corporation        Exhibit 10.74 to
       Severance Plan, as amended    the 1996 Annual
                                     Report on Form 10-K

10.28* The IMC Global Inc.           Exhibit 10.75 to
       Severance Plan                the 1996 Annual
                                     Report on Form 10-K

10.29  Suspension Agreement          Exhibit 10.17 to
       concerning Potassium          the Company's
       Chloride from Canada among    Registration
       the U.S. Department of        Statement on Form S-
       Commerce and the signatory    1, (No. 33-17091)
       purchasers/exporters of
       potassium chloride from
       Canada dated January 7, 1988

10.30  Settlement Agreement dated    Exhibit 10.18 to
       as of November 3, 1987, by    the Company's
       and among the Board of        Registration
       Trustees of the Internal      Statement on Form S-
       Improvement Trust Fund of     1, (No. 33-17091)
       the State of Florida, the
       Department of Natural
       Resources of the State of
       Florida and Mallinckrodt

10.31  Sulphur Joint Operating       Exhibit 10.40 to
       Agreement dated as of May 1,  the 1990 Annual
       1988, among Freeport-McMoRan  Report on Form 10-K
       Resource Partners, IMC
       Global Operations Inc. and
       Felmont Oil Corporation

10.32  Oil/Gas Operating Agreement   Exhibit 10.41 to
       dated as of June 5, 1990,     the 1990 Annual
       among Freeport-McMoRan        Report on Form 10-K
       Resource Partners, IMC
       Global Operations Inc. and
       Felmont Oil Corporation

10.33  Agreement in Principle dated  Exhibit 10.43 to
       September 7, 1990, with       the 1990 Annual
       Mallinckrodt                  Report on Form 10-K

10.34  Agreement dated as of         Exhibit 10.44 to
       September 12, 1990, with      the 1990 Annual
       Mallinckrodt                  Report on Form 10-K

10.35  Memorandum of Agreement as    Exhibit 10.51 to
       of December 21, 1990,         the 1991 Annual
       amending Mining and           Report on Form 10-K
       Processing Agreement of
       January 31, 1978, between
       Potash Corporation of
       Saskatchewan Inc. and
       International Minerals &
       Chemical (Canada) Global
       Limited

10.36  Division of Proceeds          Exhibit 10.52 to
       Agreement dated December 21,  the 1991 Annual
       1990, between Potash          Report on Form 10-K
       Corporation of Saskatchewan
       Inc. and International
       Minerals & Chemical (Canada)
       Global Limited

10.37  Contribution Agreement dated  Exhibit 10.55 to
       April 5, 1993 between         the Company's March
       Freeport-McMoRan Resource     31, 1993 Form 10-
       Partners, Limited             Q/A (Amendment No.
       Partnership and IMC Global    1) filed on May 19,
       Operations Inc.               1993

10.38  Form of Partnership           Exhibit 10.29 to
       Agreement, dated as of July   the 1995 Annual
       1, 1993, as further amended   Report on Form 10-K
       and restated as of May 26,
       1995, between IMC-Agrico GP
       Company, Agrico Limited
       Partnership and IMC-Agrico
       MP Inc., including
       definitions

10.39  Form of Parent Agreement,     Exhibit 10.30 to
       dated as of July 1, 1993, as the 1995 Annual further amended and restated Report on Form 10-K as of May 26, 1995, between IMC Global Operations Inc.,
       Freeport-McMoRan Resource
       Partners, Limited
       Partnership, Freeport-
       McMoRan Inc. and IMC-Agrico
       Company

10.40  Amendment, Waiver and         Exhibit 10.31 to
       Consent, dated May 26, 1995,  the 1995 Annual
       among IMC Global Inc.; IMC    Report on Form 10-K
       Global Operations Inc.; IMC-
       Agrico GP Company; IMC-
       Agrico MP, Inc.; IMC-Agrico
       Company; Freeport-McMoRan
       Inc.; Freeport-McMoRan
       Resource Partners, Limited
       Partnership; and Agrico,
       Limited Partnership

10.41  Agreement and Plan of         Exhibit 10.32 to
       Complete Liquidation and      the 1995 Annual
       Dissolution, dated May 26,    Report on Form 10-K
       1995, among IMC Global
       Operations Inc., IMC-Agrico
       GP Company, and IMC-Agrico
       MP, Inc.

10.42  Sterlington Settlement        Exhibit 10.58 to
       Agreement between IMC Global  the Company's March
       Inc., ANGUS Chemical Company  31, 1993 Form 10-
       and Industrial Risk Insurers  Q/A (Amendment No.
       dated April 1, 1993           1) filed on May 19,
                                     1993

10.43  First Amendment to            Exhibit 10.59 to
       Contribution Agreement,       the Company's
       dated as of July 1, 1993,     Report on Form 8-K
       between Freeport-McMoRan      dated July 16, 1993
       Resource Partners, Limited
       Partnership and IMC Global
       Operations Inc.

10.44  Loan Agreement, dated as of   Exhibit 10.64 to
       December 1, 1991, between     the Company's
       IMC Global Operations Inc.    Registration
       and the Polk County           Statement on Form S-
       Industrial Development        4, (No. 33-49795)
       Authority (Florida)

10.45  Amended and Restated          Exhibit 10.65 to
       Unconditional Guaranty,       the Company's
       dated as of December 1, 1991  Registration
       of IMC Global Inc. with       Statement on Form S-
       respect to Polk County        4, (No. 33-49795)
       Industrial Development
       Authority (Florida)
       Industrial Development
       Revenue Bonds (IMC Global
       Operations Inc. Project)
       1991 Tax-Exempt Series A and
       1992 Tax-Exempt Series A

10.46  Supplemental Loan Agreement,  Exhibit 10.66 to
       dated as of January 1, 1992,  the Company's
       between IMC Global            Registration
       Operations Inc. and the Polk  Statement on Form S-
       County Industrial             4, (No. 33-49795)
       Development Authority
       (Florida)

10.47  Second Supplemental Loan      Exhibit 10.67 to
       Agreement, dated as of June   the Company's
       30, 1993, between IMC Global  Registration
       Operations Inc. and the Polk  Statement on Form S-
       County Industrial             4, (No. 33-49795)
       Development Authority
       (Florida)

10.48  Amendment to Guaranty, dated  Exhibit 10.68 to
       June 30, 1993, with respect   the Company's
       to Polk County Industrial     Registration
       Development Authority         Statement on Form S-
       (Florida) Industrial          4, (No. 33-49795)
       Development Revenue Bonds
       (IMC Global Operations Inc.
       Project) 1991 Tax-Exempt
       Series A and 1992 Tax-Exempt
       Series A

10.49  Indenture of Trust, dated as  Exhibit 10.69 to
       of December 1, 1991, between  the Company's
       Polk County Industrial        Registration
       Development Authority (the    Statement on Form S-
       "Authority") and The Bank of  4, (No. 33-49795)
       New York, as Trustee (the
       "IRB Trustee") relating to
       the Industrial Development
       Revenue Bonds (IMC Global
       Operations Inc. Project)
       1991 Tax-Exempt Series A
       (the "Series 1991 Bonds")

10.50  Supplemental Indenture of     Exhibit 10.70 to
       Trust, dated as of January    the Company's
       1, 1992, between the          Registration
       Authority and the IRB         Statement on Form S-
       Trustee, relating to the      4, (No. 33-49795)
       Industrial Development
       Revenue Bonds (IMC Global
       Operations Inc. Project)
       1992 Tax-Exempt Series A
       (the "Series 1992 Bonds")

10.51  Second Supplemental           Exhibit 10.71 to
       Indenture of Trust, dated as  the Company's
       of June 30, 1993, between     Registration
       the Authority and the IRB     Statement on Form S-
       Trustee, relating to the      4, (No. 33-49795)
       Series 1991 Bonds and the
       Series 1992 Bonds

10.52  Agreement Under the Parent    Exhibit 10.63 to
       Agreement, dated as of        the Company's
       January 23, 1996, among IMC   December 31, 1995
       Global Inc.; IMC Global       Form 10-Q
       Operations Inc.; Freeport-
       McMoRan Resource Partners,
       Limited Partnership;
       Freeport-McMoRan Inc.; and
       IMC-Agrico Company, a
       Delaware general partnership

10.53  Amendment and Agreement       Exhibit 10.64 to
       Under the Partnership         the Company's
       Agreement, dated as of        December 31, 1995
       January 23, 1996, by and      Form 10-Q
       among IMC-Agrico GP Company;
       Agrico, Limited Partnership;
       IMC-Agrico MP, Inc.; IMC
       Global Operations Inc. and
       IMC-Agrico Company

10.54  Second Amended and Restated   Exhibit 10.67 to      X
       Related Party Guaranty,       the 1997 Annual
       dated as of February 28,      Report on Form 10-K
       1996 by IMC Global Inc. and
       The Vigoro Corporation, a
       Delaware corporation, in
       favor of The Prudential
       Insurance Company of America

10.55  Five-Year Credit Agreement,   Exhibit 10.1 to the
       dated as of December 15,      Company's Report on
       1997 among IMC Global Inc.,   Form 8-K dated
       a Delaware corporation, as    December 22, 1997
       borrower, the financial
       institutions parties
       thereto, Morgan Guaranty
       Trust Company of New York,
       as Administrative Agent,
       Royal Bank of Canada, as
       Documentation Agent, The
       Chase Manhattan Bank and
       NationsBank, N.A., as Co-
       Syndication Agents, J.P.
       Morgan Securities Inc., as
       Arranger, and NationsBanc
       Montgomery Securities, Inc.
       and Royal Bank of Canada, as
       Co-Arrangers

10.56  364-Day Credit Agreement,     Exhibit 10.2 to the
       dated as of December 15,      Company's Report on
       1997 among IMC Global Inc.,   Form 8-K dated
       a Delaware corporation, as    December 22, 1997
       borrower, the financial
       institutions parties
       thereto, Morgan Guaranty
       Trust Company of New York,
       as Administrative Agent,
       Royal Bank of Canada as
       Documentation Agent, The
       Chase Manhattan Bank and
       NationsBank, N.A., as Co-
       Syndication Agents, J.P.
       Morgan Securities Inc., as
       Arranger, and NationsBanc
       Montgomery Securities, Inc.
       and Royal Bank of Canada, as
       Co-Arrangers

10.57  Five-Year Credit Agreement,                         X
       dated as of December 22,
       1997 among International
       Minerals & Chemical (Canada)
       Global Limited and IMC
       Kalium Canada Ltd., as
       borrowers, the Company, and
       Royal Bank of Canada, as
       Agent

10.58  Transfer and Administration   Exhibit 10.72 to      X
       Agreement, dated as of June   the 1997 Annual
       27, 1997, among IMC-Agrico    Report on Form 10-K
       Receivables Company L.L.C.,
       IMC-Agrico Company and
       Enterprise Funding
       Corporation, a Delaware
       corporation

10.59  Receivables Purchase          Exhibit 10.73 to      X
       Agreement between IMC-Agrico  the 1997 Annual
       Company as Seller and         Report on Form 10-K
       IMC-Agrico Receivables
       Company L.L.C. as Purchaser,
       dated as of June 27, 1997

10.60  Amendment Number 1 to                               X
       Transfer and Administration
       Agreement and Receivables
       Purchase Agreement among
       IMC-Agrico Receivables
       Company L.L.C., IMC-Agrico
       Company and Enterprise
       Funding Corporation, a
       Delaware corporation

10.61  Registration Rights           Exhibit 99.6 to the
       Agreement dated as of March   Company's March
       1, 1996 among IMC Global      31,1996 Form 10-Q
       Inc. and certain former
       stockholders of The Vigoro
       Corporation

10.62* Employment Agreement dated                          X
       as of January 29, 1998
       between the Company and
       Robert E. Fowler, Jr.

12     Ratio of Earnings to Fixed                          X
       Charges

13     The portions of the                                 X
       Company's 1997 Annual Report
       to Stockholders which are
       specifically incorporated by
       reference.

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

(b)    REPORTS ON FORM 8-K

       During the fourth quarter and through the date of this filing, the following reports were filed:

       A report under Item 5 Dated December 8, 1997
       A report under Item 5 Dated December 12, 1997
       A report under Items 2, 5 and 7 Dated December 22, 1997
       A report under Items 5 and 7 Dated January 14, 1998

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

                                  IMC GLOBAL INC.
                                    (Registrant)

                                /s/ Robert E. Fowler, Jr.
                                ------------------------------
                                  Robert E. Fowler, Jr.
                                  Chief Executive Officer and
                                  President

Date:  March 11, 1998

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

      Signature               Title                   Date
----------------------------------------------------------------------
/s/ Robert E. Fowler, Jr.    Chief Executive Officer    March 11, 1998
Robert E. Fowler, Jr.        (principal executive
                             officer), President
                             (principal operating
                             officer) and Director

/s/ J. Bradford James        Senior Vice President      March 11, 1998
------------------------     and Chief Financial
J. Bradford James            Officer (principal
                             financial officer)

/s/ Anne M. Scavone          Vice President and         March 11, 1998
------------------------     Controller (principal
Anne M. Scavone              accounting officer)

       *                     Chairman and Director      March 11, 1998
------------------------
Wendell F. Bueche

       *                     Director                   March 11, 1998
------------------------
Raymond F. Bentele

       *                     Director                   March 11, 1998
------------------------
Robert W. Bruce III

       *                     Director                   March 11, 1998
------------------------
Rod F. Dammeyer

       *                     Director                   March 11, 1998
------------------------
James M. Davidson

       *                     Director                   March 11, 1998
------------------------
Rene' L. Latiolais

       *                     Director                   March 11, 1998
------------------------
Harold H. MacKay

       *                     Director                   March 11, 1998
------------------------
David B. Mathis

       *                     Director                   March 11, 1998
------------------------
Donald F. Mazankowski

       *                     Director                   March 11, 1998
------------------------
James R. Moffett

       *                     Director                   March 11, 1998
------------------------
Thomas H. Roberts, Jr.

       *                     Director                   March 11, 1998
------------------------
Joseph P. Sullivan

       *                     Director                   March 11, 1998
------------------------
Richard L. Thomas

       *                     Director                   March 11, 1998
------------------------
Billie B. Turner


*  By:    /s/ Marschall I. Smith
          ----------------------
          Marschall I. Smith
          Attorney-in-fact


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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the effect of general business and economic conditions; conditions in and policies of the agriculture industry; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws or policies of the United States and Canada; changes in governmental laws and regulations affecting environmental compliance, taxes and other matters impacting the Company; the risks attendant with mining operations; the potential impacts of increased competition in the markets the Company operates within; risks attendant with supply of and demand for oil and gas; the Company's ability to integrate certain acquired businesses and realize certain expected acquisition-related synergies and the risk factors reported from time to time in the reports filed by the Company with the SEC.