Form 10-Q
period 1998-03-31
IMC GLOBAL INC
filed 1998-05-14
CIK 820626

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

             For the quarterly period ended March 31, 1998

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,311,666 shares, excluding 10,738,520 treasury shares as of May 7, 1998.



  ------------------------------------------------------------------
----------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

    The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the following Notes to Condensed Consolidated Financial Statements. Certain 1997 amounts have been reclassified to conform to the 1998 presentation. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)
                                                    Three Months Ended
                                                         March 31,
                                                      1998       1997
-----------------------------------------------------------------------
Net sales                                            $676.8     $664.8
Cost of goods sold                                    503.6      493.3
                                                     ------      ------
 Gross margins                                        173.2      171.5

Selling, general and administrative expenses           64.3       63.2
Exploration expenses                                    9.5        -
                                                     ------      ------
 Operating earnings                                    99.4      108.3

Interest expense                                       24.1       12.7
Other (income) and expense, net                        (4.1)      (1.3)
                                                     ------      ------
Earnings before minority interest                      79.4       96.9
Minority interest                                       5.4       35.3
                                                     ------      ------
Earnings before taxes                                  74.0       61.6
Provision for income taxes                             26.0       22.5
                                                     ------      ------
 Earnings before extraordinary item                    48.0       39.1
Extraordinary charge - debt retirement                 (2.7)       -
                                                     ------      ------
 Net earnings                                        $ 45.3     $ 39.1
                                                     ======      ======

Basic earnings per share:
 Earnings before extraordinary item                  $ 0.42     $ 0.41
 Extraordinary charge - debt retirement               (0.02)       -
                                                     ------      ------
   Net earnings per share                            $ 0.40     $ 0.41
                                                     ======      ======

Basic weighted average number of shares outstanding   114.0       95.3

Diluted earnings per share:
  Earnings before extraordinary item                 $ 0.42     $ 0.41
  Extraordinary charge - debt retirement              (0.02)       -
                                                     ------      ------
   Net earnings per share                            $ 0.40     $ 0.41
                                                     ======      ======

Diluted weighted average number of shares
 outstanding                                          114.8       96.3


 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)
                                                March 31, December 31,
Assets                                            1998         1997
----------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                       $  123.8    $  109.7
 Receivables, net                                   298.0       288.1
 Inventories                                        679.5       592.8
 Deferred income taxes                               54.3        54.2
 Other current assets                                17.6        17.4
                                                 --------    --------
   Total current assets                           1,173.2     1,062.2
Property, plant and equipment, net                2,544.5     2,506.0
Other assets                                      1,126.0     1,105.7
                                                 --------    --------
Total assets                                     $4,843.7    $4,673.9
                                                 ========    ========


Liabilities and Stockholders' Equity
----------------------------------------------------------------------
Current liabilities:
 Accounts payable                                $  319.9    $  253.3
 Accrued liabilities                                200.5       230.9
 Short-term debt and current maturities of
  long-term debt                                    106.9       188.9
                                                 --------    --------
   Total current liabilities                        627.3       673.1
Long-term debt, less current maturities           1,393.2     1,235.2
Deferred income taxes                               396.9       389.7
Other noncurrent liabilities                        447.6       440.2
Stockholders' equity:
 Common stock, $1 par value authorized
  300,000,000 shares issued 125,017,239 shares
  and 124,668,286 shares at March 31 and
  December 31, respectively                         125.0       124.6
 Capital in excess of par value                   1,696.2     1,690.3
 Retained earnings                                  482.1       446.2
 Accumulated other comprehensive income             (28.4)      (30.8)
 Treasury stock, at cost, 10,738,520 shares and
  10,691,520 shares at March 31 and December 31,
  respectively                                     (296.2)     (294.6)
                                                 --------    --------
   Total stockholders' equity                     1,978.7     1,935.7
                                                 --------    --------
Total liabilities and stockholders' equity       $4,843.7    $4,673.9
                                                 ========    ========






 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                  Three months ended
                                                       March 31,
                                                   1998        1997
-----------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
 Net earnings                                     $  45.3     $  39.1
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation, depletion and amortization          48.2        43.3
   Minority interest                                  5.4        35.3
   Deferred income taxes                              6.3         6.3
   Other charges and credits, net                   (14.7)      (15.5)
   Changes in:
     Receivables                                    (13.3)      (30.9)
     Inventories                                    (86.7)     (107.9)
     Other current assets                            (0.2)        4.0
     Accounts payable                                66.5       145.1
     Accrued liabilities                            (17.4)        9.0
                                                  -------      -------
   Net cash provided by operating activities         39.4       127.8
                                                  -------      -------

Cash Flows from Investing Activities
------------------------------------
 Capital expenditures                               (88.7)      (39.0)
 Acquisitions of businesses, net of cash acquired    (1.0)      (11.4)
 Proceeds from sales of property, plant and
  equipment                                           2.3         0.7
                                                  -------      -------
   Net cash used in investing activities            (87.4)      (49.7)
                                                  -------      -------
   Net cash provided (used) before financing
    activities                                      (48.0)       78.1
                                                  -------      -------

Cash Flows from Financing Activities
------------------------------------
 Joint venture cash distributions to Phosphate
  Resource Partners Limited Partnership, net        (13.1)      (47.0)
 Payments of long-term debt                        (728.3)     (128.2)
 Proceeds from issuance of long-term debt, net      886.3       235.3
 Changes in short-term debt, net                    (82.0)      (50.0)
 Increase (decrease) in securitization of
  accounts receivable, net                            3.5       (12.5)
 Stock options exercised                              7.9         1.4
 Cash dividends paid                                 (9.1)       (7.5)
 Purchase of treasury stock                          (3.1)      (79.8)
                                                  -------      -------
   Net cash provided by (used in) financing
    activities                                       62.1       (88.3)
                                                  -------      -------

Net change in cash and cash equivalents              14.1       (10.2)
Cash and cash equivalents - beginning of period     109.7        63.3
                                                  -------      -------
Cash and cash equivalents - end of period         $ 123.8     $  53.1
                                                  =======      =======


 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except per share amounts)
                                                  Three months ended
                                                       March 31,
                                                  1998         1997
-----------------------------------------------------------------------
Common stock:
 Balance at December 31                          $  124.6    $  101.6
 Restricted stock awards                             (0.1)        -
 Stock options exercised and other                    0.5         0.1
                                                 --------    --------
   Balance at March 31                              125.0       101.7

Capital in excess of par value:
 Balance at December 31                           1,690.3       936.1
 Restricted stock awards                              0.3         -
 Stock options exercised and other                    5.6         1.3
                                                 --------    --------
   Balance at March 31                            1,696.2       937.4

Retained earnings:
 Balance at December 31                             446.2       413.0
 Net earnings                                        45.3        39.1
 Dividends ($.08 per share in 1998 and 1997)         (9.1)       (7.5)
 Other                                               (0.3)        -
                                                 --------    --------
   Balance at March 31                              482.1       444.6

Accumulated other comprehensive income:
 Balance at December 31                             (30.8)      (17.2)
 Foreign currency translation adjustment              2.4        (5.0)
                                                 --------    --------
   Balance at March 31                              (28.4)      (22.2)

Treasury stock:
 Balance at December 31                            (294.6)     (107.3)
 Restricted stock awards and other                    1.5         -
 Purchase of treasury stock                          (3.1)      (79.8)
                                                 --------    --------
   Balance at March 31                             (296.2)     (187.1)
                                                 --------    --------

Total stockholders' equity at March 31           $1,978.7    $1,274.4
                                                 ========    ========









 (See Notes to Condensed Consolidated Financial Statements on Page 5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share amounts)

1. Extraordinary Charge - Debt Retirement
   --------------------------------------
   In January 1998, the Company prepaid $120.0 million of unsecured term loans which bore interest at rates ranging between 7.12 percent and 7.18 percent and which were to mature at various dates between 2000 and 2005. In connection with the prepayment of such unsecured term loans, the Company recorded an extraordinary charge, net of taxes, of $2.7 million for redemption premium incurred. This prepayment was financed by net debt proceeds from the issuance in January 1998 of $150.0 million 6.55 percent senior notes due 2005 and $150.0 million
7.30 percent debentures due 2028.

2. Earnings Per Share
   ------------------
   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share," which is required to be adopted for financial statements for periods ending after December 15, 1997. As a result, the basic and diluted earnings per share amounts reported for 1998 have been calculated in accordance with SFAS No. 128. Similarly, all earnings per share amounts reported for prior periods have been restated to comply with this statement.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                       1998      1997
                                                       ----      ----
Basic earnings per share computation:
 Earnings available before extraordinary item         $48.0     $39.1
 Extraordinary charge - debt retirement                (2.7)      -
                                                       -----     -----
 Earnings available to common stockholders            $45.3     $39.1
                                                       =====     =====

Basic weighted average common shares outstanding      114.0      95.3

 Earnings per share before extraordinary item         $0.42     $0.41
 Extraordinary charge - debt retirement               (0.02)      -
                                                       -----     -----
 Basic earnings per share                             $0.40     $0.41
                                                       =====     =====

Diluted earnings per share computation:
 Earnings available before extraordinary item         $48.0     $39.1
 Extraordinary charge - debt retirement                (2.7)      -
                                                       -----     -----
 Earnings available to common stockholders            $45.3     $39.1
                                                       =====     =====

 Basic weighted average common shares outstanding     114.0      95.3
 Unexercised stock options                              0.8       1.0
                                                       -----     -----
 Diluted weighted average common shares outstanding   114.8      96.3
                                                       =====     =====

 Earnings per share before extraordinary item         $0.42     $0.41
 Extraordinary charge - debt retirement               (0.02)      -
                                                       -----     -----
 Diluted earnings per share                           $0.40     $0.41
                                                       =====     =====

   Options to purchase approximately 2.3 million and 1.2 million shares of common stock were outstanding during the March 1998 and 1997 quarters, respectively, but were not included in the computation of diluted earnings per share because the exercise price was greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

   Additionally, warrants to purchase approximately 8.4 million shares of common stock were outstanding during the March 1998 quarter but were not included in the computation of diluted earnings per share for the same reason as the options noted above.

3. Operating Segments
   ------------------
   In June 1997, SFAS No. 131, "Disclosures about Segments of an
Enterprise and Related Information," was issued effective for fiscal years beginning after December 15, 1997. The statement allows, and the Company chose, the early adoption of this statement for the year ended December 31, 1997 and all subsequent reporting periods.

   The Company's reportable segments and related accounting policies are consistent with those as disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

   Segment information for the years 1998 and 1997 was as follows:

                             Three months ended March 31, 1998
                  ----------------------------------------------------
                    IMC-Agrico      IMC        IMC
                  Crop Nutrients  Kalium  AgriBusiness  Other(a) Total
                  --------------  ------  ------------  -----    -----
Net sales from
 external customers   $316.2      $150.2     $140.3    $  70.1  $676.8
Intersegment net sales  48.3        25.4        -          3.0    76.7
Gross margins           71.3        76.6       19.3        6.0   173.2
Operating earnings      61.1        69.9       (7.6)     (24.0)   99.4


                             Three months ended March 31, 1997
                  ----------------------------------------------------
                    IMC-Agrico      IMC        IMC
                  Crop Nutrients  Kalium  AgriBusiness  Other(a) Total
                  --------------  ------  ------------  -----    -----
Net sales from
 external customers   $312.1      $125.3     $139.9    $  87.5  $664.8
Intersegment net sales  43.6        23.0        -         13.4    80.0
Gross margins           79.9        55.4       22.2       14.0   171.5
Operating earnings      69.3        50.3       (4.9)      (6.4)  108.3

(a) Segment information below the quantitative thresholds is attributable to two business units (IMC-Agrico Feed Ingredients and IMC Vigoro) and corporate headquarters. The Company produces and markets animal feed ingredients through IMC-Agrico Feed Ingredients. IMC Vigoro manufactures and distributes consumer lawn and garden products; produces and markets professional products for turf, nursery and horticulture markets; and produces and distributes potassium-based ice melter products. Corporate headquarters includes the elimination of inter-business unit transactions and oil and gas activities through its interest in Phosphate Resource Partners Limited Partnership (PLP).

4. Comprehensive Income
   --------------------
   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. Under SFAS No. 130, interim financial statements are required to report total comprehensive income for the period, which is as follows:

                                                   Three months ended
                                                        March 31,
                                                    1998        1997
----------------------------------------------------------------------
Comprehensive income:
 Net earnings                                       $45.3       $39.1
 Foreign currency translation adjustment              2.4        (5.0)
                                                   -----        -----
   Total comprehensive income for the period        $47.7       $34.1
                                                   =====        =====

5. Subsequent Events
    -----------------
Harris Acquisition
   In April 1998, the Company completed its previously announced acquisition of privately held Harris Chemical Group, Inc. and its Australian affiliate, Penrice Soda Products Pty. Ltd., (collectively,
HCG), for $1.4 billion (HCG Acquisition). Under the terms of the HCG Acquisition, the Company purchased all HCG equity for $450.0 million in cash and assumed approximately $950.0 million of debt. HCG, with annual sales of approximately $785.0 million, is a leading producer of salt, soda ash, boron chemicals and other inorganic chemicals, including potash crop nutrients.

IMC Vigoro
   In April 1998, the Company entered into a definitive agreement for the sale of the Company's consumer lawn and garden and professional products businesses to privately held Pursell Industries, Inc. The consumer lawn and garden and professional products businesses, together with a consumer and commercial ice melter unit, comprise the IMC Vigoro business unit. The Company will retain the ice melter business. The sale, which has received the required regulatory approval, is expected to be finalized by the end of the second quarter. In connection with the transaction, the Company will record a one-time, pre-tax restructuring charge of approximately $14.0 million, $9.0 million after tax benefits or $0.08 per share, in the second quarter.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

Results of Operations
---------------------
Three months ended March 31, 1998 vs. three months ended March 31, 1997
-----------------------------------------------------------------------
Overview
   Net sales for the first quarter ended March 31, 1998 were $676.8 million and gross margins were $173.2 million. Net earnings, before an extraordinary charge, were $48.0 million, or $0.42 per share. An extraordinary charge of $2.7 million, or $0.02 per share, related to the early extinguishment of debt, reduced net earnings to $45.3 million, or $0.40 per share. These results compare to net sales for the first quarter ended March 31, 1997 of $664.8 million, gross margins of $171.5 million and net earnings of $39.1 million, or $0.41 per share.

   Net sales increased two percent from the prior year first quarter while gross margins increased one percent from one year ago. The sales improvement was largely attributable to continued strong demand for potash by both domestic and export customers as well as a 13 percent increase in average potash prices. Potash sales rose 18 percent compared to the year-earlier quarter and volumes increased two percent. Sales of concentrated phosphates by IMC-Agrico Crop Nutrients also increased as strong domestic demand resulted in a net sales improvement of two percent over the year-earlier quarter. Largely offsetting increased potash and phosphate revenues were lower net sales at IMC-Agrico Feed Ingredients and IMC Vigoro.

   The operating results of the Company's three largest business units are discussed in more detail below.

IMC-Agrico Crop Nutrients
   IMC-Agrico Crop Nutrients' net sales for the first quarter increased two percent to $364.5 million compared to $355.7 million last year due to higher sales volumes, which were partially offset by lower sales realizations as compared to the same period one year ago. Overall volumes of concentrated phosphates, primarily diammonium phosphate
(DAP) and granular monoammonium phosphate, increased by $28.6 million from the prior year. The higher volumes resulted from strong winter fill movements, an early start to the spring season and favorable logistic conditions related to product movement. Lower average prices of concentrated phosphates, driven by reduced international DAP realizations, negatively impacted net sales $7.1 million. Furthermore, urea sales decreased $7.1 million from the prior year primarily due to a decrease in volumes sold to a large customer during the first quarter of 1998 in comparison to the first quarter of 1997 coupled with unfavorable pricing conditions primarily resulting from China's exit from the market in mid-1997. In addition, rock sales declined $3.8 million, mainly due to the Company's strategic decision to phase out export sales of rock. This action is being taken to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

   Gross margins declined 11 percent to $71.3 million for the quarter compared to $79.9 million last year, mainly due to higher production costs, partially offset by the combination of the higher volumes and lower prices discussed above. Production costs increased compared to the prior year's first quarter due to higher rock costs, increased operating expenses associated with record rainfall in Florida, and the temporary shutdown of the Faustina, Louisiana, plant in January due to utility power outages.

IMC Kalium
   IMC Kalium's net sales increased 18 percent to $175.6 million in the current quarter from $148.3 million in the prior year quarter. The increase was due to both volume and average sales realization improvements. The average sales realizations increased $23.5 million over the prior year as a result of multiple price increases over this time period. Domestic sales volumes increased $4.9 million over the prior year due to the inclusion of Western Ag-Minerals Company, which was acquired in September 1997, in the current quarter partially offset by lower intercompany domestic volumes.

   Gross margins increased 38 percent to $76.6 million for the quarter from $55.4 million one year ago, primarily due to the impact of higher volumes and increased average realizations discussed above.

IMC AgriBusiness
   IMC AgriBusiness' net sales remained virtually unchanged at $140.3 million in the first quarter of 1998 as compared to $139.9 million for the same prior year period. Sales remained the same due to increased volumes offset by lower prices. Sales volumes increased $4.8 million from higher volumes in the Rainbow division and the Midwest because dealers were attempting to obtain tight potash supplies at favorable pricing before previously announced price increases. Additionally, higher seed, ammonia and urea sales volumes increased net sales by $7.5 million. These increases were offset by unfavorable mixed goods sales volumes of $9.2 million caused by heavy rain in the Southeast curtailing dealer shipments along with lower prices of $4.0 million which resulted from decreased nitrogen solutions prices due to a softened market and lower ammonia prices.

   Gross margins decreased 13 percent from $22.2 million in the first quarter one year ago to $19.3 million in the current quarter, primarily due to higher volumes of $0.7 million and lower prices of $1.2 million discussed above coupled with higher costs of $2.4 million, primarily due to manufacturing inefficiencies.

Other
   The remaining offsets to the increases in first quarter net sales and gross margins compared to the same period in the prior year were primarily the result of lower volumes at IMC-Agrico Feed Ingredients and IMC Vigoro.

   The following table summarizes the Company's sales of crop nutrient products and average selling prices for the three months ended March 31:

                                                1998      1997
                                                ----      ----
Sales volumes (in thousands of short tons)(a):
 IMC-Agrico Crop Nutrients                     1,758     1,610
 IMC Kalium                                    2,287     2,232

Average price per ton(b):
 DAP                                            $171      $178
 Potash                                         $ 77      $ 68

(a)Sales volumes include tons sold captively.  IMC-Agrico Crop
   Nutrients' volumes represent dry product tons, primarily DAP.
(b)Average prices represent sales made FOB mine/plant.

Selling, General and Administrative Expenses
   Selling, general and administrative expenses increased $1.1 million, or two percent, to $64.3 million for the first quarter compared to $63.2 million one year ago. This increase was primarily due to the inclusion of the results of operations of businesses acquired since March 1997 in the Company's first quarter 1998 results of operations, partially offset by workforce reductions and savings from restructuring.

Other Income and Expense, Net
   Other income for the current quarter increased $2.8 million from the same period last year to $4.1 million. The increase was primarily a result of income received from interest rate locks associated with January 1998 debt issuances.

Interest Expense
   Interest expense totaled $24.1 million in the current quarter, an increase of $11.4 million from the same period in the prior year. The increase in interest expense was a direct result of increased activity under revolver loans and the issuance of: (i) $150.0 million 6.875 senior debentures due 2007 in July 1997; (ii) $150.0 million 6.55 percent senior notes due 2005 in January 1998; and (iii) $150.0 million debentures due 2028 in January 1998. The increase in interest expense was partially offset by the tender of higher interest notes and the early payment of certain unsecured term loans. As a result of the Company's refinancings, the weighted average interest rate for the first quarter 1998 decreased seven basis points to 6.40 percent compared to 7.10 percent for the same period in the prior year.

Income Taxes
   The effective income tax rate for the current quarter was 35.2 percent, compared to an effective tax rate of 36.5 percent one year ago primarily as a result of greater utilization of foreign tax credits.


Capital Resources and Liquidity
-------------------------------
Liquidity and Operating Cash Flow
   Cash generated from operating activities decreased $88.4 million from the same period last year to $39.4 million. The decrease was primarily due to: (i) a reduction in the change in accounts payable in the current quarter when compared to the prior year primarily as a result of decreased customer advances; and (ii) lower accrued liabilities due primarily to payouts related to the settlement of certain litigation. In contrast, when compared to December 31, 1997, the Company's working capital ratio increased to 1.9:1 at March 31, 1998 from 1.6:1 at December 31, 1997, primarily due to an increase in inventory levels in response to the upcoming planting season and a decrease in short-term debt as a result of recent refinancings.

   Net cash used in investing activities increased $37.7 million over the prior year's first quarter primarily due to increased capital expenditures partially offset by a decrease in expenditures associated with acquisitions in the first quarter of the current year. Capital expenditures for the current quarter increased $49.7 million over the same period in the prior year primarily due to the following: (i) Phosphate Resource Partners Limited Partnership's (PLP) share of McMoRan Oil & Gas Co. (MOXY) exploration and development costs of $19.2 million (see "Capital Expenditures" below for further detail); and (ii) enterprise-wide systems development expenditures of $9.5 million.

   Cash from financing activities increased $150.4 million from the comparable period in the prior year from a use of funds of $88.3 million at March 31, 1997 to a source of funds of $62.1 million at March 31, 1998. This increase in funds available was primarily due to decreased stock repurchases of $76.7 million and higher net debt proceeds for the current quarter of $34.9 million as compared to the same period last year. Additionally, net PLP distributions decreased $33.9 million as a result of IMC's increased ownership of IMC-Agrico Company (IMC-Agrico) due to IMC's merger with Freeport-McMoRan Inc. (FTX Merger). The Company used proceeds from the issuance of $150.0 million 6.55 percent senior notes due 2005 and $150.0 million 7.30 percent debentures due 2028 (collectively, Debt Issuances) in January 1998 to prepay $120.0 million of unsecured term loans. See "Financing" below for further detail. As a result of these Debt Issuances, debt to total capitalization increased slightly to 43.1 percent from 42.4 percent at December 31, 1997.

Capital Expenditures
   In conjunction with the FTX Merger, the Company, through its interest in PLP, participates in an aggregate $210.0 million, multi-year oil and natural gas exploration program with MOXY (MOXY Exploration Program). In accordance with the MOXY Exploration Program agreement, the Company, MOXY and an individual investor (Investor) will fund 56.4 percent, 37.6 percent and six percent, respectively, of the exploration costs. All revenue and other costs will be allocated 47.0 percent to PLP, 48.0 percent to MOXY and five percent to the Investor.

Financing
    The Company has credit facilities with a group of banks from which it and certain of its subsidiaries may borrow up to $350.0 million on a revolving basis (Revolving Credit Facility) expiring in December 1998 and $650.0 million under a long-term revolving credit facility (Long-Term Credit Facility) expiring in December 2002. As of March 31, 1998, commitment fees associated with the facilities were 8.5 basis points and 6.5 basis points for the Long-Term Credit Facility and Revolving Credit Facility, respectively. On April 1, 1998 the Company entered into amendments to the Revolving Credit Facility and the Long-Term Credit Facility, which retroactively, from December 15, 1997, increased the commitment fees associated with the Revolving Credit Facility and the Long-Term Credit Facility to 7.5 basis points and 11.0 basis points, respectively. Additionally on April 1, 1998, the Company entered into an additional credit facility with a group of banks under which the Company and certain of its subsidiaries may borrow up to $1.0 billion on a revolving basis (364-day Revolving Credit Facility) expiring in March 1999. The commitment fees associated with the 364-day Revolving Credit Facility are 7.5 basis points.

   The credit facilities described above (collectively, Credit Facilities), support the Company's commercial paper borrowings and are available for other corporate purposes. The amount available for borrowing under the Credit Facilities is reduced by the balance of outstanding commercial paper. Commercial paper outstanding at March 31, 1998 is classified as long-term since the Company intends to refinance these borrowings on a long-term basis utilizing available Credit Facilities.

   Simultaneously with the consummation of the FTX Merger, the Company and its Canadian subsidiaries entered into a credit facility with a group of banks to borrow up to $100.0 million under a revolving credit facility (Canadian Facility) that will expire in December 2002. The Company guarantees all loans made to its subsidiaries under the Canadian Facility. As of March 31, 1998 commitment fees associated with the Canadian Facility were 8.5 basis points. On April 1, 1998 the Company and its subsidiaries entered into an amendment to the Canadian Facility which retroactively, from December 22, 1997, increased the commitment fees associated with the Canadian Facility to 11.0 basis points.

   In April 1998, the Company completed its previously announced acquisition of privately held Harris Chemical Group, Inc. and its Australian affiliate, Penrice Soda Products Pty. Ltd., (collectively,
HCG), for $1.4 billion. As a result, the Company assumed approximately $950.0 million of debt and paid approximately $450.0 million for the equity of HCG, the payment of which was funded by the commercial paper borrowings.


Item 3.  Market Risk.

   The Company is exposed to the impact of interest rate changes, fluctuations in the Canadian currency, and fluctuations in the purchase price of natural gas consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At March 31, 1998, the Company's exposure to these market risk factors had not materially changed from December 31, 1997.


Item 4.  Submission of Matters to a Vote of Security Holders.

       (a)  The 1998 Annual Meeting of Stockholders was held on April
       29, 1998.

       (b) The meeting was held to consider and vote upon: (i) electing four officers, each for a term of three years or until their respective successors have been duly elected and qualified; (ii) approval of the 1998 Stock Option Plan for Non-Employee Directors; and (iii) ratification of appointment of Ernst & Young LLP as auditors for the year ending December 31, 1998.

   The votes cast with respect to each director are summarized as follows:

   Director Name                For         Withhold    Total Votes
   -------------                ---         --------    -----------
   Raymond F. Bentele        102,184,827    4,280,258   106,465,085
   Robert W. Bruce III       102,214,542    4,250,543   106,465,085
   Rod F. Dammeyer           102,220,719    4,244,366   106,465,085
   Donald F. Mazankowski     102,219,160    4,245,925   106,465,085

   The following directors continue in office:

   Wendell F. Bueche
   James M. Davidson, Ph. D.
   Robert E. Fowler, Jr.
   Rene L. Latiolais
   Harold H. MacKay
   David B. Mathis
   James R. Moffet
   Joseph P. Sullivan
   Richard L. Thomas
   Billie B. Turner

   The votes cast for approving the 1998 Stock Option Plan for Non-Employee Directors are summarized as follows:

     For        Against       Abstain        Total Votes
     ---        -------       -------        -----------
103,502,067   2,685,669      277,346        106,465,082

   The votes cast for ratifying Ernst & Young LLP as the Company's independent auditors are summarized as follows:

     For        Against       Abstain        Total Votes
     ---        -------       -------        -----------

106,225,802     132,339      106,944        106,465,085

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings. (1)


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

   In addition, in 1993 and 1994, class action antitrust lawsuits with allegations similar to those made in the federal case were filed against the Company and other Canadian and United States potash producers in state courts in Illinois and California. The Illinois case was dismissed for failure to state a claim. In the California litigation, merits discovery has been stayed pending the decision of the Court of Appeals for the Eighth Circuit Court.

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

   In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations of breaches of fiduciary duty against FTX and FMRP for allegedly favoring the interests of FTX and FTX's common stockholders in connection with the FTX Merger. The plaintiffs claimed specifically that, by virtue of the FTX Merger, the public unitholders' interests in PLP's ownership of IMC-Agrico would become even more subject to the dominant interest of the Company. The amended complaint seeks certification as a class action and an injunction against the proposed FTX Merger or, in the alternative, rescissionary damages. The defendants' time to answer or otherwise plead to the amended complaint has been extended.


Other
-----
   In the ordinary course of its business, the Company is and will from time to time be involved in routine litigation.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit
           No.               Description
         ------------------------------------------------------------

         10.7  *    1998 Stock Option Plan for Non-Employee Directors

         27.1       Financial Data Schedule

         27.2       Restated 1997 Quarterly Financial Data Schedules

         27.3       Restated 1996 Quarterly Financial Data Schedules

         27.4       Restated 1996 and 1995 Annual Financial Data
                    Schedules

         *  Denotes management contract or compensatory plan.

    (b)  Reports on Form 8-K.

         Up to the date of this report, the following reports on Form 8-K were filed:

         A report under Items 2, 5 and 7 dated January 6, 1998.
         A report under Items 5 and 7 dated January 15, 1998.
         A report under Items 2 and 7 dated April 15, 1998.


                    * * * * * * * * * * * * * * * *




                              SIGNATURES
    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMC GLOBAL INC.

                                 /s/ Anne M. Scavone
                           ----------------------------------
                                   Anne M. Scavone
                                   Vice President and Controller
                                   (on behalf of the Registrant and as
                                    Chief Accounting Officer)
Date:  May 14, 1998

------------------------------------

(1) Except for statements of historical fact contained herein, the statements appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," presented herein constitute
"forward-looking statements" within the meaning of the Private
Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: the effect of general business and economic conditions; conditions in and policies of the agriculture industry; risks associated with investments and operations in foreign jurisdictions and any future international expansion, including those related to economic, political and regulatory policies of local governments and laws or policies of the United States and Canada; changes in governmental laws and regulations affecting environmental compliance, taxes and other matters impacting IMC Global Inc. (IMC or Company); the risks attendant with mining operations; the potential impacts of increased competition in the markets the Company operates within; risks attendant with supply of and demand for oil and gas; the Company's ability to integrate certain acquired businesses and realize certain expected acquisition-related synergies and the risk factors reported from time to time in the reports filed by the Company with the SEC.