Form 10-Q
period 1998-06-30
IMC GLOBAL INC
filed 1998-08-14
CIK 820626

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

             For the quarterly period ended June 30, 1998

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


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,327,797 shares, excluding 10,738,520 treasury shares as of August 11, 1998.



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

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)
                                 Three months ended   Six months ended
                                      June 30,           June 30,
                                   1998      1997     1998      1997
-----------------------------------------------------------------------
Net sales                       $1,221.8  $1,048.2  $1,898.6  $1,713.0
Cost of goods sold                 927.9     789.7   1,431.5   1,283.0
                                 --------  --------  -------- --------
 Gross margins                     293.9     258.5     467.1     430.0

Selling, general and
 administrative expenses            83.7      69.4     148.0     132.6
Exploration expenses                 9.4       -        18.9       -
                                 --------  --------  -------- --------
 Operating earnings                200.8     189.1     300.2     297.4

Interest expense                    59.6      12.5      83.7      25.2
Other (income) expense, net         (4.8)      1.3      (8.9)      -
                                 --------  --------  -------- --------
 Earnings before minority
  interest                         146.0     175.3     225.4     272.2
Minority interest                   11.8      36.2      17.2      71.5
                                 --------  --------  -------- --------
 Earnings before taxes             134.2     139.1     208.2     200.7
Provision for income taxes          47.2      50.8      73.2      73.3
                                 --------  --------  -------- --------
 Earnings before extraordinary
  item                              87.0      88.3     135.0     127.4
Extraordinary charge -
 debt retirement                     -        (3.3)     (2.7)     (3.3)
                                 --------  --------  -------- --------
 Net earnings                   $   87.0  $   85.0  $  132.3 $   124.1
                                 ========  ========  ======== ========

Basic earnings per share:
 Earnings before extraordinary
 item                           $   0.76  $   0.94  $   1.18  $   1.34
 Extraordinary charge -
  debt retirement                   -        (0.03)   (0.02)     (0.03)
                                 --------  --------  -------- --------
   Net earnings per share       $   0.76  $   0.91 $   1.16   $   1.31
                                 ========  ========  ======== ========

Basic weighted average number
 of shares outstanding             114.3      93.9     114.1      94.6

Diluted earnings per share:
 Earnings before extraordinary
  item                          $   0.76  $   0.93  $   1.18  $   1.33
                                 --------  --------  -------- --------
 Extraordinary charge - debt
  retirement                        -        (0.03)   (0.02)     (0.03)
                                 --------  --------  -------- --------
   Net earnings per share       $   0.76  $   0.90  $   1.16 $   1.30
                                 ========  ========  ======== ========

Diluted weighted average number
 of shares outstanding             115.0      94.9     114.8      95.6

 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions except per share amounts)
                                              June 30,    December 31,
Assets                                          1998          1997
----------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                    $  139.8       $  109.7
 Receivables, net                                497.4          288.1
 Inventories                                     652.7          592.8
 Deferred income taxes                            90.9           54.2
 Other current assets                             26.0           17.4
                                              --------       --------
   Total current assets                        1,406.8        1,062.2
Property, plant and equipment, net             3,681.2        2,506.0
Other assets                                   1,653.1        1,105.7
                                              --------       --------
Total assets                                  $6,741.1       $4,673.9
                                              ========       ========


Liabilities and Stockholders' Equity
----------------------------------------------------------------------
Current liabilities:
 Accounts payable                             $  296.3       $  253.3
 Accrued liabilities                             352.4          230.9
 Short-term debt and current maturities
  of long-term debt                            1,294.1          188.9
                                              --------       --------
   Total current liabilities                   1,942.8          673.1
Long-term debt, less current maturities        1,639.1        1,235.2
Deferred income taxes                            646.5          389.7
Other noncurrent liabilities                     475.4          440.2
Stockholders' equity:
 Common stock, $1 par value, authorized
  300,000,000 shares; issued 125,058,361
  and 124,668,286 shares at June 30 and
  December 31, respectively                      125.0          124.6
 Capital in excess of par value                1,695.1        1,690.3
 Retained earnings                               560.2          446.2
 Accumulated other comprehensive income          (46.8)         (30.8)
 Treasury stock, at cost, 10,738,520 and
  10,691,520 shares at June 30 and
  December 31, respectively                     (296.2)        (294.6)
                                              --------       --------
   Total stockholders' equity                  2,037.3        1,935.7
                                              --------       --------
Total liabilities and stockholders' equity    $6,741.1       $4,673.9
                                              ========       ========






 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                   Six months ended
                                                       June 30,
                                                   1998        1997
----------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
 Net earnings                                     $ 132.3     $ 124.1
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
   Depreciation, depletion and amortization         124.6       100.5
   Minority interest                                 17.2        71.5
   Deferred income taxes                            (56.7)       48.9
   Other charges and credits, net                   (80.4)      (13.6)
   Changes in:
     Receivables                                    (53.8)     (140.2)
     Inventories                                     46.7        59.5
     Other current assets                            43.0        (3.1)
     Accounts payable                               (66.5)       28.9
     Accrued liabilities                            105.2        24.1
                                                  -------     -------
   Net cash provided by operating activities        211.6       300.6
                                                  -------     -------

Cash Flows from Investing Activities
------------------------------------
 Capital expenditures                              (174.0)     (105.0)
 Acquisitions of businesses, net of
  cash acquired                                    (393.3)      (48.6)
 Proceeds from sale of business                      44.8         -
 Proceeds from sales of property, plant
  and equipment                                       5.1         1.9
                                                  -------     -------
   Net cash used in investing activities           (517.4)     (151.7)
                                                  -------     -------
   Net cash provided (used) before financing
    activities                                     (305.8)      148.9
                                                  -------     -------

Cash Flows from Financing Activities
------------------------------------
 Joint venture cash distributions to
  Phosphate Resource Partners Limited
  Partnership, net                                  (37.0)      (96.6)
 Payments of long-term debt                        (842.6)      (35.9)
 Proceeds from issuance of long-term debt, net      912.1        71.3
 Changes in short-term debt, net                    332.0        15.1
 Decrease in securitization of accounts
  receivable, net                                   (15.8)       (6.2)
 Stock options exercised                              8.6         3.4
 Cash dividends paid                                (18.3)      (15.0)
 Purchase of treasury stock                          (3.1)     (105.1)
                                                  -------     -------
   Net cash provided by (used in)
    financing activities                            335.9      (169.0)
                                                  -------     -------

Net change in cash and cash equivalents              30.1       (20.1)
Cash and cash equivalents - beginning
 of period                                          109.7        63.3
                                                  -------     -------
Cash and cash equivalents - end of period         $ 139.8     $  43.2
                                                  -------     -------


 (See Notes to Condensed Consolidated Financial Statements on Page 5)

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(In millions except per share amounts)
                                                  Six months ended
                                                       June 30,
                                                   1998        1997
---------------------------------------------------------------------
Common stock:
 Balance at December 31                          $  124.6    $  101.6
 Stock options exercised                              0.4         0.2
                                                 --------    --------
   Balance at June 30                               125.0       101.8

Capital in excess of par value:
 Balance at December 31                           1,690.3       936.1
 Restricted stock awards                              0.3         -
 Issuance of common stock pursuant to acquisitions    -           7.7
 Stock options exercised                              6.4         3.2
 Other                                               (1.9)        -
                                                 --------    --------
   Balance at June 30                             1,695.1       947.0

Retained earnings:
 Balance at December 31                             446.2       413.0
 Net earnings                                       132.3       124.1
 Dividends ($.16 per share in 1998 and 1997)        (18.3)      (15.0)
                                                 --------    --------
   Balance at June 30                               560.2       522.1

Accumulated other comprehensive income:
 Balance at December 31                             (30.8)      (17.2)
 Foreign currency translation adjustment,
  net of taxes                                      (16.0)       (1.6)
                                                 --------    --------
   Balance at June 30                               (46.8)      (18.8)

Treasury stock:
 Balance at December 31                            (294.6)     (107.3)
 Restricted stock awards                              1.5         -
 Issuance of common stock pursuant to acquisitions    -           0.2
 Purchase of treasury stock                          (3.1)     (105.1)
                                                 --------    --------
   Balance at June 30                              (296.2)     (212.2)
                                                 --------    --------

Total stockholders' equity at June 30            $2,037.3    $1,339.9
                                                 ========    ========




 (See Notes to Condensed Consolidated Financial Statements on Page 5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share amounts)

1. Acquisitions
   ------------
Harris
   In April 1998, the Company completed its previously announced acquisition of privately held Harris Chemical Group, Inc. and its Australian affiliate, Harris Chemical Australia Pty Ltd. & Its Controlled Entities (collectively, Harris), for approximately $1.4 billion (Harris Acquisition). Under the terms of the Harris Acquisition, the Company purchased all Harris equity for approximately $450.0 million in cash and assumed approximately $950.0 million of debt. Harris, with annual sales of approximately $800.0 million, is a leading producer of salt, soda ash, boron chemicals and other inorganic chemicals, including potash crop nutrients.

   For financial statement purposes the acquisition was accounted for as a purchase and, accordingly, Harris' results are included in the consolidated financial statements since the date of acquisition. The purchase price, which was financed through proceeds borrowed under credit facilities, has been allocated to acquired assets and liabilities based on estimated fair values at the date of acquisition. This allocation resulted in an excess of purchase price over identifiable net assets acquired, or goodwill, of approximately $457.0 million and is included in Other assets in the Condensed Consolidated Balance Sheet. This goodwill is being amortized on a straight-line basis over 40 years.

   The unaudited pro forma information for the periods set forth below gives effect to the acquisition as if it had occurred as of January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

                                                  Six months ended
                                                     June 30,
                                                  1998      1997
                                                  ----      ----
Net sales                                      $2,125.8  $2,126.3
Earnings before extraordinary item                140.6      84.4
Net earnings                                      135.4      81.1

Diluted earnings per share:
   Earnings before extraordinary item           $   1.22 $  0.71
   Net earnings per share                           1.18    0.69

1997 Acquisitions
   During the six months ended June 30, 1997, the Company completed several acquisitions, including retail distribution operations (Crop-Maker, Frankfort Supply, Sanderlin, and Hutson Ag Services, Inc.) and Hutson Company, Inc., a storage terminal company. Total cash payments for acquisitions during the six months ended June 30, 1997 were $48.6 million, and approximately 200,000 shares of common stock of the Company were issued for $7.9 million.

   The acquisitions for the six months ended June 30, 1997 were also accounted for under the purchase method of accounting and, accordingly, the results for the acquired businesses are included in the consolidated financial statements since the respective dates of acquisition. Pro forma consolidated operating results for the six months ended June 30, 1997, reflecting these acquisitions from the beginning of that period, would not have been materially different from reported amounts.

2. Divestitures
   ------------
   Effective June 1, 1998, the Company completed the sale of its IMC Vigoro business unit which consisted primarily of consumer lawn and garden and professional products to privately held Pursell Industries, Inc. for $44.8 million in cash. In connection with the transaction, the Company recorded a one-time restructuring charge of approximately $14.0 million, $9.1 million after tax benefits or $0.08 per share.

   In June 1998, the Company announced plans to explore strategic options, including divestiture, for its IMC AgriBusiness business unit. Any sale would be subject to certain conditions including the execution of a definitive agreement and the receipt of certain approvals.

3. Extraordinary Charge - Debt Retirement
   --------------------------------------
   In January 1998, the Company prepaid $120.0 million of unsecured term loans which bore interest at rates ranging between 7.12 percent and 7.18 percent and which were to mature at various dates between 2000 and 2005. In connection with the prepayment of such unsecured term loans, the Company recorded an extraordinary charge, net of taxes, of $2.7 million for redemption premium incurred. This prepayment was financed by net debt proceeds from the issuance in January 1998 of $150.0 million 6.55 percent senior notes due 2005 and $150.0 million
7.30 percent debentures due 2028.

   In May 1997, the Company purchased certain senior notes from a single holder and recorded an extraordinary charge, net of taxes, of $3.3 million for redemption premiums incurred and the write-off of previously deferred finance charges. The repurchase of the senior notes was financed at lower interest rates under the Company's credit facility.

4. Earnings Per Share
   ------------------
   In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings Per Share." As a result, the basic and diluted earnings per share amounts reported for 1998 have been calculated in accordance with SFAS No. 128. Similarly, all earnings per share amounts reported for prior periods have been restated to comply with this statement.

   The following table sets forth the computation of basic and diluted earnings per share:

                                   Three months ended  Six months ended
                                         June 30,         June 30,
                                     1998     1997      1998     1997
                                     ----     ----      ----     ----
Basic earnings per share computation:
 Earnings available before
  extraordinary item               $  87.0   $  88.3   $ 135.0 $ 127.4
 Extraordinary charge - debt
 retirement                            -        (3.3)     (2.7)   (3.3)
                                   -------   -------   ------- -------
 Earnings available to common
  stockholders                     $  87.0   $  85.0   $ 132.3 $ 124.1
                                   =======   =======   ======= =======

 Basic weighted average common
  shares outstanding                 114.3      93.9     114.1    94.6

 Earnings per share before
  extraordinary item              $  0.76   $  0.94    $  1.18  $  1.34
 Extraordinary charge - debt
  retirement                           -      (0.03)     (0.02)
(0.03)
                                   -------   -------   ------- -------
 Basic earnings per share         $  0.76   $  0.91    $  1.16  $  1.31
                                   =======   =======   ======= =======

Diluted earnings per share computation:
 Earnings available before
  extraordinary item               $  87.0   $  88.3   $ 135.0 $ 127.4
                                   -------   -------   ------- -------
 Extraordinary charge - debt
  retirement                           -        (3.3)     (2.7)   (3.3)
                                   -------   -------   ------- -------
 Earnings available to common
  stockholders                     $  87.0   $  85.0   $ 132.3 $ 124.1
                                   =======   =======   ======= =======

 Basic weighted average common
   shares outstanding                114.3      93.9     114.1    94.6
 Unexercised stock options             0.7       1.0       0.7     1.0
                                   -------   -------   ------- -------
 Diluted weighted average common
  shares outstanding                 115.0      94.9     114.8    95.6
                                   =======   =======   ======= =======

 Earnings per share before
  extraordinary item              $  0.76   $  0.93    $  1.18 $  1.33
 Extraordinary charge - debt
  retirement                         -        (0.03)     (0.02)  (0.03)
                                   -------   -------   ------- -------
 Diluted earnings per share       $  0.76   $  0.90    $  1.16 $  1.30
                                   =======   =======   ======= =======

   Options to purchase approximately 2.6 million and 2.2 million shares of common stock were outstanding during the six months ended June 30, 1998 and 1997, respectively, but were not included in the computation of diluted earnings per share because the exercise prices were greater than the average market price of the common shares and, therefore, the effect would be antidilutive.

   Additionally, warrants to purchase approximately 8.4 million shares of common stock were outstanding during 1998 but were not included in the computation of diluted earnings per share for the same reason as the options noted above.

5.   Operating Segments
  ------------------
   The Company has chosen to early adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information."
Accordingly, all subsequent reporting periods have been presented on the same basis for each reportable segment.

   The Company's reportable segments and related accounting policies are consistent with those disclosed in the Company's Form 10-K for the year ended December 31, 1997.

   Segment information for 1998 and 1997 was as follows(a)

            IMC-Agrico    IMC        IMC          IMC
          Crop Nutrients Kalium    AgriBusiness Chemicals    Other(d)(e) Total

Three months ended
 June 30, 1998
Three months ended June 30, 1998
Net sales from external
 customers $  407.0     $  185.8     $428.4      $102.8      $  97.8  $1,221.8
Intersegment net
 sales         49.6         18.7        -           -            -        68.3
Gross margins 116.0         78.6       79.9        12.3          7.1     293.9
Operating
 earnings     106.4         70.9       50.1         6.2        (32.8)    200.8
Total assets at
 June 30, 1998(b)        1,790.8    1,077.2       516.2        441.7   2,915.2
6,741.1

Six months ended June 30, 1998
Net sales from external
 customers   $723.2       $336.0     $568.7      $102.8       $167.9  $1,898.6
Intersegment net
 sales         97.9         44.1        -           -            3.0     145.0
Gross margins 187.3        155.2       99.2        12.3         13.1     467.1
Operating
 earnings     167.5        140.8       42.5         6.2        (56.8)    300.2

            IMC-Agrico    IMC        IMC          IMC
          Crop Nutrients Kalium    AgriBusiness Chemicals(c) Other(d)(e) Total

Three months ended June 30, 1997
Net sales from external
 customers $  358.6       $134.1     $489.8         -        $  65.7  $1,048.2
Intersegment net
 sales         45.7         15.8        -           -            8.6      70.1
Gross margins  84.7         60.3      102.9         -           10.6     258.5
Operating
 earnings      73.6         54.9       66.8         -           (6.2)    189.1
Total assets at
 June 30, 19971,684.8      769.6      510.0         -          647.2   3,611.6

Six months ended June 30, 1997
Net sales from external
 customers   $670.7       $259.4     $629.7         -         $153.2  $1,713.0
Intersegment net
 sales         89.3         38.8        -           -           22.0     150.1
Gross margins 164.6        115.7      125.1         -           24.6     430.0
Operating
 earnings     142.9        105.2       61.9         -          (12.6)    297.4

(a)The operating results and assets of Great Salt Lake Minerals (GSL), IMC Salt and IMC Chemicals, acquired as part of the Harris
   Acquisition, are included in the segment information presented below since the date of acquisition, April 1998. See Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial
   Statements.

(b)The increase in IMC Kalium's total assets as compared to December 31, 1997 results from the purchase of GSL.

(c)It is impracticable to disclose this data on a restated segment basis.

(d)Segment information below the quantitative thresholds is attributable to three business units (IMC-Agrico Feed Ingredients, IMC Salt and IMC Vigoro) and corporate headquarters. The Company produces and markets animal feed ingredients through IMC-Agrico Feed Ingredients. IMC Salt produces salt for use in road de-icing, food processing, water softeners and industrial applications. IMC Vigoro manufactures and distributes consumer lawn and garden products; produces and markets professional products for turf, nursery and horticulture markets; and produces and distributes potassium-based ice melter products. IMC Vigoro was sold in June 1998. See Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements. Corporate headquarters includes the elimination of inter-business unit transactions and oil and gas activities through its interest in Phosphate Resource Partners Limited Partnership (PLP).

(e)Total assets at June 30, 1998 includes goodwill and step-up of book value to fair value of property, plant and equipment recorded in accordance with Accounting Principles Board Opinion No. 16 (APB No.
   16) as part of the Harris Acquisition (Purchase Price) in April 1998. The Company has not yet completed the Purchase Price allocation to or among the impacted business units.

6. Comprehensive Income
   --------------------
   In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is required to be adopted for fiscal years beginning after December 15, 1997. Under SFAS No. 130, interim financial statements are required to report total comprehensive income, net of taxes, for the period, which is as follows:

                             Three months ended       Six months ended
                                   June 30,               June 30,
                                1998     1997          1998      1997
                                ----     ----          ----      ----
Comprehensive income:
 Net earnings                  $ 87.0    $ 85.0       $132.3    $124.1
 Foreign currency translation
  adjustment                    (18.4)      3.4        (16.0)     (1.6)
                               ------   ------         ------    ------
   Total comprehensive income
    for the period             $ 68.6    $ 88.4       $116.3    $122.5
                               ======   ======         ======    ======

7. Subsequent Events
   -----------------
   In August 1998, the Company issued $200.0 million of 6.50 percent notes due 2003 and $100.0 million of 7.375 percent debentures due 2018. The proceeds of these issuances were used to repay short-term debt, including commercial paper, and for general corporate purposes.


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

Results of Operations
---------------------
Three months ended June 30, 1998 vs. three months ended June 30, 1997
---------------------------------------------------------------------
Overview
   Net sales for the second quarter ended June 30, 1998 were $1,221.8 million and gross margins, before special one-time charges, were $298.0 million. Earnings, before special one-time charges, were $96.1 million, or $0.84 per share. Special one-time charges of $9.1 million, or $0.08 per share, reduced net earnings for the quarter to $87.0 million, or $0.76 per share. These one-time charges, totaling $14.0 million before tax benefits, related to restructuring charges associated with the sale of IMC Vigoro, IMC Global Inc.'s (Company) consumer lawn and garden and professional products businesses.

   Net sales for the second quarter ended June 30, 1997 were $1,048.2 million, gross margins were $258.5 million and earnings, before an extraordinary charge, were $88.3 million, or $0.93 per share. An extraordinary charge of $3.3 million, or $0.03 per share, related to the early extinguishment of debt, reduced net earnings to $85.0 million, or $0.90 per share.

   Net sales increased 17 percent from the prior year second quarter while gross margins, before special one-time charges, increased 15 percent from the same period one year ago. The improvement was largely due to strong performances by two of the Company's core businesses
-- IMC Kalium and IMC-Agrico Crop Nutrients. The sales improvements were largely attributable to continued strong demand for potash and phosphate crop nutrients by both domestic and export customers, and additional revenues from the purchase of Harris Chemical Group, Inc. and its Australian affiliate, Harris Chemical Australia Pty Ltd. & Its Controlled Entities (collectively, Harris). The purchase of Harris is herein referred to as the "Harris Acquisition." Substantially offsetting growth in potash and phosphate revenues were lower net sales at IMC AgriBusiness, IMC-Agrico Feed Ingredients (Feed Ingredients), and IMC Vigoro.

   The operating results of the Company's significant business units are discussed in more detail below.

IMC-Agrico Crop Nutrients
     IMC-Agrico Crop Nutrients' net sales for the second quarter improved 13 percent to $456.6 million compared to $404.3 million for the same period last year largely due to increased sales volumes and higher average sales realizations. Shipments of concentrated phosphates, primarily diammonium phosphate (DAP) and granular monoammonium phosphate (GMAP), increased by $37.9 million from the same quarter in the prior year. The higher volumes resulted from an early start to the spring planting season, an increase in the number of supply contracts over the comparable period in the prior year and favorable logistic conditions related to product movement. Higher average prices of concentrated phosphates, driven by increased international DAP realizations as well as an increase in the transfer price of phosphoric acid sold to Feed Ingredients, positively impacted net sales by $8.8 million. See Feed Ingredients discussion below.

     Gross margins increased 37 percent to $116.0 million for the quarter compared to $84.7 million last year, mainly due to lower production costs and the higher volumes and prices discussed above. Production costs decreased compared to the prior year's second quarter primarily due to lower raw material prices for purchased ammonia and sulphur.

IMC Kalium
   IMC Kalium's net sales increased 36 percent to $204.5 million in the current quarter from $149.9 million in the prior year quarter. The increase was due to both volume and average sales realization improvements. Sales volumes increased $11.3 million when compared to the same period in the prior year due to increased export sales to China and Brazil, as well as the acquisition of Great Salt Lake Minerals (GSL) as part of the Harris Acquisition in April 1998 and the purchase of Western Ag-Minerals (Western Ag) in September 1997. This increase was slightly offset by lower domestic sales as a result of poor weather conditions. Average sales realizations increased $43.3 million when compared to last year's second quarter as a result of multiple price increases.

   Gross margins increased 30 percent to $78.6 million for the quarter from $60.3 million in the same period one year ago, primarily due to the impact of the higher volumes and increased average realizations discussed above, partially offset by higher production costs. The higher production costs were primarily due to additional costs related to the purchase of GSL as part of the Harris Acquisition in April 1998 and the acquisition of Western Ag in September 1997.

IMC AgriBusiness
   IMC AgriBusiness' net sales decreased 13 percent to $428.4 million in the current quarter from $489.8 million in the prior year. Lower volumes for ammonia, mixed goods and potash, combined with wet field conditions and weaker average prices for nitrogen solutions and ammonia, were the primary factors for this decrease.

   Gross margins decreased 22 percent from $102.9 million in the second quarter one year ago to $79.9 million in the current quarter, primarily due to the lower volumes and realizations discussed above.

IMC Salt
   IMC Salt's net sales were $40.9 million with gross margins of $7.2 million in the current quarter. IMC Salt, a new core business for the Company, was created following the Harris Acquisition. Current quarter salt demand was strong among customers in the water conditioning, food processing and animal feed sectors.


Other
   The addition of IMC Chemicals, as a result of the Harris Acquisition, increased sales by $102.8 million and gross margins by $12.3 million. Offsets to the increases in second quarter sales and gross margins, as compared to the same period in the prior year, were primarily the result of lower volumes and average sales realizations at Feed Ingredients coupled with lower sales at IMC Vigoro as a result of the divestiture of this business during the second quarter. See Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

Key Statistics
   The following table summarizes the Company's core business sales and average selling prices for the three months ended June 30:

                                                  1998         1997
                                                  ----         ----
Sales volumes (in thousands of short tons(a):
 IMC-Agrico Crop Nutrients                        2,161       1,958
 IMC Kalium                                       2,435       2,278
 IMC Salt                                         1,216         n/a

Average price per ton(b):
 DAP                                               $178        $176
 Potash                                              82          66
 IMC Salt                                            34         n/a

(a)  Sales volumes include tons sold captively.  IMC-Agrico Crop
  Nutrients' volumes represent dry product tons, primarily DAP.
(b)Average prices represent sales made FOB mine/plant.
n/aNot applicable as a result of the Harris Acquisition in April 1998.

Selling, General and Administrative Expenses
   Selling, general and administrative expenses increased $4.4 million, or six percent, to $73.8 million, before special one-time charges of $9.9 million, for the second quarter compared to $69.4 million one year ago. This increase was primarily due to the inclusion of the results of operations of businesses acquired since June 1997 in the Company's second quarter 1998 results of operations. The special one-time charges related to restructuring charges associated with the divestiture of IMC Vigoro. See Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

Other (Income) Expense, Net
   Other income for the current quarter increased $6.1 million from the same period last year to $4.8 million. The increase was primarily due to the following: (i) favorable foreign exchange rates; (ii) increased interest income from interest-bearing cash balances; and (iii) the absence of losses attributable to oil and gas operations as a result of the Company's contribution of the Main Pass Block 299 sulphur and oil operations (Main Pass) to Freeport-McMoRan Sulphur Inc. (FSC) in connection with Freeport-McMoRan Inc.'s (FTX) merger with the Company (FTX Merger) in December 1997.

Interest Expense
   Interest expense totaled $59.6 million in the current quarter, an increase of $47.1 million from the same period in the prior year. The increase in interest expense was due to increased activity under revolver loans along with debt assumed in conjunction with the Harris Acquisition and the FTX Merger, as well as the issuance of: (i) $150.0 million 6.875 percent senior debentures due 2007 in July 1997; (ii) $150.0 million 6.55 percent senior notes due 2005 in January 1998; and
(iii) $150.0 million 7.30 percent debentures due 2028 in January 1998. The increase in interest expense was partially offset by the tender of higher-interest notes and the early payment of certain unsecured term loans.

Income Taxes
   The effective income tax rate for the current quarter was 35.2 percent, compared to 36.5 percent for the same period in the prior year, primarily as a result of increased utilization of foreign tax credits.

Six months ended June 30, 1998 vs. six months ended June 30, 1997
-----------------------------------------------------------------
Overview
   Net sales for the six months ended June 30, 1998 were $1,898.6 million and gross margins, before special one-time charges, were $471.2 million. Earnings, before an extraordinary charge and special one-time charges, were $144.1 million, or $1.26 per share. An extraordinary charge of $2.7 million, or $0.02 per share, and special one-time charges of $9.1 million, or $0.08 per share, reduced net earnings for the first six months of 1998 to $132.3 million, or $1.16 per share.
The extraordinary charge related to the early extinguishment of debt, and the special one-time charges, totaling $14.0 million before tax
<PAGE
 benefits, related to restructuring charges associated with the sale of IMC Vigoro, the Company's consumer lawn and garden and professional products business. See Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

   Net sales for the six months ended June 30, 1997 were $1,713.0 million, gross margins were $430.0 million and earnings, before an extraordinary charge, were $127.4 million, or $1.33 per share. An extraordinary charge of $3.3 million, or $0.03 per share, related to the early extinguishment of debt, reduced net earnings to $124.1 million, or $1.30 per share.

   Net sales for the first six months of 1998 increased 11 percent when compared to the first six months of the prior year period while gross margins, before special one-time charges, increased ten percent from the comparable period one year ago. The improvement was largely due to strong performances by two of the Company's core businesses --IMC Kalium and IMC-Agrico Crop Nutrients. The net sales improvement was largely attributable to continued strong demand for potash and phosphate crop nutrients by both domestic and export customers, and additional revenues from the former Harris operations. See Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial Statements. Substantially offsetting growth in potash and phosphate revenues were lower net sales at IMC AgriBusiness, Feed Ingredients, and IMC Vigoro.

   The operating results of the Company's significant business units are discussed in more detail below.


IMC-Agrico Crop Nutrients
     IMC-Agrico Crop Nutrients' net sales for the first six months of 1998 improved eight percent to $821.1 million compared to $760.0 million for the same period last year primarily due to increased concentrate sales volumes and higher average sales realizations, which were partially offset by lower urea sales. Sales volumes of concentrated phosphates, primarily domestic shipments of DAP and domestic and international shipments of GMAP, increased by $65.9 million from the same prior year period. These favorable volume variances reflected the following factors: (i) an earlier start to the spring planting season; (ii) an increase in the number of supply contracts over the prior period; (iii) favorable logistic conditions related to product movement; and (iv) low inventory levels throughout the distribution system. Average sales realizations for the first six months of 1998 increased slightly as compared to the prior year period primarily as a result of an increase in the transfer price of phosphoric acid sold to Feed Ingredients. In contrast, urea sales for the current six month period decreased $12.0 million from the prior year period. This was mainly due to a decrease in volumes sold to a large customer as well as unfavorable pricing conditions primarily resulting from China's exit from the market in mid-1997.

   Gross margins increased 14 percent to $187.3 million for the first six months of 1998 compared to $164.6 million for the first six months of last year, mainly due to lower production costs and the higher volumes and prices discussed above. Production costs decreased compared to the prior year's first six months primarily as a result of lower raw material costs for purchased ammonia and sulphur.

IMC Kalium
   IMC Kalium's six-month net sales increased 27 percent to $380.1 million compared to $298.2 million for the first six months of 1997. This increase was due to both volume and average sales realization improvements. Sales volumes increased over the prior year period by virtue of increased export sales to China and Brazil as well as the acquisition of Western Ag in September 1997 and GSL in April 1998. Average sales realizations increased over the prior year as a result of multiple price increases.

   Gross margins increased 34 percent to $155.2 million for the first six months of 1998 from $115.7 million for the same period one year ago, primarily due to the impact of the higher volumes and increased average realizations discussed above.

IMC AgriBusiness
   IMC AgriBusiness' net sales decreased ten percent to $568.7 million for the first six months of 1998 from $629.7 million in the first half of the prior year. Lower volumes for ammonia, mixed goods and potash, combined with wet field conditions and weaker average prices for nitrogen solutions and ammonia, were the primary factors for this decrease.

   Gross margins decreased 21 percent from $125.1 million for the six months ended June 30, 1997 to $99.2 million for the first six months of 1998, primarily due to the lower volumes and average realizations discussed above.

IMC Salt
   The IMC Salt business unit was established in April 1998 concurrent with the Harris Acquisition. See Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial Statements. Therefore, results for the six months ended June 30, 1998 include only second quarter activity. See "Three months ended June 30, 1998 vs. three months ended June 30, 1997" discussion.


Other
   The IMC Chemicals business unit was established in April 1998 concurrent with the Harris Acquisition; consequently results for the six months ended June 30, 1998 include only second quarter activity. See Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial Statements and "Three months ended June 30, 1998 vs. Three months ended June 30, 1997."

   The remaining offsets to the sales and gross margin increases for the current year period, as compared to the same period in the prior year, were primarily the result of lower volumes and average sales realizations at Feed Ingredients coupled with lower sales at IMC Vigoro as a result of the divestiture of this business during the second quarter. See Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

Key Statistics
   The following table summarizes the Company's core business sales and average selling prices for the six months ended June 30:

                                                  1998         1997
                                                  ----         ----
Sales volumes (in thousands of short tons)(a):
 IMC-Agrico Crop Nutrients                        3,919       3,568
 IMC Kalium                                       4,722       4,475
 IMC Salt c                                       1,216         n/a

Average price per ton(b):
 DAP                                               $175        $177
 Potash                                              80          67
 IMC Salt(c)                                         34         n/a

(a)Sales volumes include tons sold captively. IMC-Agrico Crop Nutrients' volumes represent dry product tons, primarily DAP.
(b)Average prices represent sales made FOB mine/plant.
(c)Results reflect activity for the second quarter only as a result of the Harris Acquisition. See Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial Statements.
n/aNot applicable as a result of Harris Acquisition in April 1998.

Selling, General and Administrative Expenses
   Selling, general and administrative expenses increased $5.5 million, or four percent, to $138.1 million, before special one-time charges of $9.9 million, for the first six months of 1998 compared to $132.6 million for the first six months of 1997. This increase was primarily due to the inclusion of the results of operations of businesses acquired since June 1997 in the Company's six month 1998 results of operations. The special one-time charges related to restructuring charges associated with the divestiture of IMC Vigoro. See Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

Other (Income) Expense, Net
   Other income for the six months ended June 30, 1998 increased $8.9 million from the same period in the prior year. The increase was primarily due to the following: (i) favorable foreign exchange rates;
(ii) increased interest income from interest-bearing cash balances;
(iii) income received from interest rate locks associated with January 1998 debt issuances; and (iv) the absence of losses attributable to oil and gas operations as a result of the Company's contribution of Main Pass to FSC in connection with the FTX Merger.

Interest Expense
   Interest expense totaled $83.7 million for the first six months of 1998, an increase of $58.5 million from the same period in the prior year. The increase in interest expense was due to increased activity under revolver loans along with debt assumed in conjunction with the Harris Acquisition and the FTX Merger as well as the issuance of: (i) $150.0 million 6.875 percent senior debentures due 2007 in July 1997;
(ii) $150.0 million 6.55 percent senior notes due 2005 in January 1998; and (iii) $150.0 million 7.30 percent debentures due 2028 in January 1998. The increase in interest expense was partially offset by the tender of higher-interest notes and the early payment of certain unsecured term loans.

Income Taxes
   The effective income tax rate for the first six months of 1998 was
35.2 percent, compared to 36.5 percent for the same period in the prior year, primarily as a result of increased utilization of foreign tax credits.

Capital Resources and Liquidity
-------------------------------
Liquidity and Operating Cash Flow
   Cash generated from operating activities decreased $89.0 million in the first six months of 1998 to $211.6 million. The decrease was primarily due to: (i) a reduction in minority interest as a result of the Company's increased ownership in IMC-Agrico Company (IMC-Agrico) resulting from the FTX Merger; (ii) higher deferred income taxes recorded in the current year as a result of the Harris Acquisition; and
(iii) lower accounts payable balances as a result of increased payments of obligations. Also, when compared to December 31, 1997, the Company's working capital ratio decreased to 0.7:1 at June 30, 1998 from 1.6:1 at December 31, 1997, primarily due to the assumption of short-term debt in conjunction with the Harris Acquisition in April 1998. See "Financing" for further details.

   Net cash used in investing activities increased $365.7 million over 1997 levels primarily due to acquisitions and increased capital expenditures, partially offset by proceeds from the sale of IMC Vigoro. Acquisitions increased to $393.3 million for the current period compared to $48.6 million for the same period one year ago. Proceeds from the sale of IMC Vigoro were $44.8 million. See Note 1, "Acquisitions," and Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements. Capital expenditures for the first six months of 1998 increased $69.0 million when compared with the first six months of the prior year primarily due to the following: (i) Phosphate Resource Partners Limited Partnership's (PLP) share of McMoRan Oil & Gas Company (MOXY) exploration and development costs of $33.6 million; and (ii) enterprise-wide systems development expenditures of $17.7 million.

   Cash from financing activities increased $504.9 million for the first six months of 1998 when compared with the comparable period in the prior year from a use of funds of $169.0 million to a source of funds of $335.9 million at June 30, 1998. This increase in funds available was primarily due to higher net debt proceeds for the current year period of $341.4 million and decreased stock repurchases of $102.0 million. The net debt proceeds were used, in part, to finance the Harris Acquisition which was funded through the Company's commercial paper borrowings. Debt to total capitalization increased to 59.0 percent from 42.4 percent at December 31, 1997, primarily as a result of increased commercial paper borrowings and the prepayment of certain unsecured loans in January 1998. See "Financing" below for further details. Additionally, net PLP distributions decreased $59.6 million as a result of the Company's increased ownership in IMC-Agrico due to the FTX Merger, further impacting cash generated from financing activities.

Financing
    The Company has credit facilities with a group of banks from which it and certain of its subsidiaries may borrow up to $1,350.0 million on a revolving basis under two separate agreements (Revolving Credit Facilities) expiring in December 1998 and March 1999, and $650.0 million under a long-term revolving credit facility (Long-Term Credit Facility) expiring in December 2002. As of June 30, 1998, commitment fees associated with the Revolving Credit Facilities were 7.5 basis points and 11.0 basis points for the Long-Term Credit Facility.

   The credit facilities described above (collectively, Credit
Facilities), support the Company's commercial paper borrowings and are available for other corporate purposes. The amount available for borrowing under the Credit Facilities is reduced by the balance of outstanding commercial paper.

   Simultaneously with the consummation of the FTX Merger, the Company and its Canadian subsidiaries entered into a credit facility with a group of banks to borrow up to $100.0 million under a revolving credit facility (Canadian Facility) that will expire in December 2002. The Company guarantees all loans made to its subsidiaries under the Canadian Facility. As of June 30, 1998, commitment fees associated with the Canadian Facility were 11.0 basis points.

   During June 1998, $0.2 million of $355.9 million 10.75 percent senior subordinated notes due 2003, and $3.1 million of $104.3 million
8.50 percent senior notes due 2000 were presented for purchase by holders of the notes. These notes were assumed by the Company as part of the Harris Acquisition and were adjusted to fair value as of the acquisition date in accordance with Accounting Principles Board Opinion No. 16.

   In April 1998, the Company acquired Harris for a total purchase price of $1.4 billion. As a result, the Company assumed approximately $950.0 million of debt and paid approximately $450.0 million for the equity of Harris, the payment of which was funded by commercial paper borrowings. See Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial Statements.

   In January 1998, the Company prepaid $120.0 million of unsecured term loans to reduce its higher-cost indebtedness. See Note 3, "Extraordinary Charge - Debt Retirement," of Notes to Condensed
Consolidated Financial Statements.

   In May 1997, the Company completed a tender offer to purchase portions of its higher-cost senior notes. See Note 3, "Extraordinary Charge - Debt Retirement," of Notes to Condensed Consolidated Financial Statements.

Recent Development
   In August 1998, the Company issued $200.0 million of 6.50 percent notes due 2003 and $100.0 million of 7.375 percent debentures due 2018. The proceeds of these issuances were used to repay short-term debt, including commercial paper, and for general corporate purposes.

Item 3.  Market Risk.

   The Company is exposed to the impact of interest rate changes, fluctuations in the Canadian currency, and fluctuations in the purchase price of natural gas consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At June 30, 1998, the Company's exposure to these market risk factors was not significant and had not materially changed from December 31, 1997.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings.(1)

Potash Antitrust Litigation
---------------------------
   The Company was a defendant, along with other Canadian and United States potash producers, in a class action antitrust lawsuit filed in federal court in 1993. The plaintiffs alleged a price-fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaint. The class action complaint against all defendants, including the Company, was dismissed by summary judgment in January 1997. The summary judgment dismissing the case is currently on appeal by the plaintiffs to the United States Court of Appeals for the Eighth Circuit (Court of Appeals). The Court of Appeals is expected to rule during calendar 1998.

   In addition, in 1993 and 1994, class action antitrust lawsuits with allegations similar to those made in the federal case were filed against the Company and other Canadian and United States potash producers in state courts in Illinois and California. The Illinois case was dismissed for failure to state a claim. In the California litigation, merits discovery has been stayed pending the decision of the Court of Appeals.

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

    In May 1998, IMC and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (the Director Defendants), and MOXY. IMC alleges that the Director Defendants, as the directors of PLP's administrative managing general partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. IMC further alleges that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's -length transactions with MOXY, an affiliate of FTX. IMC also alleges that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, IMC seeks to reform or rescind the contracts that PLP entered into with MOXY and to recoup the monies lost via PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss Plaintiffs' claims. IMC intends to prosecute this action vigorously.

    Subsequently, in May 1998, Jacob Gottlieb filed an action (Gottlieb Action) on behalf of himself and all other PLP unitholders against the Director Defendants, MOXY, and IMC asserting the same claims that IMC asserts in the IMC action. Because IMC and PLP had already asserted these claims, IMC has filed a motion to dismiss the Gottlieb Action. The court has not set a briefing schedule for IMC's motion to dismiss. IMC intends to defend this action vigorously.

Other
-----
   In the ordinary course of its business, the Company is and will from time to time be involved in legal proceedings of a character normally incident to its business. The Company believes that its potential liability in any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.


Item 6.  Exhibits and Reports on Form 8-K.

   (a)   Exhibits.

         Exhibit
           No.               Description
                                                             ----------
               ---------------------------------------------
        10.1 $1,000,000,000 364-day Credit Agreement dated as of April 1, 1998 among the Company and the Banks listed therein

         27      Financial Data Schedule

   (b)   Reports on Form 8-K.

         Up to the date of this report, the following reports on Form 8-K were filed:

         Reports under Items 2 and 7 dated April 15, 1998 and June 15,
         1998.

                    * * * * * * * * * * * * * * * *

                              SIGNATURES
   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   IMC GLOBAL INC.

                                 /s/ Anne M. Scavone
                           ----------------------------------
                                   Anne M. Scavone
                                   Vice President and Controller
                                   (on behalf of the Registrant and as
                                     Chief Accounting Officer)
Date:  August 14, 1998

---------------------------------------------
(1)Except for statements of historical fact contained herein, the statements appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," presented herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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