Form 10-Q
period 1998-09-30
IMC GLOBAL INC
filed 1998-11-16
CIK 820626

--------------------------------------------------------------------------


SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------



FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998

Commission file number 1-9759



IMC Global Inc.
(Exact name of Registrant as specified in its charter)


                    Delaware                             36-3492467
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)               Identification No.)


               2100 Sanders Road                             60062
              Northbrook, Illinois                        (Zip Code)
      (Address of principal executive offices)


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

Yes	    X   .	No	        .
	--------		--------


APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,331,647 shares, excluding 10,738,520 treasury shares as of November 9, 1998.




--------------------------------------------------------------------------

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

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions except per share amounts)
                                         Three months ended   Nine months ended
                                            September 30,       September 30,
                                            1998     1997       1998      1997
Net sales                              $  756.8  $  598.7   $2,655.4   $2,311.7
Cost of goods sold                        565.2     449.4    1,996.7    1,732.4
                                       --------  --------   --------   --------
     Gross margins                        191.6     149.3      658.7      579.3

Selling, general and administrative
 expenses                                  64.8      65.1      212.8      197.7
Exploration expenses                        0.6       -         19.5        -
                                       --------  --------   --------    -------
     Operating earnings                   126.2      84.2      426.4      381.6

Interest expense                           53.9      13.2      137.6       38.4
Other (income) expense, net                 0.7      (2.7)      (8.2)      (2.7)
	                                 --------  --------   --------    -------
Earnings before minority interest          71.6      73.7      297.0      345.9
Minority interest                          13.2      31.7       30.4      103.2
                                       --------  --------   --------    -------
Earnings before taxes                      58.4      42.0      266.6      242.7
Provision for income taxes                 20.6      15.3       93.8       88.6
                                       --------  --------   --------    -------
Earnings before extraordinary item         37.8      26.7      172.8      154.1
Extraordinary charge - debt retirement     (0.9)      -         (3.6)      (3.3)
                                       --------  --------   --------    -------
     Net earnings                      $   36.9  $   26.7   $  169.2    $ 150.8
                                       ========  ========   ========    =======

Basic earnings per share:
Earnings before extraordinary item     $   0.33  $   0.29   $   1.51    $  1.64
Extraordinary charge - debt retirement    (0.01)     -         (0.03)     (0.04)
                                       --------  --------   --------    -------
     Net earnings per share            $   0.32  $   0.29   $   1.48    $  1.60
                                       ========  ========   ========    =======

Basic weighted average number of
 shares outstanding                       114.3      92.9      114.2       94.0


Diluted earnings per share:
Earnings before extraordinary item     $   0.33  $   0.28   $   1.50   $   1.62
Extraordinary charge - debt retirement    (0.01)     -         (0.03)     (0.03)
                                       --------  --------   --------   --------
     Net earnings per share            $   0.32  $   0.28   $   1.47   $   1.59
                                       ========  ========   ========   ========

Diluted weighted average number of
 shares outstanding                       114.6      93.8      114.9       94.9



(See Notes to Condensed Consolidated Financial Statements on Page 5)
</TABLE


CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                  September 30,  December 31,
Assets                                                1998           1997
--------------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                       $   71.6       $  109.7
  Receivables, net                                   439.0          288.1
  Inventories                                        714.7          592.8
  Deferred income taxes                               82.5           54.2
  Other current assets                                23.5           17.4
                                                  --------       --------
    Total current assets                           1,331.3        1,062.2
Property, plant and equipment, net                 3,861.9        2,506.0
Other assets                                       1,546.0        1,105.7
                                                  --------       --------
Total assets                                      $6,739.2       $4,673.9
                                                  ========       ========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                $  263.4       $  253.3
  Accrued liabilities                                312.1          230.9
  Short-term debt and current maturities of
   long-term debt                                    982.7          188.9
                                                  --------       --------
    Total current liabilities                      1,558.2          673.1
Long-term debt, less current maturities            1,965.2        1,235.2
Deferred income taxes                                713.5          389.7
Other noncurrent liabilities                         453.2          440.2
Stockholders' equity:
  Common stock, $1 par value, authorized
   300,000,000 shares; issued 125,067,817
   and 124,668,286 shares at September 30
   and December 31, respectively                     125.0          124.6
  Capital in excess of par value                   1,697.0        1,690.3
  Retained earnings                                  581.6          446.2
  Accumulated other comprehensive income             (58.3)         (30.8)
  Treasury stock, at cost, 10,738,520 and
10,691,520 shares at September 30 and
   December 31, respectively                        (296.2)        (294.6)
                                                 --------       --------
    Total stockholders' equity                     2,049.1        1,935.7
                                                  --------       --------
Total liabilities and stockholders' equity        $6,739.2       $4,673.9
                                                  ========       ========






(See Notes to Condensed Consolidated Financial Statements on Page 5)
</TABLE


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

                                                            Nine months ended
                                                              September 30,
                                                             1998        1997
--------------------------------------------------------------------------
Cash Flows from Operating Activities
------------------------------------
Net earnings                                              $  169.2    $  150.8
Adjustments to reconcile net earnings to net cash
 provided by operating activities:
Depreciation, depletion and amortization                  193.9       141.5
Minority interest                                          30.4       103.2
Deferred income taxes                                     (12.3)       35.9
Other charges and credits, net                           (117.8)      (33.7)
Changes in:
Receivables                                              16.5         8.8
Inventories                                             (15.4)       28.7
Other current assets                                      3.6        (0.6)
Accounts payable                                        (98.1)      (25.4)
Accrued liabilities                                      82.0        46.5
                                                          --------     -------
Net cash provided by operating activities                 252.0       455.7
                                                          --------     -------
Cash Flows from Investing Activities
------------------------------------
Capital expenditures                                        (252.2)     (157.9)
Acquisitions of businesses, net of cash acquired            (393.3)     (103.0)
Proceeds from sale of business                                44.8         -
Proceeds from sales of property, plant and equipment           5.8         8.2
                                                          --------     -------
Net cash used in investing activities                    (594.9)     (252.7)
                                                          --------     -------
Net cash provided (used) before financing activities     (342.9)      203.0
                                                          --------     -------
Cash Flows from Financing Activities
------------------------------------
Joint venture cash distributions to Phosphate Resource
 Partners Limited Partnership, net                           (55.1)     (123.8)
Payments of long-term debt                                  (997.2)     (156.0)
Proceeds from issuance of long-term debt, net              1,194.7       312.0
Changes in short-term debt, net                              252.1       (54.7)
Increase (decrease) in securitization of accounts
 receivable, net                                             (61.5)        5.2
Stock options exercised                                        8.8         5.0
Cash dividends paid                                          (33.9)      (22.4)
Purchase of treasury stock                                    (3.1)     (157.2)
                                                          --------     -------
Net cash provided by (used in) financing activities       304.8      (191.9)
                                                          --------     -------

Net change in cash and cash equivalents                   (38.1)       11.1
Cash and cash equivalents - beginning of period           109.7        63.3
                                                          --------     -------
Cash and cash equivalents - end of period              $   71.6     $  74.4
                                                          ========     =======




(See Notes to Condensed Consolidated Financial Statements on Page 5)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share amounts)

1.	Acquisitions
------------
1998 Acquisition
In April 1998, the Company completed its previously announced acquisition of privately held Harris Chemical Group, Inc. and its Australian affiliate, Harris Chemical Australia Pty Ltd. & Its Controlled Entities (collectively, Harris), for approximately $1.4 billion (Harris Acquisition). Under the terms of the Harris Acquisition, the Company purchased all Harris equity for approximately $450.0 million in cash and assumed approximately $950.0 million of debt. Harris, with annual sales of approximately $800.0 million, is a leading producer of salt, soda ash, boron chemicals and other inorganic chemicals, including potash crop nutrients.

For financial statement purposes, the Harris Acquisition was accounted for as a purchase and, accordingly, Harris' results are included in the consolidated financial statements since the date of acquisition. The purchase price, which was initially financed through proceeds borrowed under credit facilities, has been allocated to acquired assets and liabilities based on estimated fair values at the date of acquisition. This allocation resulted in an excess of purchase price over identifiable net assets acquired, or goodwill, of approximately $319.0 million which is included in Other assets in the Condensed Consolidated Balance Sheet. This goodwill is being amortized on a straight-line basis over 40 years.

The unaudited pro forma information for the periods set forth below gives effect to the Harris Acquisition as if it had occurred as of January 1, 1997. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated as of that time.

                                                        Nine months ended
                                                          September 30,
                                                        1998         1997
                                                        ----         ----
Net sales:                                            $2,882.6    $2,891.5
  Earnings before extraordinary item                     179.6        82.4
  Net earnings                                           173.5        79.1

Diluted earnings per share:
  Earnings before extraordinary item                  $   1.56    $   0.70
  Net earnings per share                                  1.51        0.67

1997 Acquisitions
During the nine months ended September 30, 1997, the Company completed several acquisitions, including a potash mine and processing facility (Western Ag-Minerals Company); a precision farming operation (Top-Soil); several retail distribution operations (Crop-Maker, So-Green, Frankfort Supply, Sanderlin, and Hutson Ag Services, Inc.); a storage terminal company (Hutson Company, Inc.); and the purchase of the preferred stock of a subsidiary held by an unrelated third party. Total cash payments for acquisitions during the nine months ended September 30, 1997 were $103.0 million, and approximately 200,000 shares of common stock of the Company were issued for $7.9 million.

The acquisitions for the nine months ended September 30, 1997 were also accounted for under the purchase method of accounting and, accordingly, the results for the acquired businesses are included in the consolidated financial statements since the respective dates of acquisition. Pro forma consolidated operating results for the nine months ended September 30, 1997, reflecting these acquisitions from the beginning of that period, would not have been materially different from reported amounts.

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

In June 1998, the Company announced plans to explore strategic options, including divestiture, for its IMC AgriBusiness business unit. The Company is continuing to explore its strategic options for IMC AgriBusiness. Any sale would be subject to certain conditions including the execution of a definitive agreement and the receipt of certain approvals.

Currently, the Company is also exploring strategic options, including divestiture, for its IMC Chemicals business unit. As with IMC AgriBusiness discussed above, any sale would be subject to certain conditions including the execution of a definitive agreement and the receipt of certain approvals.

3.	Financing Activities
--------------------
In September 1998, the Company redeemed $100.2 million of its 8.50 percent senior notes due 2000. These notes were assumed by the Company as part of the Harris Acquisition and were adjusted to fair value as of the acquisition date in accordance with Accounting Principles Board Opinion (APB) No. 16. The redemption reduced high-cost indebtedness and was funded by commercial paper borrowings. Additionally, in September 1998, the Company purchased on the open market $44.0 million of $355.9 million 10.75 percent senior subordinated notes due 2003 (Senior Subordinated Notes), and $8.8 million of $261.9 million 10.25 percent senior notes due 2001 (Senior Notes). These notes were assumed by the Company as part of the Harris Acquisition and were adjusted to
fair value as of the acquisition date in accordance with APB No. 16.   The
open market purchase reduced high-cost indebtedness and was funded by commercial paper borrowings.

Also in September 1998, the Company filed a registration statement on Form S-3 (Form S-3) to increase the amount of debt and equity securities available for issuance to $700.0 million. The Form S-3 was subsequently increased to $800.0 million.

In August 1998, the Company issued, under a Form S-3, $200.0 million of 6.50 percent notes due 2003 and $100.0 million of 7.375 percent debentures due 2018. The proceeds of these issuances were used to repay short-term debt, including commercial paper, and for general corporate purposes.

In January 1998, the Company prepaid $120.0 million of unsecured term loans which bore interest at rates ranging between 7.12 percent and 7.18 percent which were to mature at various dates between 2000 and 2005. In connection with the prepayment of such unsecured term loans, the Company recorded an extraordinary charge, net of taxes, of $2.7 million for redemption premiums incurred. This prepayment was financed by net debt proceeds from the issuance in January 1998 of $150.0 million 6.55 percent senior notes due 2005 and $150.0 million 7.30 percent debentures due 2028.

In May 1997, the Company purchased certain senior notes from a single holder and recorded an extraordinary charge, net of taxes, of $3.3 million for redemption premiums incurred and the write-off of previously deferred finance charges. The repurchase of the senior notes was financed at lower interest rates under the Company's credit facility.

4.	Restructuring Charge
--------------------
The Company recently announced the consolidation of its phosphate and potash businesses into a new operating entity, IMC Crop Nutrients. Concurrent with forming IMC Crop Nutrients, the Company is undertaking an extensive program of performance improvement in the phosphate business, targeting productivity increases, operating cost reductions and major asset restructuring. Additionally, cost reductions are expected to be realized through staff reductions at the Company's headquarters and administrative offices. The Company is in the process of evaluating the accounting impact of the foregoing restructuring activities and currently expects to record a charge to earnings related to such restructuring activities, in an as yet undetermined amount, in the fourth quarter of 1998.

5.	Operating Segments
------------------
Segment information for 1998 and 1997 was as follows(a):

                        IMC-Agrico    IMC         IMC        IMC
                        Phosphates   Kalium   AgriBusiness  Chemicals  Other(c)    Total
                          ----------   ------   ----------   --------  --------    -----
Three months ended September 30, 1998
Net sales from
 external customers      $  316.3    $  148.1  $    97.3    $ 103.0   $   92.1   $  756.8
Intersegment net sales       36.4        26.3        -          -          0.8       63.5
Gross margins                86.4        70.9       13.0       14.7        6.6      191.6
Operating earnings           77.2        64.3      (13.7)       8.9      (10.5)     126.2
Total assets at
 September 30, 1998(b)    1,818.9     1,324.0      451.5      623.8	   2,521.0    6,739.2

Nine months ended September 30, 1998
Net sales from
 external customers      $1,039.5    $  484.1  $   666.0    $ 205.8   $  260.0   $2,655.4
Intersegment net sales      134.3        70.4        -          -          3.8      208.5
Gross margins               273.7       226.1      112.2       27.0       19.7      658.7
Operating earnings          244.7       205.1       28.8       15.1      (67.3)     426.4

                        IMC-Agrico    IMC         IMC        IMC
                        Phosphates   Kalium   AgriBusiness  Chemicals  Other(c)    Total
                          ----------   ------   ----------   --------  --------    -----
Three months ended September 30, 1997
Net sales from
 external customers       $  314.7   $  134.6  $    98.9    $   -     $   50.5   $  598.7
Intersegment net sales        39.6       19.9       -           -          8.6       68.1
Gross margins                 77.9       54.1       14.3        -          3.0      149.3
Operating earnings            68.3       48.4      (14.9)       -        (17.6)      84.2
Total assets at
 September 30, 1997(b)     1,694.7      847.1      459.8        -        644.5    3,646.1

Nine months ended September 30, 1997
Net sales from
 external customers       $  985.4   $  394.0  $   728.6     $  -     $  203.7   $2,311.7
Intersegment net sales       128.9       58.7        -          -         30.6      218.2
Gross margins                242.5      169.8      139.4        -         27.6      579.3
Operating earnings           211.2      153.6       47.0        -        (30.2)     381.6

(a)	The operating results and assets of Great Salt Lake Minerals (GSL), IMC
Salt and IMC Chemicals, acquired as part of the Harris Acquisition, are included in the segment information since the date of acquisition, April
1998.  See Note 1, "Acquisitions," of Notes to Condensed Consolidated
Financial Statements.

(b)	The increase in IMC Kalium's total assets as compared to December 31,
1997 results from the purchase of GSL as part of the Harris Acquisition.

(c)	Segment information below the quantitative thresholds is attributable to three business units (IMC-Agrico Feed Ingredients, IMC Salt and IMC
Vigoro) and corporate headquarters.  The Company produces and markets animal feed ingredients through IMC-Agrico Feed Ingredients.  IMC Salt produces salt for use in road de-icing, food processing, water softeners and industrial applications. IMC Vigoro manufactured and distributed consumer lawn and garden products; produced and marketed professional products for turf, nursery and horticulture markets; and produced and distributed potassium-based ice melter products.  IMC Vigoro was sold in
June 1998.  See Note 2, "Divestitures," of Notes to Condensed
Consolidated Financial Statements.  Corporate headquarters includes the elimination of inter-business unit transactions and oil and gas activities through its interest in Phosphate Resource Partners Limited
Partnership.

6.	Comprehensive Income
--------------------
The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." An analysis of comprehensive income, net of taxes, is provided below:

                                      Three months ended  Nine months ended
                                         September 30,       September 30,
                                         1998      1997     1998      1997
                                         ----      ----     ----      ----
Comprehensive income:
 Net earnings                          $ 36.9    $ 26.7   $ 169.2   $ 150.8
 Foreign currency translation
  adjustment                            (11.5)     (0.3)    (27.5)     (1.9)
                                       ------    ------   -------   -------
   Total comprehensive income
    for the period                     $ 25.4    $ 26.4   $ 141.7   $ 148.9
                                       ======    ======   =======   =======

7.	Subsequent Events
-----------------
In October 1998, the Company redeemed $311.7 million of Senior Subordinated Notes and $253.1 million of Senior Notes. In connection with the redemption of the Senior Subordinated Notes and the Senior Notes, the Company recorded an extraordinary gain, net of taxes, of $7.1 million. These redemptions represented the final payments on the total outstanding balances of the Senior Subordinated Notes and Senior Notes and were made to reduce high-cost indebtedness. Also, in October 1998, the Company issued, under a Form S-3, $200.0 million of 6.625 percent notes due 2001. The proceeds of this issuance were used to redeem the Senior Subordinated Notes and Senior Notes discussed above.

In November 1998, the Company issued, under a Form S-3, $300.0 million of
7.40 percent notes due 2002 and $300.0 million of 7.625 percent notes due 2005. The proceeds of these issuances were used to repay short-term debt, including commercial paper.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results
of Operations.(1)

Results of Operations
---------------------
Three months ended September 30, 1998  vs.  three months ended
September 30, 1997
------------------------------------------------------------------------
Overview
Net sales for the third quarter ended September 30, 1998 were $756.8 million and gross margins were $191.6 million. Earnings, before an extraordinary charge, were $37.8 million, or $0.33 per share. An extraordinary charge of $0.9 million, or $0.01 per share, related to the early extinguishment of debt, reduced net earnings to $36.9 million, or $0.32 per share.

Net sales for the third quarter ended September 30, 1997 were $598.7 million and gross margins were $149.3 million. Net earnings were $26.7 million, or $0.28 per share.

Net sales increased 26 percent from the prior year third quarter while gross margins increased 28 percent from the same period one year ago. The improvement was largely due to strong performances by two of the Company's core businesses -- IMC Kalium and IMC-Agrico Phosphates. The sales improvements were largely attributable to continued strong demand and higher prices for potash and phosphate crop nutrients, increased demand for animal feed ingredients, and additional revenues from the purchase of Harris Chemical Group, Inc. and its Australian affiliate, Harris Chemical Australia Pty Ltd. & Its Controlled Entities (collectively, Harris). The purchase of Harris is hereinafter referred to as the "Harris Acquisition."

The operating results of the Company's significant business units are discussed in more detail below.

IMC-Agrico Phosphates
Phosphates' net sales for the third quarter remained relatively unchanged as they decreased $1.6 million from $354.3 million in 1997 to $352.7 million in 1998, primarily as a result of lower concentrates sales volumes, partially offset by higher average sales realizations of concentrates and higher sales volumes of phosphate rock. Sales volumes of concentrated phosphates, primarily granular triple superphosphate
(GTSP) and diammonium phosphate (DAP) declined $22.8 million. The decreased shipments were mainly attributable to aggressive pricing from competitors and lower shipments to Brazil and China due to severe weather and weakened economic conditions. Higher concentrate sales prices of $8.7 million were mainly caused by higher DAP realizations, while the increase in phosphate rock volumes of $11.0 million primarily resulted from additional sales to a large contract customer.

Gross margins increased 11 percent to $86.4 million in the quarter compared to $77.9 million in the prior year quarter, mainly due to lower production costs and the higher prices discussed above, partially offset by the lower volumes discussed above. Production costs decreased compared to the prior year's third quarter primarily as a result of lower raw material costs for purchased ammonia and sulphur.

IMC Kalium
IMC Kalium's net sales increased 13 percent to $174.4 million in the current quarter from $154.5 million in the prior year quarter. The increase was due primarily to average sales realization improvements. Sales realizations increased when compared to the same period in the prior year by virtue of multiple price increases and a positive change in sales mix. Additionally, export sales volumes increased as a result of strong demand. These increases were slightly offset by lower domestic sales volumes created by lower domestic demand because of an above average corn and soybean harvest coupled with low commodity prices.

Gross margins increased 31 percent to $70.9 million for the quarter from $54.1 million in the same period one year ago. This increase was primarily due to the impact of the increased average realizations discussed above, partially offset by lower domestic sales volumes discussed above and higher production costs. The higher production costs were primarily due to additional costs related to the purchase of GSL as part of the Harris Acquisition in April 1998.

IMC AgriBusiness
IMC AgriBusiness' net sales decreased two percent to $97.3 million in the current quarter from $98.9 million in the prior year quarter. Lower volumes for DAP, solutions, ammonia, mixed goods and potash, combined with weaker average prices for ammonia and nitrogen solutions, were the primary factors for this decrease. This decrease was partially offset by higher volumes in crop protection products which resulted from planting delays during the spring planting season pushing sales into the current quarter.

Gross margins decreased nine percent from $14.3 million in the third quarter one year ago to $13.0 million in the current quarter, primarily due to the lower volumes and realizations discussed above.

IMC Salt
IMC Salt's net sales were $51.0 million with gross margins of $9.9 million in the current quarter. IMC Salt, a new core business for the Company, was created following the Harris Acquisition. Current quarter salt demand was strong among customers in the water conditioning, food processing and animal feed industries.

Other
The addition of IMC Chemicals, as a result of the Harris Acquisition, increased sales by $103.0 million and gross margins by $14.7 million. Sales at IMC-Agrico Feed Ingredients (Feed Ingredients) increased 12 percent to $41.8 million for the current quarter as compared to $37.4 million for the prior year period. The Feed Ingredients sales increase was driven by increased domestic and international volumes. Partially offsetting these increases in third quarter sales and gross margins, as compared to the same period in the prior year, was the absence of sales and margins for IMC Vigoro as a result of the divestiture of this business during the second quarter of 1998. See Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

Key Statistics
The following table summarizes the Company's core business sales volumes and average selling prices for the three months ended September 30th:

                                                 1998        1997
                                                 ----        ----
Sales volumes (in thousands of short tons)(a):
IMC-Agrico Phosphates                         1,575       1,753
IMC Kalium                                    2,081       2,213
IMC Salt                                      1,554         n/a

Average price per ton(b):
DAP                                            $182        $175
Potash                                           82          71
Salt                                             33         n/a

(a)	Sales volumes include tons sold captively.  IMC-Agrico Phosphates'
volumes represent dry product tons, primarily DAP.
(b)	Average prices represent sales made FOB mine/plant.
n/a	Not applicable as a result of the Harris Acquisition in April 1998.

Interest Expense
Interest expense totaled $53.9 million in the current quarter, an increase of $40.7 million from the same period in the prior year. The increase in interest expense was due to increased activity under revolver/commercial paper loans along with debt assumed in conjunction with Freeport-McMoRan Inc.'s (FTX) merger with the Company (FTX Merger) in December 1997 and the Harris Acquisition, as well as the issuance of:
(i) $200.0 million 6.50 percent notes due 2003 in August 1998; (ii) $100.0 million 7.375 percent debentures due 2018 in August 1998; (iii) $150.0 million 6.55 percent senior notes due 2005 in January 1998; and
(iv) $150.0 million 7.30 percent debentures due 2028 in January 1998. The increase in interest expense was partially offset by the tender of higher interest bearing notes.

Other (Income) Expense, Net
Other expense for the current quarter increased $3.4 million from the same period last year to $0.7 million. The increase was primarily due to the following: (i) the absence in the current year of a gain from the disposal of mineral rights; and (ii) the write-off of deferred revenue recorded at IMC Chemicals, necessitated by purchase price accounting, partially offset by (iii) increased interest income from interest-bearing cash balances and the absence of losses attributable to oil and gas operations as a result of the Company's contribution of the Main Pass Block 299 sulphur and oil operations (Main Pass) to Freeport-McMoRan Sulphur Inc. (FSC) in connection with the FTX Merger.

Income Taxes
The effective income tax rate for the current quarter was 35.2 percent, compared to 36.5 percent for the same period in the prior year, primarily as a result of improvements recognized in tax costs associated with international sales and operations.

Nine months ended September 30, 1998 vs. nine months ended
September 30, 1997
------------------------------------------------------------------------
Overview
Net sales for the nine months ended September 30, 1998 were $2,655.4 million and gross margins, before special one-time charges, were $662.8 million. Earnings, before an extraordinary charge and special one-time charges, were $181.9 million, or $1.58 per share. An extraordinary charge of $3.6 million, or $0.03 per share, and special one-time charges of $9.1 million, or $0.08 per share, reduced net earnings for the nine months of 1998 to $169.2 million, or $1.47 per share. The extraordinary charge related to the early extinguishment of debt, and the special one-time charges, totaling $14.0 million before tax benefits, related to restructuring charges associated with the sale of IMC Vigoro, the Company's consumer lawn and garden and professional products business. See Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

Net sales for the nine months ended September 30, 1997 were $2,311.7 million, gross margins were $579.3 million and earnings, before an extraordinary charge, were $154.1 million, or $1.62 per share. An extraordinary charge of $3.3 million, or $0.03 per share, related to the early extinguishment of debt, reduced net earnings to $150.8 million, or $1.59 per share.

Net sales for the nine months of 1998 increased 15 percent when compared to the nine months of the prior year period while gross margins, before special one-time charges, increased 14 percent from the comparable period one year ago. The improvement was largely due to strong performances by two of the Company's core businesses -- IMC Kalium and IMC-Agrico Phosphates. The sales improvements were largely attributable to continued strong demand and higher prices for potash and phosphate crop nutrients, and additional revenues from the former Harris operations. See Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial Statements. Partially offsetting growth in potash and phosphate revenues were lower net sales at IMC AgriBusiness and the absence of sales due to the divestiture of IMC Vigoro in June 1998. See
Note 2, "Divestitures," of Notes to Condensed Consolidated Financial
Statements.

The operating results of the Company's significant business units are discussed in more detail below.

IMC-Agrico Phosphates
Phosphates' net sales for the first nine months of 1998 improved five percent to $1,173.8 million compared to $1,114.3 million for the same period last year primarily due to increased concentrate sales volumes and higher average sales realizations. Sales volumes of concentrated phosphates, primarily domestic shipments of DAP and domestic and international shipments of granular monoammonium phosphate, increased by $41.6 million from the same prior year period. These favorable volume variances reflected the following factors: (i) a strong spring season;
(ii) an increase in the number of supply contracts over the prior period; (iii) an active summer fill program; and (iv) significant spot sales to co-ops. Average sales realizations for the first nine months of 1998 increased $12.2 million as compared to the prior year period primarily as a result of higher international GTSP realizations and an increase in the transfer price of phosphoric acid sold to Feed Ingredients.

Gross margins increased 13 percent to $273.7 million for the first nine months of 1998 compared to $242.5 million for the first nine months of last year, mainly due to lower production costs and the higher volumes and prices discussed above. Production costs decreased compared to the prior year's first nine months primarily as a result of lower raw material costs for purchased ammonia and sulphur, partially offset by increased costs for phosphate rock operations.

IMC Kalium
IMC Kalium's net sales for the first nine months of 1998 increased 22 percent to $554.5 million compared to $452.7 million for the first nine months of 1997. This increase was primarily by virtue of average sales realization improvements. Average sales realizations increased over the prior year as a result of multiple price increases and a positive change in sales mix.

Gross margins increased 33 percent to $226.1 million for the first nine months of 1998 from $169.8 million for the same period one year ago, primarily as a result of the impact of the increased average realizations discussed above, partially offset by higher production costs. This resulted from the addition of costs related to the purchase of GSL as part of the Harris Acquisition in April 1998 coupled with increased provincial levies.

IMC AgriBusiness
IMC AgriBusiness' net sales decreased nine percent to $666.0 million for the first nine months of 1998 from $728.6 million for the same prior year period. Lower volumes for mixed goods and ammonia, combined with wet field conditions during the spring and weaker average prices for nitrogen solutions and ammonia, were the primary factors for this decrease.

Gross margins decreased 20 percent from $139.4 million for the nine months ended September 30, 1997 to $112.2 million for the first nine months of 1998, by virtue of the lower volumes and average realizations discussed above.

IMC Salt
The IMC Salt business unit was established in April 1998 concurrent with the Harris Acquisition; consequently, results for the nine months ended September 30, 1998 include only second and third quarter activity. See
Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial
Statements.

IMC Salt's net sales were $91.9 million with gross margins of $17.1 million for the nine months ended September 30, 1998. Current year-to-date salt demand was strong among customers in the water conditioning, food processing and animal feed industries.

Other
The IMC Chemicals business unit was established in April 1998 concurrent with the Harris Acquisition; consequently, results for the nine months ended September 30, 1998 include only second and third quarter activity. See Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial Statements. IMC Chemical's net sales were $205.8 million with gross margins of $27.0 million for the nine months ended September 30, 1998. The offsets to the sales and gross margin increases described above for the current year period, as compared to the same period in the prior year, were primarily the result of lower volumes and average sales realizations at Feed Ingredients coupled with lower sales at IMC Vigoro as a result of the divestiture of this business during the second quarter of 1998. See Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

Key Statistics
The following table summarizes the Company's core business sales volumes and average selling prices for the nine months ended September 30th:

                                                    1998       1997
                                                    ----       ----
Sales volumes (in thousands of short tons)(a):
IMC-Agrico Phosphates                              5,494      5,321
IMC Kalium                                         6,802      6,723
IMC Salt(c)                                        2,770        n/a

Average price per ton(b):
DAP                                                 $177       $177
Potash                                                80         68
Salt(c)                                               33        n/a

(a)	Sales volumes include tons sold captively.  IMC-Agrico Phosphates'
volumes represent dry product tons, primarily DAP.
(b)	Average prices represent sales made FOB mine/plant.
(c)	Results reflect activity for the second and third quarters only as a result of the Harris Acquisition.  See Note 1, "Acquisitions," of
Notes to Condensed Consolidated Financial Statements.
n/a	Not applicable as a result of Harris Acquisition in April 1998.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $5.2 million, or three percent, to $202.9 million, before special one-time charges of $9.9 million, for the first nine months of 1998 compared to $197.7 million for the first nine months of 1997. This increase was primarily due to the inclusion of the results of operations of businesses acquired since September 1997 in the Company's nine month 1998 results of operations. The special one-time charges related to restructuring charges associated with the divestiture of IMC Vigoro. See Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

Interest Expense
Interest expense totaled $137.6 million for the first nine months of 1998, an increase of $99.2 million from the same period in the prior year. The increase in interest expense was due to increased activity under revolver/commercial paper loans along with debt assumed in conjunction with the Harris Acquisition and the FTX Merger as well as the issuance of: (i) $200.0 million 6.50 percent notes due 2003 in August 1998; (ii) $100.0 million 7.375 percent debentures due 2018 in August 1998; (iii) $150.0 million 6.55 percent senior notes due 2005 in January 1998; (iv) $150.0 million 7.30 percent debentures due 2028 in January 1998; and (v) $150.0 million 6.875 percent senior debentures due 2007 in July 1997. The increase in interest expense was partially offset by the tender of higher interest notes and the early payment of certain unsecured term loans.

Other (Income) Expense, Net
Other income for the nine months ended September 30, 1998 increased $5.5 million from the same period in the prior year. The increase was primarily due to the following: (i) increased interest income from interest-bearing cash balances; (ii) the absence of current year amortization of a merger and restructuring charge; and (iii) the absence of losses attributable to oil and gas operations as a result of the Company's contribution of Main Pass to FSC in connection with the FTX Merger.

Income Taxes
The effective income tax rate for the nine months of 1998 was 35.2 percent, compared to 36.5 percent for the same period in the prior year, primarily as a result of improvements recognized in tax costs associated with international sales and operations.

Capital Resources and Liquidity
-------------------------------
Liquidity and Operating Cash Flow
Cash generated from operating activities decreased $203.7 million in the first nine months of 1998 to $252.0 million. The decrease was primarily due to: (i) cash used to fund Phosphate Resource Partners Limited Partnership (PLP) operations, primarily related to oil & gas; (ii) increased litigation payments; and (iii) higher debt fee payments associated with debt issuances. Also, when compared to December 31, 1997, the Company's working capital ratio decreased to 0.9:1 at September 30, 1998 from 1.6:1 at December 31, 1997, primarily due to the assumption of short-term debt in conjunction with the Harris Acquisition in April 1998. See "Financing" for further details.

Net cash used in investing activities increased $342.2 million over 1997 levels primarily due to acquisitions and increased capital expenditures, partially offset by $44.8 million of proceeds from the sale of IMC Vigoro. See Note 1, "Acquisitions," and Note 2, "Divestitures," of Notes to Condensed Consolidated Financial Statements. Capital expenditures for the first nine months of 1998 increased $94.3 million when compared with the first nine months of the prior year primarily due to the following: (i) PLP's share of McMoRan Oil & Gas Company (MOXY) exploration and development costs of $40.1 million; (ii) enterprise-wide systems development expenditures of $23.8 million; and (iii) expenditures for IMC Salt and IMC Chemicals of $19.8 million.

Cash from financing activities increased $496.7 million for the first nine months of 1998 when compared with the comparable period in the prior year from a use of funds of $191.9 million to a source of funds of $304.8 million at September 30, 1998. This increase in funds available was primarily due to higher net debt proceeds for the current year period of $281.6 million and decreased stock repurchases of $154.1 million. The net debt proceeds were used, in part, to finance the Harris Acquisition, which was funded through the Company's commercial paper borrowings. Debt to total capitalization increased to 57.1 percent from 42.4 percent at December 31, 1997, primarily as a result of increased commercial paper borrowings, partially offset by the prepayment of certain unsecured loans in January 1998 and the redemption of $100.2 million of the 8.50 percent senior notes in September 1998. See "Financing" below for further details. Additionally, net PLP distributions decreased $68.7 million as a result of the Company's increased ownership in IMC-Agrico due to the FTX Merger, further impacting cash generated from financing activities.

Financing
The Company has credit facilities with a group of banks from which it and certain of its subsidiaries may borrow up to $1,350.0 million on a revolving basis under two separate agreements (Revolving Credit Facilities) expiring in December 1998 and March 1999, and $650.0 million under a long-term revolving credit facility (Long-Term Credit Facility) expiring in December 2002. As of September 30, 1998, commitment fees associated with the Revolving Credit Facilities were 7.5 basis points and 11.0 basis points for the Long-Term Credit Facility.

The credit facilities described above (collectively, Credit Facilities), support the Company's commercial paper borrowings and are available for other corporate purposes. The amount available for borrowing under the Credit Facilities is reduced by the balance of outstanding commercial paper.

Simultaneously with the consummation of the FTX Merger, the Company and its Canadian subsidiaries entered into a credit facility with a group of banks to borrow up to $100.0 million under a revolving credit facility (Canadian Facility) that will expire in December 2002. The Company guarantees all loans made to its subsidiaries under the Canadian Facility. As of September 30, 1998, commitment fees associated with the Canadian Facility were 11.0 basis points.

In September 1998, the Company redeemed $100.2 million of its 8.50 percent senior notes due 2000. These notes were assumed by the Company as part of the Harris Acquisition and were adjusted to fair value as of the acquisition date in accordance with Accounting Principles Board Opinion (APB) No. 16. The redemption reduced its high-cost indebtedness and was funded by commercial paper borrowings. See Note 3, "Financing Activities," of Notes to Condensed Consolidated Financial Statements. Additionally, in September 1998, the Company purchased on the open market $44.0 million of $355.9 million 10.75 percent senior subordinated notes due 2003 (Senior Subordinated Notes), and $8.8 million of $261.9 million 10.25 percent senior notes due 2001 (Senior Notes). These notes were assumed by the Company as part of the Harris Acquisition and were adjusted to fair value as of the acquisition date in accordance with APB
No. 16.   The open market purchase reduced high-cost indebtedness and was funded by commercial paper borrowings.

Also in September 1998, the Company filed a registration statement on Form S-3 (Form S-3) to increase the amount of debt and equity securities available for issuance to $700.0 million. The Form S-3 was subsequently increased to $800.0 million.

In August 1998, the Company issued, under the Form S-3, $200.0 million of 6.50 percent notes due 2003 and $100.0 million of 7.375 percent debentures due 2018. The proceeds of these issuances were used to repay short-term debt, including commercial paper, and for general corporate purposes.

During June 1998, $0.2 million of $355.9 million Senior Subordinated Notes, and $3.1 million of $104.3 million 8.50 percent senior notes due 2000 were presented for purchase by holders of the notes.

In April 1998, the Company acquired Harris for a total purchase price of $1.4 billion. As a result, the Company assumed approximately $950.0 million of debt and paid approximately $450.0 million for the equity of Harris, the payment of which was funded by commercial paper borrowings. See Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial Statements.

In January 1998, the Company prepaid $120.0 million of unsecured term loans to reduce its high-cost indebtedness. See Note 3, "Financing Activities," of Notes to Condensed Consolidated Financial Statements.

In July 1997, the Company issued, under an existing shelf registration statement, $150.0 million of 6.875 percent senior debentures due 2007. The proceeds of this issuance were used to reduce high-cost indebtedness.

In May 1997, the Company completed a tender offer to purchase portions of its high-cost senior notes. See Note 3, "Financing Activities," of Notes to Condensed Consolidated Financial Statements.

Recent Developments
In October 1998, the Company redeemed $311.7 million of Senior Subordinated Notes and $253.1 million of Senior Notes. In connection with the redemption of the Senior Subordinated Notes and the Senior Notes, the Company recorded an extraordinary gain, net of taxes, of $7.1 million. These redemptions represented the final payments on the total outstanding balances of the Senior Subordinated Notes and Senior Notes and were made to reduce high-cost indebtedness. Also in October 1998, the Company issued, under the Form S-3, $200.0 million of 6.625 percent notes due 2001. The proceeds of this issuance were used to redeem a portion of the Senior Subordinated Notes and Senior Notes.

In November 1998, the Company issued, under the Form S-3, $300.0 million of 7.40 percent notes due 2002 and $300.0 million of 7.625 percent notes due 2005. The proceeds of these issuances were used to repay short-term debt, including commercial paper.

Restructuring Charge
--------------------
The Company recently announced the consolidation of its phosphate and potash businesses into a new operating entity, IMC Crop Nutrients. Concurrent with forming IMC Crop Nutrients, the Company is undertaking an extensive program of performance improvement in the phosphate business, targeting productivity increases, operating cost reductions and major asset restructuring. Additionally, cost reductions are expected to be realized through staff reductions at the Company's headquarters and administrative offices. The Company is in the process of evaluating the accounting impact of the foregoing restructuring activities and currently expects to record a charge to earnings related to such restructuring activities, in an as yet undetermined amount, in the fourth quarter of 1998.

Year 2000 Compliance
--------------------
Like other businesses dependent on modern technology, the Company must address potential Year 2000-related issues. The Company is progressing through a comprehensive program (Year 2000 Program) to evaluate and address the impact of Year 2000-related issues on its operational systems, business application software, computer hardware, facilities infrastructure and equipment with embedded technology, and Year 2000-related risks associated with its vendors and customers.

The Company's Year 2000-related effort is a cooperative venture coordinated among business units and appropriate members of the Company's senior management. Progress reviews are held periodically with senior management and the Board of Directors. As an additional step, the Company has created the position of Year 2000 Risk Manager to provide Company-wide leadership, oversight and coordination of its Year 2000 project.

State of Readiness
The Company is using both internal and external resources to implement its Year 2000 Program, which includes the following overlapping phases: system inventory and analysis; remediation, testing and implementation; and vendor and customer review. The Company expects that its Year 2000 Program will be substantially complete by the end of the third quarter of 1999.

System Inventory and Analysis Phase
-----------------------------------
The system inventory and analysis phase consists of compiling a detailed inventory of all of the Company's systems and platforms to determine which items are date sensitive, affected by the Year 2000, and therefore require remediation. Each of the Company's business units has focused specifically on the following seven target areas: business application software, mainframe hardware and software, network servers, desktop environment, network and telephone systems, non-information technology assets and facilities, and major suppliers and service providers. This analysis has involved both an internal assessment conducted by Company engineers, technicians, and business unit managers, as well as contact with the manufacturers of computer systems and equipment used by the Company in its operations. Each of the Company's business units has substantially completed its system inventory and analysis phase. The principal business application systems requiring remediation that were identified by the Company during this stage include the following systems: equipment maintenance, spare parts inventory, distribution, customer order entry, and financial/accounting. In addition, some Company plants have identified certain production control systems that will require Year 2000-related remediation in order to remain operative.

Remediation, Testing and Implementation Phase
---------------------------------------------
The remediation, testing and implementation phase involves determining and implementing a remediation method (upgrade, replace or discontinue)
that is most appropriate for each specific date sensitive item.   The
remediated item is then tested and returned to normal operations when Year 2000-related issues have been addressed. Testing includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. Several system manufacturers have provided testing procedures for their equipment and have been available for consultations about Year 2000-related testing. In certain limited cases, the Company has also retained special consultants to assist with its remediation efforts.

As a separate initiative, the Company is implementing its Global Vision Project, an enterprise-wide resource planning (ERP) software package. Its scope includes accounts payable, inventory, purchasing, general ledger, payroll, human resources and plant maintenance. This new ERP software and the improvements to the infrastructure hardware required to support the Global Vision Project should further remediate issues associated with the Year 2000.

Vendor and Customer Review
--------------------------
Vendor reviews consist of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. Each business unit has developed a questionnaire that has been submitted to the primary suppliers and vendors to determine their Year 2000-related status. The business units currently are analyzing the information provided in these responses, and will determine the best way to address any specific issues. As an additional precaution, each business unit's purchase orders now contain a Year 2000-related clause to help ensure that any newly purchased equipment adequately addresses Year 2000-related issues.

Although the Company is attempting to monitor and validate the efforts of other parties, it may not have control over the success of these efforts. In the event that satisfactory commitments from key suppliers are not received, the Company is forming plans for the continuing availability of critical materials and supplies through alternate channels. In general, however, the Company is satisfied with the progress made by critical vendors to date and no critical issues have been identified.

In addition to investigating the Company's key suppliers, the Company's business units are also contacting key customers to explain the Company's Year 2000-related efforts and to solicit certain information about each customer's Year 2000-related efforts to assess potential Year 2000-related problems that could affect future orders from such customers.

Costs
The Company does not currently expect that the costs of addressing its Year 2000-related issues will have a material effect on its financial position, results of operations or liquidity. Costs related to Year 2000-related issues are expensed as incurred and are funded through operating cash flows. In a few limited instances, some business units have deferred certain non-Year 2000-related information technology projects due to their respective Year 2000-related efforts. The Company believes, however, that these deferred projects are not critical to its present or future financial performance or business operations. The Company estimates its total Year 2000-related technology and non-information technology systems remediation costs to be approximately $5.7 million, of which $1.8 million will be expended in 1998. The remaining costs will be incurred during 1999. A sizable portion of these costs represents the redeployment of existing employee resources rather than incremental expenses.

Risks
Progress reports on the Year 2000 Program are presented regularly to the Company's Board of Directors and senior management. As the program continues, the Company may discover additional Year 2000-related challenges, including that remediation plans are not feasible or that the cost of such plans exceed current expectations. In many cases, the Company is relying on written assurances from vendors that the current systems are, or that new or upgraded systems acquired by the Company will adequately address Year 2000-related issues. The Company believes that one of its principal Year 2000-related risks is the effect Year 2000-related issues will have on its vendors, especially its utilities vendors. A substantial part of the Company's day-to-day operations is dependent on power, transportation systems, and telecommunication services, as to which alternative sources of service may not be available. The Company will continue to investigate the readiness of its suppliers, including utilities, and pursue the availability of alternatives to further diminish the extent of any impact Year 2000-related issues may have on the Company. Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame or that no unanticipated events will occur, it is management's belief that the Company is taking adequate action to address Year 2000-related issues. However, because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company's remediation efforts or the efforts of those it does business with not be successful. If either the Company, or the Company's vendors fail to adequately address Year 2000-related issues, the Company may suffer business interruptions. If such interruptions cause the Company to be unable to fulfill its obligations to third parties, the Company may potentially be exposed to third party liability.

Contingency Planning
At the present time, the Company has plans to develop contingency measures to address the possibility that it will not have fully addressed Year 2000-related issues by December 31, 1999. The Company's Year 2000-related strategy is currently emphasizing remediation, testing, and implementation activities. The Company will initiate contingency planning in early 1999.

Item 3.	Market Risk.

The Company is exposed to the impact of interest rate changes, fluctuations in the Canadian currency, and fluctuations in the purchase price of natural gas consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At September 30, 1998, the Company's exposure to these market risk factors was not significant and had not materially changed from December 31, 1997.

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

In addition, in 1993 and 1994, class action antitrust lawsuits with allegations similar to those made in the federal case were filed against the Company and other Canadian and United States potash producers in state courts in Illinois and California. The Illinois case was dismissed for failure to state a claim. In the California litigation, all proceedings have been stayed pending the decision of the Court of Appeals.

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

In May 1998, IMC and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (the Director Defendants), and MOXY. IMC alleges that the Director Defendants, as the directors of PLP's administrative managing general partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. IMC further alleges that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MOXY, an affiliate of FTX. IMC also alleges that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, IMC seeks to reform or rescind the contracts that PLP entered into with MOXY and to recoup the monies lost as a result of PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss Plaintiffs' claims. IMC intends to pursue this action vigorously.

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

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

    Exhibit No.          Description
    -----------          ---------------------------------------------
10.1                  Employment Agreement by and between
                     Douglas A. Pertz and the Company dated
                     as of September 15, 1998

    11.1                 Earnings Per Share Computation

    27                   Financial Data Schedule

(b)	Reports on Form 8-K.

Up to the date of this report, the following reports on Form 8-K were filed:

A report under Items 2 and 7 dated September 15, 1998.

A report under Items 5 and 7 dated October 26, 1998.


**************************

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

Date:  November 16, 1998

------------------------------------------------
(1)Except for statements of historical fact contained herein, the statements appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," presented herein constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions in localities where the Company operates; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal, including environmental, and administrative proceedings involving the Company, the completion of the Company's Year 2000 plan, and the other risk factors reported from time to time in the Company's SEC reports.