Form 10-K
period 1998-12-31
IMC GLOBAL INC
filed 1999-03-29
CIK 820626

===============================================================================
                               SECURITIES AND EXCHANGE COMMISSION
                                     Washington, D.C.  20549

                                           FORM 10-K

                  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        ---     THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                           For the year ended December 31, 1998
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

             Registrant's telephone number, including area code:  (847) 272-9200
                 Securities registered pursuant to Section 12(b) of the Act:

Title of each class                  Name of each exchange on which registered
-------------------                  -----------------------------------------
Common Stock, par value $1 per share    New York and Chicago Stock Exchanges
Preferred Share Purchase Rights         New York and Chicago Stock Exchanges
Warrants to Purchase Common Stock       New York Stock Exchange

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
Yes X  No
   ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [    ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $2,168,229,493 as of March 15, 1999. Market value is based on the March 15, 1999 closing price of Registrant's common stock as reported on the New York Stock Exchange Composite Transactions for such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS: Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 114,342,634 shares, excluding 10,738,520 treasury shares as of March 15, 1999.

DOCUMENTS INCORPORATED BY REFERENCE, IN PART:  Information required by Items
6, 7, 7a and 8 of Part II is incorporated by reference to the sections of the Registrant's 1998 Annual Report to Stockholders described in such Items. Information required by Items 10, 11, 12 and 13 of Part III is incorporated by reference to the sections of the Registrant's definitive proxy statement for the Annual Meeting of Stockholders to be held on April 27, 1999.
===============================================================================

                        1998 FORM 10-K CONTENTS


Item                                                              Page

Part I:

1.      Business                                                    1
           Company Profile                                          1
           Business Unit Information                                2
           Factors Affecting Demand                                14
           Other Matters                                           14
           Executive Officers of the Registrant                    15
2.      Properties                                                 17
3.      Legal Proceedings                                          17
4.      Submission of Matters to a Vote of Security Holders        19

Part II:

5.      Market for the Registrant's Common Stock and Related
         Stockholder Matters                                       19
6.      Selected Financial Data                                    19
7.      Management's Discussion and Analysis of Results of
         Operations and Financial Condition                        20
7a.     Quantitative and Qualitative Disclosures about
         Market Risk                                               20
8.      Financial Statements and Supplementary Data                20
9.      Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure                       20

Part III:

10.     Directors and Executive Officers of the Registrant         20
11.     Executive Compensation                                     20
12.     Security Ownership of Certain Beneficial Owners and
         Management                                                20
13.     Certain Relationships and Related Transactions             20

Part IV:

14.     Exhibits, Financial Statement Schedules and Reports
         on Form 8-K                                               21

Signatures                                                         33

PART I.

Item 1.  Business.(1)

         COMPANY PROFILE

         IMC Global Inc. (the Company or IMC) is one of the world's leading producers and distributors of crop nutrients to the international agricultural community, one of the foremost manufacturers and distributors of animal feed ingredients to the worldwide industry and one of the world's leading producers of salt. The Company mines, processes and distributes potash in the United States and Canada and is the majority joint venture partner in IMC-Agrico Company (IMC-Agrico), a leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. The Company also mines, processes and distributes salt products in the United States, Canada and Europe, including water conditioning, agricultural, industrial, consumer and road salt. In addition, the Company, through its interest in Phosphate Resource Partners Limited Partnership (PLP), participates in the exploration and production of oil & gas (Exploration Program) through its agreement with McMoRan Exploration Company (MMR), formerly McMoRan Oil & Gas Co.
         (MOXY). The Company's current operational structure consists of six business units corresponding to its major product lines as follows: IMC-Agrico Phosphates (phosphates), IMC Kalium (potash), IMC Salt (salt), IMC-Agrico Feed Ingredients (animal feed), IMC AgriBusiness (wholesale and retail distribution) and IMC Chemicals (soda ash and other inorganic chemicals). As a result of the pending divestitures of IMC AgriBusiness and IMC Chemicals, the future operational structure of the Company will be comprised of the following four business units: IMC-Agrico Phosphates (Phosphates), IMC Kalium (Kalium), IMC Salt
         (Salt) and IMC-Agrico Feed Ingredients (Feed Ingredients).

         IMC and PLP have a 56.5 percent and 43.5 percent, respectively, direct economic interest in IMC-Agrico over the term of the joint venture. IMC owns 51.6 percent of the outstanding PLP limited partnership units. As a result, the Company's total interest in IMC-Agrico is approximately 78.9 percent.

         The three major nutrients required for plant growth are phosphorus, contained in phosphate rock; potassium, contained in potash; and nitrogen. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants' physiological functions. Nitrogen is an essential element for most organic compounds in plants. These elements occur naturally in the soil but need to be replaced as crops remove them from the soil. Currently, no viable substitutes exist to replace the role of phosphate, potash and nitrogen in the development and maintenance of high-yield crops. Salt serves several high volume applications where there is either no substitute or no economical substitute. It is an essential nutrient for animal health and is used universally to season food, as a food preservative and as an additive to livestock feed products. It also is the primary material used to provide safe highways, walkways and parking lots. It is used extensively in manufacturing many chemicals where it is the most economical source of both sodium and chlorine. Another large volume application is for both industrial and consumer water conditioning where it removes other minerals and hence "softens" or conditions water.

         The Company believes that it is one of the most efficient North American producers of concentrated phosphates, potash,
         salt and animal feed ingredients.   IMC's business strategy
         focuses on maintaining and growing its leading position as a crop nutrient, animal feed and salt producer and distributor through extensive customer service, efficient distribution and transportation as well as supplying products worldwide at competitive prices, largely by capitalizing on economies of scale and state-of-the-art technology to reduce costs.

         For additional information on the Company's acquisition and divestiture activity, see Note 2, "Acquisitions," Note 4, "Discontinued Operations" and Note 5, "Other Divestitures," of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

         BUSINESS UNIT INFORMATION

         The amounts and relative proportions of net sales and operating earnings contributed by the business units of the Company have varied from year to year and may continue to do so in the future as a result of changing business, economic and competitive conditions as well as technological developments.

         In the fourth quarter of 1998, the Company initiated a restructuring of its operations (Restructuring Plan). One initiative of the Restructuring Plan was the combination of operating activities of Phosphates and Kalium in order to realize certain operating and staff function synergies. The following business unit information discusses Phosphates and IMC Kalium separately as they are still considered two distinct business units. The following business unit discussion should be read in conjunction with the information contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

         IMC-Agrico Phosphates
         ---------------------
         Net sales for Phosphates were $1,572.8 million, $1,484.8 million and $1,661.3 million for the years ended December 31, 1998, 1997 and 1996, respectively. Phosphates is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with 20.0 million tons of annual capacity. Phosphates is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5). P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide. Phosphate's concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.

         Phosphates' facilities, which produce concentrated phosphate, are located in central Florida and Louisiana. Its annual capacity represents approximately 32 percent of total United States concentrated phosphate production capacity and approximately ten percent of world capacity. The Florida concentrated phosphate facilities consist of three plants:
         New Wales, Nichols and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of 1.8 million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces four forms of concentrated phosphates: diammonium phosphate (DAP), monoammonium phosphate (MAP), granular triple superphosphate
         (GTSP) and merchant grade phosphoric acid. The Nichols facility manufactures phosphoric acid, DAP and granular MAP
         (GMAP). The South Pierce plant produces phosphoric acid and GTSP. The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid which is then shipped to the Faustina and Taft plants where it is used to produce DAP and GMAP. The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia. The Taft facility manufactures DAP and GMAP. Concentrated phosphate operations are managed in order to balance Phosphates' output with customer needs. Phosphates suspended phosphoric acid production at its Nichols facility in October 1998 and suspended production at its Taft facility in November 1998 in response to reduced market demands. The Taft facility subsequently resumed production in January 1999.

         Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

         Phosphate Rock
         All six of the Company's phosphate mines and related mining operations are located in central Florida. Phosphates extracts phosphate ore through surface mining after removal of a ten to 50 foot layer of sandy overburden and then processes the ore at one of its beneficiation plants where the ore goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials. Currently, four of the Company's phosphate mines are operating while one was idled in November 1998 and another was idled in January 1999. One of the operating mines will permanently close in mid-1999 pursuant to the Restructuring Plan. The present mining plan, developed in conjunction with the Restructuring Plan, anticipates the re-start of the two idle mines in the second half of 1999. The mining plan was developed to maximize the available resources, lower the cost of producing rock and manage the level of phosphate rock inventory.

         Phosphates' phosphate rock production volume for the years ended December 31, 1998, 1997 and 1996 totaled 20.0 million,
         20.0 million and 22.5 million tons, respectively. Anticipated production in 1999 will be less than the prior years as Phosphates reduces its level of rock inventory through the temporary idling of the two mines. Although Phosphates sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used internally, primarily in the manufacture of concentrated phosphates, totaled 14.8 million, 14.1 million and 14.3 million for the years ended December 31, 1998, 1997 and 1996, respectively, representing 74 percent, 70 percent and 64 percent, respectively, of total tons produced. Product shipments to customers totaled 5.0 million, 4.6 million and
         6.5 million tons for the years ended December 31, 1998, 1997 and 1996, respectively. Customer shipments have been reduced in order to maximize relative values of rock and concentrated phosphates by utilizing high-quality reserves for internal upgrading.

         Phosphates estimates its proven reserves to be 530.0 million tons of phosphate rock as of December 31, 1998. These reserves are controlled by Phosphates through ownership, long-term lease, royalty or purchase option agreements. Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL), with an average grade of 66 percent BPL. BPL is the standard industry term used to grade the quality of phosphate rock. The phosphate rock mined by Phosphates in the last three years averaged 65 percent BPL, which management believes is typical for phosphate rock mined in Florida during this period. Phosphates estimates its reserves based upon the performance of exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

         Phosphates also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district (Resources). Resources are mineralized deposits which may be economically recoverable; however, additional geostatistical analyses, including further explorations, permitting and mining feasibility studies, are required before such deposits may be classified as reserves. Based upon its preliminary analyses of these Resources, Phosphates believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by Phosphates but are similar to certain of the reserves being mined in current operations. These Resources contain estimated recoverable phosphate rock of approximately 114.0 million tons. Some of these Resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations, and consequently, the Company's ability to mine these Resources may be restricted.

         Sulphur
         A significant portion of Phosphates' sulphur requirements is provided by the sulphur subsidiary of MMR under a supply agreement with the Company. Phosphates' remaining sulphur requirements are provided by market contracts.

         Ammonia
         Phosphates' ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under annual and multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is used internally to produce certain concentrated phosphates.

         Sales and Marketing
         Domestically, Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. The Company also uses concentrated phosphates internally for the production of animal feed ingredients (see IMC-Agrico Feed Ingredients). Virtually all of Phosphates' export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which the Company administers on behalf of three other member companies. PhosChem believes that its sales represent approximately 53 percent of total United States exports of concentrated phosphates. The countries which account for the largest amount of PhosChem's sales of concentrated phosphates include China, Australia, India, Japan and Brazil. In 1998, Phosphates' exports to Asia and China were 48 percent and 27 percent, respectively, of total shipments.

         The table below shows Phosphates' shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:

                                    1998         1997         1996
                                ------------------------------------
                                 Tons    %    Tons    %    Tons    %
                                ------------------------------------
         Domestic
           Customers            2,373   32   2,065   29   2,350   32
           Captive, to other
            business units        563    8     615    9     581    8
                                -----  ---   -----  ---   -----  ---
                                2,936   40   2,680   38   2,931   40

         Export                 4,377   60   4,425   62   4,451   60
                                -----  ---   -----  ---   -----  ---
         Total shipments        7,313  100   7,105  100   7,382  100
                                =====  ===   =====  ===   =====  ===

         As of December 31, 1998, Phosphates had contractual commitments from non-affiliated customers for the shipment of concentrated phosphates and phosphate rock amounting to approximately 2.7 million tons and 5.2 million tons, respectively, in 1999.

         Competition
         Phosphates operates in a highly competitive global market. Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers. Phosphate crop nutrient producers compete primarily based on price and, to a lesser extent, product quality and innovation. IMC Kalium Net sales for the Kalium business unit were $700.1 million, $617.4 million and $464.8 million for the years ended December 31, 1998, 1997 and 1996, respectively.

         Kalium mines, processes and distributes potash in the United States and Canada. The term "potash" applies generally to the common salts of potassium. Kalium's products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacture of mixed crop nutrients and, to a lesser extent, animal feed ingredients (see IMC-Agrico Feed Ingredients). Kalium's potash products are also used for ice melter and water softener regenerant (see IMC Salt). Kalium also sells potash to customers for industrial use. Kalium operates four potash mines in Canada as well as three potash mines and a solar evaporation facility in the United States. With a total capacity in excess of ten million tons of product per year, management believes that Kalium is one of the leading private-enterprise potash producers in the world. In 1998, these operations accounted for approximately 15 percent of world capacity on a K2O basis(2).

         Canadian Operations
         Kalium's four mines in Canada produce muriate of potash exclusively and are located in the province of Saskatchewan, Canada. Two potash mines are interconnected at Esterhazy, one is located at Belle Plaine and one is located at Colonsay.
         The combined annual capacity of these four mines is approximately eight million tons. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 3,000 feet where continuous mining machines cut out the ore face and move jagged chunks of ore to conveyor belts. The ore is then crushed, moved to storage bins and then hoisted to refineries above ground. In contrast, Kalium's solution mining process involves heated water which is pumped through a "cluster" to dissolve the potash in the ore bed. A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather electric drilling rig. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, solution is pumped into a 130 acre cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. The Canadian operations produce 26 different potash products, including industrial grades, many through patented processes.

         Potash Corporation of Saskatchewan Inc. (PCS) controls several potash-producing properties in the province, including a property which consists of reserves located in the vicinity of Kalium's Esterhazy mines. Under a long-term contract with PCS, the Company is obligated to mine and refine these reserves for a fee plus a pro rata share of production costs. The specified quantities of potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of approximately one-fourth of the tons produced by Esterhazy but no more than approximately 1.1 million tons. The current contract extends through June 30, 2001 and is renewable at the option of PCS for five additional five-year periods.

         Kalium controls the rights to mine 323,070 acres of potash-bearing land in Saskatchewan. This land, of which 63,887 acres have already been mined or abandoned, contains over 4.6 billion tons of potash mineralization (calculated after estimated extraction losses) at an average grade of about 21 percent K2O. This ore is sufficient to support current operations for more than a century and will yield more than 1.4 billion tons of finished product with a K2O content of approximately 61 percent.

         Kalium's mineral rights in Saskatchewan consist of 123,953 acres owned in fee, 175,959 acres leased from the province of Saskatchewan and 23,158 acres leased from other parties. All leases are renewable by the Company for successive terms of 21 years. Royalties, established by regulation of the province of Saskatchewan, amounted to approximately $9.8 million, $8.2 million and $6.2 million in 1998, 1997 and 1996, respectively.

         Since December 1985, Kalium has experienced an inflow of water into one of its two interconnected potash mines at Esterhazy. As a result, Kalium has incurred expenditures to control the inflow, certain of which, due to their nature, have been capitalized while others have been charged to expense. Since the initial discovery of the inflow, Kalium has been able to meet all sales obligations from production at the mines. The Company has considered, and continues to evaluate, alternatives to the operational methods employed at Esterhazy. However, the procedures utilized to control the water inflow have proven successful to date, and the Company currently intends to continue conventional shaft mining. Despite the relative success of these measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow or remediation costs will not increase to a level which would cause the Company to change its mining process or abandon the mines.

         Kalium's underground mine operations are presently insured against business interruption and risk from catastrophic perils, including collapse, floods and other property damage with the exception of flood coverage at Esterhazy. Due to the ongoing water inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Like other potash producers' shaft mines, Kalium's Colonsay mine is also subject to the risks of inflow of water as a result of its shaft mining operations.

         In January 1988, the United States Department of Commerce (Commerce) signed an agreement with all of the potash producers in Canada, suspending an investigation by Commerce to determine whether Canadian potash was, or was likely to be, sold in the United States at less than "fair value." The agreement stipulated that each such producer's minimum price for potash sold in the United States, compared with its potash prices in Canada, would be based upon a formula to ensure that such product would be sold in the United States at a price no less than "fair value." This agreement will remain in place until terminated by Commerce in accordance with applicable law.

         The Saskatchewan Department of Environmental and Resource Management (Saskatchewan Department) published regulations requiring all potash mine operators to submit facility decommissioning and reclamation plans for approval by the Saskatchewan Department and to provide assurances that the plans will be carried out when the facility is closed. See "Other Matters - Environmental Matters" for further detail.

         United States Operations
         Kalium has four United States potash facilities: the Carlsbad and the Western Ag shaft mines located in Carlsbad, New Mexico; the Hersey solution mine located in Hersey, Michigan; and the solar evaporation facility located in Ogden, Utah.

         The Kalium Carlsbad mine has an annual production capacity of over one million tons of finished product. The ore reserves are of three types: (1) sylvinite, a mixture of potassium chloride and sodium chloride, the same as the ore mined in Saskatchewan; (2) langbeinite, a double sulphate of potassium and magnesium; and (3) a mixed ore, containing both potassium chloride and langbeinite. At this time only the sylvinite and langbeinite ores are mined.

         Continuous and conventional underground mining methods are utilized for ore extraction at Carlsbad. In the continuous mining sections, drum type mining machines are used to cut sylvinite and langbeinite ore from the face. Mining heights are as low as four feet. In the conventional areas, a wide ore face is undercut and holes drilled to accept explosive charges. Ore from both continuous and conventional sections is loaded onto conveyors, transported to storage areas and then hoisted above ground for further processing at the refinery.

         Three types of potash are produced at the Carlsbad refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; double sulphate of potash magnesia, marketed under the brand name K-Mag(Registered Trademark) containing significant amounts of sulphur, potassium and magnesium, with low levels of chloride; and sulphate of potash, supplying sulphur and a high concentration of potassium with low levels of chloride.

         At the Carlsbad facility, Kalium mines and refines potash from 43,877 acres of reserves which are controlled under long-term leases. These reserves contain an estimated total of 155 million tons of potash mineralization (calculated after estimated extraction losses) in four mining beds evaluated at thicknesses ranging from four to 12 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 10.7 million tons of concentrate from sylvinite with an average grade of 60 percent K2O and 27.0 million tons of langbeinite concentrate with an average grade of approximately 22 percent K2O. At current rates of production, management estimates that Kalium's reserves of sylvinite and langbeinite are sufficient to support operations for more than 17 years and 32 years, respectively. Pursuant to potassium mineral lease arrangements with the federal government, the State of New Mexico and other third parties, the Company paid royalties of $3.5 million, $3.3 million and $3.1 million in 1998, 1997 and 1996, respectively.

         Kalium commissioned a $25.0 million, 400,000 ton per year K-Mag(Registered Trademark) granulation facility at Carlsbad during 1998. This facility will convert standard grade K-Mag(Registered Trademark) into higher-priced, premium granular grade which has expanded sales opportunities.

         The Western Ag facility is located in Carlsbad, New Mexico, adjacent to the Kalium Carlsbad facility and has an annual capacity of 400,000 tons of double sulfate of potash magnesia which is marketed under the brand name K-Mag(Registered Trademark). The Western Ag facility mines and refines potash from 16,487 acres of reserves which are controlled under long-term leases. The reserves contain an estimated 93.8 million tons of potash mineralization in two mining beds in thicknesses ranging from eight to ten feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 13.0 million tons of concentrate from langbeinite with an average ore grade of 22 percent K2O and
         9.9 million tons of sylvinite concentrate with an average ore grade of 60 percent K2O. At current rates of production, management estimates that Western Ag's langbeinite reserves are sufficient to support operations for approximately 14 years. The sylvinite reserves, which would be processed at the adjacent Carlsbad facility's refinery, are estimated by management to be sufficient to support operations for approximately nine years at the current rate of production.

         Kalium is in the process of making mine modifications and constructing a new state-of-the-art, world class langbeinite refinery at Carlsbad at an estimated cost of approximately $70.5 million. The new refinery will replace the current refineries at the adjacent Carlsbad and Western Ag facility locations and will increase annual capacity by approximately 35 percent, reduce costs and improve processing efficiency. The new refinery is expected to be operational in mid-1999.

         At Hersey, Michigan, Kalium operates a solution mining facility with annual potash production capacity of approximately 160,000 tons, and annual salt capacity of approximately 300,000 tons. The salt from this facility is marketed by Salt (see IMC Salt). At Hersey, Kalium's mineral rights consist of 1,093 acres owned in fee and 10,537 acres controlled under long-term leases. These lands contain an estimated 300.0 million tons of potash mineralization contained in two beds ranging in thickness from 14 to 30 feet. Management estimates that these reserves are sufficient to yield 62.0 million tons of concentrate from sylvinite with an average grade of 60 percent K2O. At current rates of production, management estimates that these reserves are sufficient to support operations for more than 300 years.

         The solar evaporation facility, located in Ogden, Utah, utilizes solar energy and nearly 40,000 acres of evaporation ponds to manufacture sulfate of potash, salt and magnesium chloride from the brines of the Great Salt Lake. This facility has the capacity to annually produce approximately 450,000 tons of sulfate of potash, 200,000 tons of magnesium chloride and over 1.0 million tons of salt. Sulfate of potash and magnesium chloride, which is primarily used for dust control, ice control and for industrial applications, is marketed by Kalium's sales force while the salt is marketed by the Salt sales force (see IMC Salt). At the Ogden facility, Kalium's mineral rights consist of 1,499 acres owned in fee and 117,244 acres controlled under long-term leases. The leases continue in effect so long as the salts are produced or the State of Utah receives a minimum royalty and rent. Management estimates that reserves are adequate to support current capacity for more than a century and yield more than
         49.0 million tons of sulfate of potash product with a K2O content of approximately 50 percent.

         Sales and Marketing
         Kalium's North American potash sales are made through Kalium's sales force. North American agricultural sales are primarily to independent accounts, co-operatives and large regional buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry. Additionally, potash is used as an ingredient in ice melter and as a water softener regenerant.

         Potash is sold throughout the world, with Kalium's largest amount of sales outside of North America made to China, Japan, Malaysia, Korea, Australia, New Zealand and Latin America. Potash is also used internally by IMC Salt as a major ingredient in its ice melter products. Salt also markets potash as a water softener regenerant along with its traditional salt products (see IMC Salt). Kalium's exports from Canada, except to the United States, are made through Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers. Kalium's allocated share of Canpotex's exports to Asia and China were 25 percent and 11 percent, respectively. Potash exports from Carlsbad are sold through the Company's sales force. In 1998, 82 percent of the potash produced by Kalium was sold as crop nutrients, while 18 percent was sold for non-agricultural uses.

         The table below shows Kalium's shipments of potash in thousands of tons:

                                    1998         1997         1996
                                ------------------------------------
                                 Tons    %    Tons    %    Tons    %
                                ------------------------------------
         Domestic
            Customers           4,706   56   5,097   57   4,076   56
            Captive, to other
             business units     1,115   13   1,306   15   1,176   16
                                -----  ---   -----  ---   -----  ---
                                5,821   69   6,403   72   5,252   72

        Export                  2,664   31   2,538   28   2,038   28
                                -----  ---   -----  ---   -----  ---
        Total shipments         8,485  100   8,941  100   7,290  100
                                =====  ===   =====  ===   =====  ===

        As of December 31, 1998, Kalium had contractual commitments from non-affiliated customers for the shipment of potash amounting to approximately 1.8 million tons in 1999.

        Competition
        Potash is a commodity available from many sources and consequently, the market is highly competitive. In addition to Kalium, there are four North American producers: two in the United States and two in Canada, some of which may have greater production capacity than Kalium. Through its participation in Canpotex, Kalium competes outside of North America with various independent potash producers and consortia and other export organizations, including state-owned organizations. Kalium's principal methods of competition, with respect to the sale of potash include pricing; offering consistent, high-quality products and superior service; as well as developing new industrial and consumer uses for potash.

        IMC-Agrico Feed Ingredients
        ---------------------------
        Net sales for Feed Ingredients were $164.4 million, $163.5 million and $154.6 million for the years ended December 31, 1998, 1997 and 1996, respectively.

        Feed Ingredients is one of the world's foremost producers and marketers of phosphate-based animal feed ingredients with an annual capacity in excess of 700,000 tons. In the first quarter of 1998, Feed Ingredients started construction on the expansion of its deflourinated phosphate [Multifos(Registered Trademark)] capacity at its manufacturing operations at the New Wales facility located in central Florida. The project will increase the annual capacity for Multifos(Registered Trademark) to 200,000 tons and will increase Feed Ingredients total annual production to approximately 770,000 tons. The principal production facilities of Feed Ingredients are located adjacent to, and utilize raw materials from, Phosphates' concentrated phosphate complex at New Wales.

        Sales and Marketing
        Feed Ingredients supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia. Feed Ingredients sources phosphate and potassium raw materials from the Company's respective production facilities. Feed Ingredients has a strong brand position in the $1.0 billion global market with products such as Biofos(Registered Trademark), Dynafos(Registered Trademark), Multifos(Registered Trademark), Dyna-K(Registered Trademark) and Dynamate(Registered Trademark).

        Competition
        Feed Ingredients operates in a competitive global market.
        Major integrated producers of feed phosphates and feed grade potassium are located in the United States and Europe. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market. Competition in this global market is driven by quality, service and price.

        IMC Salt
        --------
        Concurrent with the Harris Acquisition in April 1998, the
        Company established the Salt business unit. Net sales for Salt were $175.0 million for the partial year 1998.

        Salt mines, produces, processes and distributes salt in North America and Europe. The products are marketed primarily in the United States, Canada and the United Kingdom. Salt is used in a variety of applications, including as a de-icer for both highway and consumer use, an ingredient in the production of chemicals for paper bleaching and plastic production, a flavor enhancer and preservative in food, an ingredient and nutrient in animal feeds, and an essential item in both industrial and consumer water softeners. The demand for salt has historically remained relatively stable during economic cycles due to its relatively low cost and high value in a large variety of uses. However, demand in the highway de-icing market is affected by changes in winter weather. Approximately 50 percent of Salt's annual revenues are generated from December through March when highway de-icing is at its peak.

        Production Operations
        Salt has a production capacity of approximately 15.3 million tons of salt. Production activities are currently conducted at 15 facilities, six located in the United States, seven located in Canada and two located in the United Kingdom.

        Summarized below are the three processing methods used to produce salt. Salt utilizes all three methods.

        Rock Salt Mining
        The Company employs a drill and blast mining technique at its rock salt mines. Mining machinery moves salt from the salt face to conveyor belts where it is then crushed and screened. Salt is then hoisted to the surface where it is loaded onto shipping vessels.

        Mechanical Evaporation
        The mechanical evaporation method involves subjecting salt-saturated brine to vacuum pressure and heat to precipitate salt. The salt brine is obtained from underground salt deposits through a series of wells. The resulting product has both a high purity and a uniform physical shape.

        Solar Evaporation
        The solar evaporation method is used in areas of the world where high salinity brines are available and where weather conditions provide for a high natural evaporation rate. The brine is pumped into a series of large open ponds where sun and wind evaporate the water and crystallize the salt, which is then mechanically harvested.

        IMC produces solar salt at the Great Salt Lake in Utah where, at current extraction rates, management believes there are resources sufficient for over 100 years.

        United States Operations
        Salt's central and midwestern United States customer base is served by four mechanical evaporation plants, two located in Kansas, one in Tennessee as well as one in Michigan wheresalt is produced as a co-product by Kalium in its Michigan operations. The Cote Blanche, Louisiana rock salt mine serves chemical customers in the southern and western United States as well as highway de-icing customers through a series of depots located along the Mississippi and Ohio Rivers. The evaporation plants, rock salt mine and other production have a combined annual production capacity of 3.6 million tons. Salt's solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the western general trade markets, but also provides salt for chemical applications and highway de-icing. Production capacity is currently only limited by demand. The Company also owns and operates two salt packaging facilities in Illinois and Wisconsin which also service customers in the central and midwestern United States as well as parts of the northeastern United States.

        Canadian Operations
        Salt produces salt at seven different locations in Canada. Mechanically evaporated salt is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in eastern Canada; Goderich, Ontario in central Canada; and Unity, Saskatchewan in western Canada. From the Goderich, Ontario rock salt mine, Salt also serves the highway de-icing market in Canada and the Great Lakes region of the United States. The Company also produces salt as a co-product from its Esterhazy, Colonsay and Belle Plaine potash facilities which serve both the general trade and the highway de-icing markets. The evaporation plants, the rock salt mine and other production facilities have a combined annual capacity of 7.4 million tons.

        United Kingdom Operations
        Salt's United Kingdom customer base is serviced by two facilities with a combined annual production capacity of 2.9 million tons. Highway de-icing customers throughout the United Kingdom are served by the Winsford rock salt mine in west central England. Also, in west central England is the Weston Point mechanical evaporation plant servicing the general trade and chemical customers in the United Kingdom as well as continental Europe.

        Sales and Marketing
        The Company separates sales of salt into three major market segments: general trade, highway de-icing and chemical. The general trade segment is Salt's largest segment and accounted for approximately 62 percent of 1998 sales. This segment includes consumer applications such as table salt, water conditioning, consumer ice control, food and meat processing, agricultural applications, including feed mixes, as well as a variety of industrial applications such as oil refining and drilling, metal processing and tanning.

        Salt has maintained a significant presence in the general trade business over recent years due to its strong focus on the midwestern United States region, all of Canada and the United Kingdom, its distribution network to the grocery trade and its relationships with the large distributors of water conditioning salt. In order to continue to expand its volume and profitability in the general trade segment, Salt has focused its efforts on improving its marketing programs. These programs include: (i) differentiating various brand names through promotional activities; (ii) developing an exclusive distributor network in the United States; and (iii) consolidating the product offerings to customers with products available from the Kalium business unit.

        The general trade market is driven by strong customer relationships. Sales in the general trade segment occur through retail channels such as grocery; building supply and hardware stores; automotive stores; feed suppliers; as well as industrial manufacturers in various industries. Distribution in the general trade segment is channeled through a direct sales force located in various parts of Salt's service territories, who sell products to distributors, dealers and end-users. The Company also maintains a network of brokers who sell table salt, consumer de-icing and water conditioning products. These brokers service wholesalers, chain grocers, retailers as well as the food service industry.

        Highway de-icing constitutes Salt's second largest segment, accounting for approximately 23 percent of 1998 salt sales. Principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk salt for ice control on public roadways. Highway salt is sold mostly via a tendered bid contract system with price, product quality and deliverability being the primary market factors when purchasers are selecting a supplier.

        Winter weather variability is the most significant factor affecting salt sales for de-icing applications because mild winters reduce the need for salt used in ice and snow control. Unusually mild or harsh weather can significantly affect Salt's sales and earnings. The vast majority of North American de-icing sales are made in Canada and the northern United States where winter weather is generally harsher than in other parts of North America.

        The highway de-icing customer base consists of states, provinces, counties and municipalities as well as road maintenance contractors that purchase bulk salt for ice control. Contracts generally are awarded annually on the basis of tendered bids once the purchaser is assured that the minimum requirements for purity, service and delivery can be met. The bidding process eliminates the need to invest significant time and effort in marketing and advertising. Location of the source of salt and distribution outlets also play a significant role in determining a supplier. Salt's North American operations have an extensive network of approximately 80 depots for storage and distribution of highway de-icing salt. The majority of these depots are located on the Great Lakes and the Mississippi River system.

        The chemical segment accounted for approximately 15 percent of Salt's 1998 salt sales. Principal customers are producers of intermediate chemical products used in pulp bleaching and plastic production that do not have a captive source of brine.

        Distribution into the chemical market is made primarily through long-term supply agreements, which are negotiated privately. Price, service and quality of product are the major market requirements.

        Competition
        Salt has significant competition in each of the markets in which it operates. In North America, three other large, nationally recognized firms compete against Salt in production and marketing of rock, evaporated and solar salt. In addition, there are several smaller regional producers of evaporated and solar salt. In spite of the high relative cost of transportation in the distribution of salt, there are also several importers of salt. Most of these imports impact the eastern seaboard where IMC has a minimum position. In the United Kingdom, there is one other large producer of evaporated salt, several small local producers as well as some imports from continental Europe. There are two other companies that produce rock salt; one in northern England and the other in Ireland. There are no significant imports of rock salt into the United Kingdom. Salt also exports salt from the United Kingdom to Scandinavia and continental Europe and competes with many other European producers.

        FACTORS AFFECTING DEMAND

        The Company's results of operations historically have reflected the effects of several external factors which are beyond the Company's control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, the Company's crop nutrients business is seasonal to the extent North American farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall. The Company's salt business is seasonal and it can be highly affected by the severity of winter weather in North America and the United Kingdom. A high percentage of Salt's income is derived in the first and the fourth quarter of each year when sales of salt for de-icing is the greatest.

        The Company's foreign operations and investments, and any future international expansion by the Company, are subject to numerous risks, including fluctuations in foreign currency exchange rates and controls; expropriation and other economic, political and regulatory policies of local governments; and laws and policies affecting foreign trade and investment. Due to economic and political factors, customer needs can change dramatically from year to year. While management does not believe current economic conditions in Asia and Latin America will have a material adverse effect on the Company's results, there can be no assurance that a continuation of such economic conditions would not materially impact results. See Note 22, "Operating Segments," of Notes to Consolidated Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

        In 1998, sales to China accounted for approximately 15 percent of the Company's net sales. No single customer or group of affiliated customers accounted for more than ten percent of the Company's net sales.

        OTHER MATTERS

        Environmental Matters
        ---------------------
        Information regarding environmental matters of the Company is included in Part II, Item 7, "Management's Discussion and
        Analysis of Financial Condition and Results of Operations ," of this Annual Report on Form 10-K.

        Employees
        ---------
        The Company had approximately 11,244 employees at December 31, 1998. The work force consisted of 4,230 salaried, 6,983 hourly and 31 temporary or part-time employees.

        Labor Relations
        ---------------
        The Company has 19 collective bargaining agreements with 16 international unions or their affiliated local chapters. At December 31, 1998, approximately 88 percent of the hourly work force were covered under collective bargaining agreements. Three agreements covering 43 percent of the hourly work force were negotiated during 1998. Resulting wage and benefit increases were consistent with competitive industry and community standards. Two agreements will expire during 1999 due to plant closures. The Company has not experienced a significant work stoppage in recent years and considers its employee relations to be good.

        EXECUTIVE OFFICERS OF THE REGISTRANT

        The ages and five-year employment history of the Company's executive officers as of March 15, 1999 was as follows:

        E. Paul Dunn, Jr.
        Age 45. VicePresident and Treasurer of the Company since joining the Company in May 1998. Prior to joining the Company, Mr. Dunn served as Vice President, Finance and Information Technology for GATX Terminals Corporation from 1995 to 1998. He also served as Treasurer of GATX Corporation from 1990 to 1995.

        Robert E. Fowler, Jr.
        Age 63. Chairman and Chief Executive Officer of the Company. Mr. Fowler served as Chairman, President and Chief Executive Officer of the Company from July 1, 1998 through September 30, 1998. From July 1, 1997 through June 30, 1998, he served as President and Chief Executive Officer of the Company. Mr.

        Fowler served as President and Chief Operating Officer of the Company from March 1996 through June 1997. He served as President and Chief Executive Officer of The Vigoro Corporation from September 1994 through February 1996 and as President and Chief Operating Officer from July 1993 to September 1994. He is a director of Anixter International, Inc. Mr. Fowler previously served as a director of The Vigoro Corporation from August 1993 through February 1996 and has served as an IMC Global Director since March 1996. His term expires in April 2000. Mr. Fowler currently serves as Chairman of the Executive Committee and is a non-voting member of the Committee on Directors and Board Affairs.

        Phillip Gordon
        Age 55. Senior Vice President, General Counsel and Assistant Secretary of the Company. Mr. Gordon is a partner of Altheimer & Gray, a Chicago-based law firm he joined as an associate in 1973.

        C. Steven Hoffman
        Age 50. Senior Vice President of the Company. Mr. Hoffman served as Senior Vice President, Marketing from 1993 until 1994.

        John U. Huber
        Age 60. Senior Vice President of the Company. Mr. Huber has served as President of the IMC Kalium business unit since joining the Company in March 1996 and President of IMC-Agrico Phosphates since September 1998. Prior to joining the Company, Mr. Huber served as Executive Vice President of The Vigoro Corporation from June 1993 to March 1996. Prior thereto he served as President of Kalium Chemicals, Ltd. (now known as IMC Kalium Ltd.) and as President of Kalium Canada, Ltd. (now known as IMC Kalium Canada Ltd.) from August 1991 to March 1996.

        J. Bradford James
        Age 52. Senior Vice President and Chief Financial Officer of the Company since joining the Company in February 1998. Prior to joining the Company, Mr. James served as Executive Vice President of USG Corporation from 1995 through 1997 and Senior Vice President and Chief Financial Officer of USG Corporation from 1991 through 1994.

        B. Russell Lockridge
        Age 49. Senior Vice President, Human Resources of the Company since joining the Company in July 1996. Mr. Lockridge served as Corporate Director, Executive Compensation and Development at FMC Corporation from 1992 to 1996.

        Carolyn W. Merritt
        Age 52. Senior Vice President, Environment, Health and Safety of the Company. Ms. Merritt served as Vice President, Environment, Health and Safety from March 1996 to August 1998. Prior to joining the Company, Ms. Merritt served as Vice President, Environmental Affairs for The Vigoro Corporation from July 1994 to March 1996.

        Douglas A. Pertz
        Age 44. President and Chief Operating Officer of the Company. From 1995 to 1998, Mr. Pertz served as President and Chief Executive Officer of Culligan Water Technologies, Inc. From 1994 until January 1995, Mr. Pertz was Corporate Vice President and Group Executive of the Danaher Corporation.

        Anne M. Scavone
        Age 35. Vice President and Controller of the Company. Ms. Scavone served as Director, Joint Venture Finances from April 1995 to April 1996 and as Joint Venture Financial Coordinator from April 1993 to April 1995.

        Robert M. Van Patten
        Age 53. Senior Vice President of the Company and President of the IMC AgriBusiness business unit. Mr. Van Patten has served as President of the IMC AgriBusiness business unit since joining the Company in March 1996. Prior to joining the Company, Mr. Van Patten served as Executive Vice President of The Vigoro Corporation and as President of Vigoro Industries, Inc. (now known as IMC AgriBusiness Inc.) from June 1993 to March 1996.

        Lynn F. White
        Age 46. Senior Vice President, Corporate Development since October 1997. Mr. White also served as acting Chief Financial Officer of the Company from October 1997 until February 1998; and Vice President, Corporate Development from February 1997 until October 1997. Prior to joining the Company, Mr. White served in a wide array of domestic and international assignments for FMC Corporation, including General Manager of FMC Corporation's worldwide Food Ingredients Division.

        All of the Company's executive officers are elected annually, with the terms of the officers listed above to expire in April 1999. No "family relationships," as that term is defined in
        Item 401(d) of Regulation S-K, exist among any of the listed officers.

Item 2. Properties.

        Information regarding the plant and properties of the Company is included in Part I, Item 1, "Business," of this Annual
        Report on Form 10-K.

Item 3. Legal Proceedings.(1)

        Sterlington Litigation
        ----------------------
        In early 1998, the Company entered into a Preliminary Settlement Agreement with the plaintiffs in connection with the Louisiana class action arising out of a May 1991 explosion at a nitroparaffins plant located in Sterlington, Louisiana. The Preliminary Settlement Agreement settles all claims that members of the class have against the Company and releases the Company from further potential liabilities based on the claims of the members of the class. In January 1999, the court held a hearing on the fairness of the Preliminary Settlement Agreement. In February 1999, the court entered a written order approving the Settlement Agreement. The Company also has settled all the known claims of individuals and entities who opted out of the Louisiana class action. Settlement of the Louisiana third-party claims is intended to resolve the Company's known potential future liabilities in connection with the Sterlington explosion. In addition, the settlement is intended to protect the Company from the remaining claims for contribution and indemnity filed by ANGUS Chemical Company and the other remaining defendants with respect to the Sterlington explosion.

        Potash Antitrust Litigation
        ---------------------------
        The Company was a defendant, along with other Canadian and United States potash producers, in a class action antitrust lawsuit filed in federal court in 1993. The plaintiffs alleged a price-fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaint. The class action complaint against all defendants, including the Company, was dismissed by summary judgment in January 1997. The summary judgment dismissing the case is currently on appeal by the plaintiffs to the United States Court of Appeals for the Eighth Circuit (Court of Appeals).
        The Court of Appeals is expected to rule during calendar 1999.

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

        In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations of breaches of fiduciary duty against FTX and FMRP for allegedly favoring the interests of FTX and FTX's common stockholders in connection with the FTX Merger. The plaintiffs claimed specifically that, by virtue of the FTX Merger, the public unitholders' interests in PLP's ownership of IMC-Agrico would become even more subject to the dominant interest of the Company. The amended complaint seeks certification as a class action and an injunction against the proposed FTX Merger or, in the alternative, rescissionary damages. The defendants' moved the court to dismiss the amended complaint in November 1998. The plaintiffs have until March 1999 to file their response. IMC intends to defend this action vigorously.

        In May 1998, IMC and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (Director Defendants), and MOXY. IMC alleges that the Director Defendants, as the directors of PLP's administrative managing general partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. IMC further alleges that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MOXY, an affiliate of FTX.

        IMC also alleges that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, IMC seeks to reform or rescind the contracts that PLP entered into with MOXY and to recoup the monies expended as a result of PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss the Plaintiffs' claims. The defendants filed their briefs in support of their motions in January 1999. IMC filed its amended complaint, and its responses to the motions to dismiss in February 1999. No trial date has been scheduled. IMC intends to pursue this action vigorously.

        In May 1998, Jacob Gottlieb filed an action (Gottlieb Action) on behalf of himself and all other PLP unitholders against the Director Defendants, MOXY and IMC asserting the same claims that IMC asserts in the IMC Action. Because IMC and PLP had already asserted these claims, IMC has filed a motion to dismiss the Gottlieb Action. The court has not set a briefing schedule for IMC's motion to dismiss. IMC intends to defend this action vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 1998.

PART II.

Item 5. Market for the Registrant's Common Stock and Related
        Stockholder Matters.

        COMMON STOCK PRICES AND DIVIDENDS

                                                 Quarter
                                   ----------------------------------
        1998                        First    Second   Third    Fourth
        -------------------------------------------------------------
        Dividends per common share $  0.08  $  0.08  $  0.08  $  0.08
        Common stock prices:
           High                    $39.500  $39.125  $30.375  $27.312
           Low                      28.562   29.375   17.812   18.125

                                                 Quarter
                                   ----------------------------------
        1997                        First    Second   Third    Fourth
        -------------------------------------------------------------
        Dividends per common share $  0.08  $  0.08  $  0.08  $  0.08
        Common stock prices:
           High                    $42.500  $39.375  $37.250  $37.625
           Low                      33.125   33.125   31.375   29.625

        The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol IGL. As of March 15, 1999, the Company had 114,342,634 shares of common stock outstanding, excluding 10,738,520 treasury shares. Common stock prices are from the composite tape for New York Stock Exchange issues as reported in The Wall Street Journal. As of March 15, 1999, the number of registered holders of common stock as reported by the Company's registrar was 11,404. However, an indeterminable number of stockholders beneficially own shares of the Company's common stock through investment funds and brokers. For the year ended December 31, 1998, the Company paid cash dividends of $36.6 million.

Item 6. Selected Financial Data.

        For information related to the years 1994 through 1998 contained under the heading "Five Year Comparison," reference is made to page 79 of the Company's 1998 Annual Report to Stockholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on pages 28 through 44 of the Company's 1998 Annual Report to Stockholders.

Item 7a.Quantitative and Qualitative Disclosures about Market Risk.

        Reference is made to "Market Risk" of "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing on page 37 of the Company's 1998 Annual Report to Stockholders.

Item 8. Financial Statements and Supplementary Data.

        Reference is made to the Company's Consolidated Financial Statements and Notes thereto appearing on pages 46 through 77 of the Company's 1998 Annual Report to Stockholders, together with the report thereon of Ernst & Young LLP dated January 28, 1999, appearing on page 45 of such Annual Report and the information contained under the heading "Quarterly Results (unaudited)" appearing on page 73 of such Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.


PART III.

Item 10. Directors and Executive Officers of the Registrant.

         The information contained under the headings "The Annual Meeting--Election of Directors" and "Beneficial Ownership of Common Stock--Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders and the information contained under the heading "Executive Officers of the Registrant" in Part I, Item 1 hereof is incorporated herein by reference.

Item 11. Executive Compensation.

         The information under the heading "Executive Compensation" included in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         The information under the heading "Beneficial Ownership of Common Stock" included in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference. The Company knows of no contractual arrangements which may, at a subsequent date, result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions.

         The information under the headings "Executive Compensation" and "Transactions with Principal Stockholders, Directors and Executive Officers" included in the Company's definitive Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.


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

                                            Incorporated     Filed with
Exhibit                                     Herein by        Electronic
No.     Description                         Reference to     Submission
-----------------------------------------------------------------------
3.1     Restated Certificate of             Company's Report
        Incorporation, as amended           on Form 8-K dated
                                            November 1, 1994

3.2     Certificate of Amendment to         Exhibit 3.2 to
        Restated Certificate of             the June 30, 1997
        Incorporation, dated                Annual Report
        October 20, 1994                    on Form 10-K

3.3     Certificate of Amendment to         Exhibit 3.2 to
        Restated Certificate of             the Company's
        Incorporation, dated                Registration
        October 23, 1995                    Statement on
                                            Form 8-A/A-1
                                            dated
                                            January 12, 1996

3.4      Certificate of Amendment           Exhibit 3.4 to
         to Restated Certificate of         the June 30, 1997
         Incorporation, dated               Annual Report on
         March 1, 1996                      Form 10-K

3.5      Certificate of Merger dated        Exhibit 3.5 to
         December 22, 1997                  the December 31,
                                            1997 Annual Report
                                            on Form 10-K

3.6      Certificate of Amendment to        Exhibit 4.6 to
         Restated Certificate of            the Company's
         Incorporation dated                Registration
         January 6, 1998                    Statement
                                            on Form S-3 dated
                                            January 20, 1999

3.7       Amended and Restated By-Laws      Exhibit 3.6 to
                                            the December 31,
                                            1997 Annual Report
                                            on Form 10-K

3.8       Rights Agreement dated June 21,   Company's Report
          1989, amended as of August 17,    on Form 8-A/A
          1995, with The First National     dated
          Bank of Chicago (including the    September 7, 1995
          Shareholder Rights Plan)

4.1       Indenture, dated as of July 17,   Exhibit 4.1 to
          1997, between IMC Global Inc.     the Company's
          and The Bank of New York,         Report on Form
          relating to the issuance of       8-K dated
          6.875% Senior Debentures due      July 23, 1997
          July 15, 2007; 7.30% Senior
          Debentures due January 15, 2028;
          and 6.55% Senior Notes due
          January 15, 2005

4.2       Indenture, dated as of August 1,  Exhibit 4.10 to
          1998, between IMC Global Inc.     the Company's
          and The Bank of New York,         Form S-3, dated
          relating to the issuance of       September 16,
          6.625% Notes due 2001; 7.40%      1998
          Notes due 2002; 7.625% Notes
          due 2005; 6.50% Notes due 2003;
          and 7.375% Debentures due 2018

4.3       Warrant Agreement dated December                         X
          22, 1997, between IMC Global Inc.
          and American Stock Transfer &
          Trust Company

10.1      Agreement dated June 27, 1985,     Exhibit 10.6 to
          supplementing, amending and        the Company's
          continuing Potash Resource         Registration
          Payment Agreement dated            Statement on
          October 15, 1979, between          Form S-1,
          Mallinckrodt and the Province      (Amendment No. 2),
          of Saskatchewan                    (No. 33-22914)

10.2      Mining and Processing Agreement    Exhibit 10.7 to
          dated January 31, 1978, between    the Company's
          Potash Corporation of              Registration
          Saskatchewan Inc. and              Statement on
          International Minerals & Chemical  Form S-1,
          (Canada) Global Limited            (No. 33-17091)

10.3*     Management Incentive Compensation  Exhibit 10.17 to
          Program, as amended through        the Company's
          July 1, 1996                       Registration
                                             Statement on
                                             Form S-1,
                                             (No. 33-17091)

10.4*     Amendment to Management Incentive  Exhibit 10.6 to
          Compensation Program               the June 30, 1997
                                             Annual Report on
                                             Form 10-K

10.5*     1996 Long-Term Performance         Exhibit 10.77 to
          Incentive Plan                     the Company's
                                             September 30,
                                             1996 Form 10-Q

10.6*     1988 Stock Option & Award Plan,    Exhibit 10.8 to
          as amended and restated            the June 30, 1997
                                             Annual Report on
                                             Form 10-K

10.7*     1994 Stock Option Plan for         Exhibit 4(a) to
          Non-Employee Directors             the Company's
                                             Registration
                                             Statement on
                                             Form S-8,
                                             (No. 33-56911)

10.8*     Retirement Plan for Salaried       Exhibit 10.9 to
          Employees, as amended through      the June 30, 1995
          November 1, 1994, and as           Annual Report on
          currently in effect                Form  10-K

10.9*     Supplemental Benefit Plan          Exhibit 10.12 to
                                             the Company's
                                             Registration
                                             Statement on
                                             Form S-1,
                                             (No. 33-17091)

10.10*    Supplemental Executive             Exhibit 10.7 to
          Retirement Plan, as amended        the Company's
          through June 30, 1992, and as      Registration
          currently in effect                Statement on
                                             Form S-1,
                                             (No. 33-17091)

10.11*    Investment Plan for Salaried       Exhibit 10.12 to
          Employees, as amended through      the June 30, 1995
          July 1, 1994, and as currently     Annual Report on
          in effect                          Form 10-K

10.12*    Management Compensation and        Exhibit 10.12 to
          Benefit Assurance Program,         as the June 30, 1995
          amended through August 17, 1995    Annual Report on
                                             Form 10-K

10.13*    Form of Trust Agreement with       Exhibit 10.33 to
          Wachovia Bank & Trust Co.,         the June 30, 1992
          N.A., as amended through August    Annual Report on
          15, 1991                           Form 10-K

10.14*    Form of Contingent Employment      Exhibit 10.18 to
          Agreement dated                    the June 30, 1995
          September 1, 1995, with Officers   Annual Report on
          of Corporation                     Form 10-K

10.15*    Form of  "Gross Up" Agreement      Exhibit 10.20 to
          dated September 1, 1995, with      the June 30, 1995
          Officers of Corporation, as        Annual Report on
          amended                            Form 10-K

10.16*    Directors' Retirement Service      Exhibit 10.54
          Plan Effective July 1, 1989        to the
                                             June 30, 1992
                                             Annual Report on
                                             Form 10-K

10.17*    Amendment Number 2 to              Exhibit 10.44 to
          Investment Plan for Salaried       the Company's
          Employees effective                Registration
          March 1, 1988 and restated         Statement on
          effective January 1, 1992          Form S-4,
                                             (No. 33-49795)

10.18*    First Amendment, dated             Exhibit 10.45 to
          July 2, 1991, to form of           the Company's
          Contingent Employment Agreement    Registration
          with Officers of Corporation       Statement on
                                             Form S-4,
                                             (No. 33-49795)

10.19*    Amendment, dated July 2, 1991,     Exhibit 10.46 to
          to Form of "Gross Up" Agreement    the Company's
          with Officers of Corporation       Registration
                                             Statement on
                                             Form S-4,
                                             (No. 33-49795)

10.20*    Consulting Agreement, dated       Exhibit 10.48 to
          July 19, 1993, between            the Company's
          Wendell F. Bueche and             Registration
          IMC Global Inc.                   Statement on
                                            Form S-4,
                                            (No. 33-49795)

10.21*    Amendment and Extension           Exhibit 10.49 to
          Agreement, dated as of            the June 30, 1995
          June 15, 1995, to Employment      Annual Report on
          Agreement dated as of             Form 10-K
          April 15, 1993 and Consulting
          Agreement dated as of
          July 19, 1993, between
          Wendell F. Bueche and
          IMC Global Inc.

10.22*    Non-competition Agreement         Exhibit 10.71 to
          dated as of March 1, 1996         the June 30, 1996
          between IMC Global Inc.,          Annual Report on
          IMC Global Operations Inc.        Form 10-K
          and C. Steven Hoffman

10.23*    Non-competition Agreement         Exhibit 10.72 to
          dated as of February 29, 1996     the June 30, 1996
          between IMC Global Inc. and       Annual Report on
          Robert E. Fowler, Jr.             Form 10-K

10.24*    Non-competition Agreement         Exhibit 10.26 to
          dated as of March 1, 1996         the June 30, 1997
          between IMC Global Inc. and       Annual Report on
          John U. Huber                     Form 10-K

10.25*    Non-competition Agreement         Exhibit 10.27 to
          dated as of March 1, 1996         the June 30, 1997
          between IMC Global Inc. and       Annual Report on
          Robert M. Van Patten              Form 10-K

10.26*    Transition Bonus Agreement        Exhibit 10.73 to
          dated as of March 1, 1996         the June 30, 1996
          between IMC Global Inc.,          Annual Report on
          IMC Global Operations Inc.        Form 10-K
          and Marschall I. Smith

10.27*    The Vigoro Corporation            Exhibit 10.74 to
          Severance Plan, as amended        the June 30, 1996
                                            Annual Report on
                                            Form 10-K

10.28*     The IMC Global Inc. Severance    Exhibit 10.75 to
           Plan                             the June 30, 1996
                                            Annual Report on
                                            Form 10-K

10.29      Suspension Agreement             Exhibit 10.17 to
           concerning Potassium Chloride    the Company's
           from Canada among the U.S.       Registration
           Department of Commerce and       Statement on
           the signatory purchasers/        Form S-1,
           exporters of potassium           (No. 33-17091)
           chloride from Canada
           dated January 7, 1988

10.30      Settlement Agreement dated       Exhibit 10.18 to
           as of November 3, 1987, by       the Company's
           and among the Board of           Registration
           Trustees of the Internal         Statement on
           Improvement Trust Fund of        Form S-1,
           the State of Florida, the        (No. 33-17091)
           Department of Natural
           Resources of the State of
           Florida and Mallinckrodt

10.31      Sulphur Joint Operating          Exhibit 10.40 to
           Agreement dated as of            the June 30, 1990
           May 1, 1988, among               Annual Report on
           Freeport-McMoRan Resource        Form 10-K
           Partners, IMC Global
           Operations Inc. and Felmont
           Oil Corporation

10.32      Oil/Gas Operating Agreement      Exhibit 10.41 to
           dated as of June 5, 1990,        the June 30, 1990
           among Freeport-McMoRan           Annual Report on
           Resource Partners, IMC           Form 10-K
           Global Operations Inc. and
           Felmont Oil Corporation

10.33      Agreement in Principle dated     Exhibit 10.43 to
           September 7, 1990, with          the June 30, 1990
           Mallinckrodt                     Annual Report on
                                            Form 10-K

10.34      Agreement dated as of            Exhibit 10.41 to
           September 12, 1990, with         the June 30, 1990
           Mallinckrodt                     Annual Report on
                                            Form  10-K

10.35      Memorandum of Agreement as        Exhibit 10.51 to
           of December 21, 1990, amending    the June 30, 1991
           Mining and Processing Agreement   Annual Report on
           of January 31, 1978, between      Form 10-K
           Potash Corporation of
           Saskatchewan Inc. and
           International Minerals &
           Chemical (Canada) Global
           Limited

10.36      Division of Proceeds Agreement    Exhibit 10.52 to
           dated December 21, 1990, between  the June 30, 1991
           Potash Corporation of             Annual Report on
           Saskatchewan Inc. and             Form 10-K
           International Minerals &
           Chemical (Canada) Global Limited

10.37      Contribution Agreement dated      Exhibit 10.55 to
           April 5, 1993 between             the Company's
           Freeport-McMoRan Resource         March 31, 1993
           Partners, Limited Partnership     Form 10-Q/A
           and IMC Global Operations Inc.    (Amendment No. 1)
                                             filed on May 19, 1993

10.38      Form of Partnership Agreement,    Exhibit 10.29 to
           dated as of July 1, 1993, as      the June 30, 1995
           further amended and restated      Annual Report on
           as of May 26, 1995, between       Form 10-K
           IMC-Agrico GP Company, Agrico
           Limited Partnership and
           IMC-Agrico MP Inc., including
           definitions

10.39      Form of Parent Agreement,         Exhibit 10.30 to
           dated as of July 1, 1993, as      the June 30, 1995
           further amended and restated      Annual Report on
           as of May 26, 1995, between       Form 10-K
           IMC Global Operations Inc.,
           Freeport-McMoRan Resource
           Partners, Limited Partnership,
           Freeport-McMoRan Inc. and
           IMC-Agrico Company

10.40      Amendment, Waiver and Consent,    Exhibit 10.31 to
           dated May 26, 1995, among IMC     the June 30, 1995
           Global Inc.; IMC Global           Annual Report on
           Operations Inc.; IMC-Agrico GP    Form 10-K
           Company; IMC-Agrico MP, Inc.;
           IMC-Agrico Company; Freeport-
           McMoRan Inc.; Freeport-McMoRan
           Resource Partners, Limited
           Partnership; and Agrico,
           Limited Partnership

10.41      Agreement and Plan of Complete    Exhibit 10.32 to
           Liquidation and Dissolution,      the June 30, 1995
           dated May 26, 1995, among IMC     Annual Report on
           Global Operations Inc.,           Form 10-K
           IMC-Agrico GP Company, and
           IMC-Agrico MP, Inc.

10.42      Sterlington Settlement            Exhibit 10.58 to
           Agreement between IMC             the Company's
           Global Inc., ANGUS Chemical       March 31, 1993
           Company and Industrial Risk       Form 10-Q/A
           Insurers dated April 1, 1993      (Amendment No. 1)
                                             filed on May 19, 1993

10.43      First Amendment to                Exhibit 10.59 to
           Contribution Agreement,           the Company's Report
           dated as of July 1, 1993,         on Form 8-K dated
           between Freeport-McMoRan          July 16, 1993
           Resource Partners, Limited
           Partnership and IMC Global
           Operations Inc.

10.44      Loan Agreement, dated as of       Exhibit 10.64 to
           December 1, 1991, between IMC     the Company's
           Global Operations Inc. and        Registration
           the Polk County Industrial        Statement on
           Development Authority (Florida)   Form S-4,
                                             (No. 33-49795)

10.45      Amended and Restated              Exhibit 10.65 to
           Unconditional Guaranty, dated     the Company's
           as of December 1, 1991 of IMC     Registration
           Global Inc. with respect to       Statement on
           Polk County Industrial            Form S-4
           Development Authority (Florida)   (No. 33-49795)
           Industrial Development Revenue
           Bonds (IMC Global Operations
           Inc. Project) 1991 Tax-Exempt
           Series A and 1992 Tax-Exempt
           Series A

10.46      Supplemental Loan Agreement,      Exhibit 10.66 to
           dated as of January 1, 1992,      the Company's
           between IMC Global Operations     Registration
           Inc. and the Polk County          Statement on
           Industrial Development Authority  Form S-4,
           (Florida)                         (No. 33-49795

10.47      Second Supplemental Loan          Exhibit 10.67 to
           Agreement, dated as of            the Company's
           June 30, 1993, between IMC        Registration
           Global Operations Inc. and        Statement on
           the Polk County Industrial        Form S-4,
           Development Authority             (No. 33-49795)
           (Florida)

10.48      Amendment to Guaranty, dated      Exhibit 10.68 to
           June 30, 1993, with respect to    the Company's
           Polk County Industrial            Registration
           Development Authority             Statement on
           (Florida) Industrial              Form S-4,
           Development Revenue Bonds        (No. 33-49795)
           (IMC Global Operations Inc.
           Project) 1991 Tax-Exempt
           Series A and 1992 Tax-Exempt
           Series A

10.49      Indenture of Trust, dated as     Exhibit 10.69 to
           of December 1, 1991, between     the Company's
           Polk County Industrial           Registration
           Development Authority (the       Statement on
           "Authority") and The Bank of     Form S-4,
           New York, as Trustee (the "IRB   (No. 33-49795)
           Trustee") relating to the
           Industrial Development Revenue
           Bonds (IMC Global Operations
           Inc. Project) 1991 Tax-Exempt
           Series A (the "Series 1991 Bonds")

10.50      Supplemental Indenture of Trust,   Exhibit 10.70 to
           dated as of January 1, 1992,       the Company's
           between the Authority and the      Registration
           IRB Trustee, relating to the       Statement on
           Industrial Development Revenue     Form S-4,
           Bonds (IMC Global Operations       (No. 33-49795)
           Inc. Project) 1992 Tax-Exempt
           Series A (the "Series 1992 Bonds")

10.51      Second Supplemental Indenture      Exhibit 10.71 to
           of Trust, dated as of June 30      the Company's
           1993, between the Authority and    Registration
           the IRB Trustee, relating to       Statement on
           the Series 1991 Bonds and the      Form S-4,
           Series 1992 Bonds                  (No. 33-49795)

10.52      Agreement Under the Parent         Exhibit 10.63
           Agreement, dated as of             to the Company's
           January 23, 1996, among IMC        December 31, 1995
           Global Inc.; IMC Global            Form 10-Q
           Operations Inc.; Freeport-
           McMoRan Resource Partners,
           Limited Partnership; Freeport-
           McMoRan Inc.; and IMC-Agrico
           Company, a Delaware general
           partnership

10.53      Amendment and Agreement Under      Exhibit 10.64
           the Partnership Agreement,         to the Company's
           dated as of January 23, 1996,      December 31, 1995
           by and among IMC-Agrico GP         Form 10-Q
           Company; Agrico, Limited
           Partnership; IMC-Agrico MP,
           Inc.; IMC Global Operations
           Inc. and IMC-Agrico Company

10.54      Second Amended and Restated        Exhibit 10.67 to
           Related Party Guaranty, dated      the June 30, 1997
           as of February 28, 1996 by         Annual Report on
           IMC Global Inc. and The Vigoro     Form 10-K
           Corporation, a Delaware
           corporation, in favor of The
           Prudential Insurance Company of
           America

10.55      Five-Year Credit Agreement,        Exhibit 10.1
           dated as of December 15, 1997      to the Company's
           among IMC Global Inc., a           Report on
           Delaware corporation, as           Form 8-K dated
           borrower, the financial            December 22, 1997
           institutions parties thereto,
           Morgan Guaranty Trust Company of
           New York, as Administrative Agent,
           Royal Bank of Canada, as
           Documentation Agent, The Chase
           Manhattan Bank and NationsBank,
           N.A., as Co-Syndication Agents,
           J.P. Morgan Securities Inc., as
           Arranger, and NationsBanc
           Montgomery Securities, Inc. and
           Royal Bank of Canada, as Co-Arrangers

10.56      Amendment No. 1, dated                                  X
           March 23, 1998, to Five-Year
           Credit Agreement dated
           December 15, 1997

10.57      Amendment No. 2 dated                                   X
           December 14, 1998, to Five-Year
           Credit Agreement dated
           December 15, 1997

10.58      Amendment No. 3, dated                                  X
           December 31, 1998 to Five-Year
           Credit Agreement dated
           December 15, 1997

10.59      364-Day Credit Agreement, dated                         X
           as of December 14, 1998, as
           amended, among IMC Global Inc.,
           a Delaware corporation, as
           borrower, the banks, managing
           agents and co-agents listed
           therein

10.60      Five-Year Credit Agreement,       Exhibit 10.57 to
           dated as of December 22, 1997     the December 31, 1997
           among International Minerals &    Annual Report on
           Chemical (Canada) Global Limited Form 10-K and IMC Kalium Canada Ltd., as borrowers, the Company, and Royal
           Bank of Canada, as Agent

10.61      Amendment No. 1, dated                                 X
           March 31, 1998 , to Five-Year
           Credit Agreement, dated as of
           December 22, 1997

10.62      Amendment No. 2, dated                                 X
           August 31, 1998 , to Five-Year
           Credit Agreement, dated as of
           December 22, 1997

10.63      Amendment No. 3, dated                                 X
           December 16, 1998 , to Five-Year
           Credit Agreement, dated as of
           December 22, 1997

10.64      Amendment No. 4, dated                                 X
           December 31, 1998 , to Five-Year
           Credit Agreement, dated as of
           December 22, 1997

10.65      Transfer and Administration       Exhibit 10.72 to
           Agreement, dated as of            the June 30, 1997
           June 27, 1997, among IMC-Agrico   Annual Report on
           Receivables Company L.L.C.,       Form 10-K
           IMC-Agrico Company and
           Enterprise Funding Corporation,
           a Delaware corporation

10.66      Receivables Purchase Agreement    Exhibit 10.73 to
           between IMC-Agrico Company as     the June 30, 1997
           Seller and IMC-Agrico Annual      Report on
           Receivables Company L.L.C.        as Form 10-K
           Purchaser, dated as of
           June 27, 1997

10.67      Amendment Number 1 to Transfer    Exhibit 10.60 to
           and Administration Agreement      the December 31, 1997
           and Receivables Purchase          Annual Report on
           Agreement among IMC-Agrico        Form 10-K
           Receivables Company L.L.C.,
           IMC-Agrico Company and
           Enterprise Funding Corporation,
           a Delaware corporation

10.68      Amendment Number 2 to Transfer                          X
           and Administration Agreement and
           Receivables Purchase Agreement
           among IMC-Agrico Receivables
           Company L.L.C., IMC-Agrico
           Company and Enterprise Funding
           Corporation, a Delaware
           corporation

10.69      Bill of Sale and Assignment                             X
           of Assets by and between
           IMC-Agrico Receivables Company
           L.L.C., dated September 30, 1998

10.70      Registration Rights Agreement      Exhibit 99.6 to
           dated as of March 1, 1996 among    the Company's
           IMC Global Inc. and certain        March 31, 1996
           former stockholders of The         Form 10-Q
           Vigoro Corporation

10.71*     Employment Agreement dated         Exhibit 10.62 to
           as of January 29, 1998 between     the December 31,
           IMC Global Inc. and                1997 Annual Report
           Robert E. Fowler, Jr.              On Form 10-K

10.72      364-Day Credit Agreement           Exhibit 10.1 to
           dated as of April 1, 1998          the Company's
           among IMC Global Inc. and          Report on
           the Banks listed therein           Form 8-K dated
                                              August 14, 1998

10.73      Amendment No. 1, dated                                  X
           December 31, 1998 to 364-Day
           Credit Agreement dated
           April 1, 1998

10.74      Revolving Loan Agreement,                               X
           dated as of December 18, 1998,
           as amended, among Harris
           Chemical Europe Ltd., Namsco
           (UK) Ltd.; Salt Union Limited;
           IMC Global Inc.; IMC Inorganic
           Chemicals, Inc.; Chase Manhattan
           plc and Chase Manhattan
           International Limited

10.75      Amendment No. 1, dated January 15,                      X
           1999 to Revolving Loan Agreement
           dated December 18, 1998

10.76      Facility Agreement, dated as                            X
           of September 23, 1998, among The
           First National Bank of Chicago,
           Penrice Soda Products Pty Ltd.,
           Penrice Holdings Pty and IMC
           Global Australia Pty Ltd. And
           IMC Global Inc.

10.77      Facility Agreement, dated as of                         X
           September 23, 1998, among Banque
           Nationale de Paris, The First
           National Bank of Chicago, Penrice
           Soda Products Pty Ltd., Penrice
           Holdings Pty and IMC Global
           Australia Pty Ltd. and IMC Global Inc.

10.78      Facility Agreement, dated as                            X
           of September 23, 1998, among
           Rabo Australia Limited, The
           First National Bank of Chicago,
           Penrice Soda Products Pty Ltd.,
           Penrice Holdings Pty and IMC Global
           Australia Pty Ltd. and IMC Global Inc.

10.79*     Employment Agreement dated         Exhibit 10.1 to
           as of September 15, 1998           the Company's
           between IMC Global Inc. and        September 30, 1998
           Douglas A. Pertz                   Form 10-Q

10.80*     1998 Stock Option Plan for         Exhibit 10.7 to
           non-employee Directors             the Company's
                                              Report on
                                              Form 8-K dated
                                              May 14, 1998

10.81      Non-competition Agreement                               X
           dated as of August 1, 1998
           between IMC Global Inc. and
           Robert M. Van Patten

10.82      Severance Agreement dated                               X
           as of March 19, 1998 between
           IMC Global Inc. and
           J. Bradford James

10.83      Severance Agreement dated                               X
           as of August 1, 1998 between
           IMC Global Inc. and
           Robert M. Van Patten

12        Ratio of Earnings to Fixed Charges                       X

13        The portions of IMC Global                               X
          Inc.'s 1998 Annual Report to
          Stockholders which are
          specifically incorporated by
          reference

21        Subsidiaries of the Registrant                           X

23        Consent of Independent Auditors                          X

24        Power of Attorney                                        X

27        Financial Data Schedule                                  X

*  Denotes management contract or compensatory plan.

(b)  REPORTS ON FORM 8-K

     During the fourth quarter and through the date of this filing, the following reports were filed:

     A report under Items 5 and 7 dated October 28, 1998

     A report under Items 5 and 7 dated November 17, 1998

     A report under Item 5 dated December 31, 1998 as amended under Items 5 and 7 on January 13, 1999

     A report under Item 5 dated January 6, 1999

     A report under Items 2 and 7 dated January 7, 1999 which amended a report dated April 1, 1998

(c)  EXHIBITS

     See exhibit index listed at Item 14(a)(3) hereof.

(d) Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually, or in the aggregate, significant under the tests specified in Regulation S-X under
     Article 3.09 of general instructions to the financial statements.

                             SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                IMC GLOBAL INC.
                                (Registrant)

                                /s/ Robert E. Fowler, Jr.
                                -------------------------
                                Robert E. Fowler, Jr.
                                Chairman and Chief Executive Officer

Date:  March 29, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Robert E. Fowler, Jr.  Chairman and Chief            March 29, 1999
Robert E. Fowler, Jr.      Executive Officer
                           (principal executive officer)

/s/ Douglas A. Pertz       President, Chief Operating    March 29, 1999
Douglas A. Pertz           Officer and Director
                           (principal operating officer)

/s/ J.Bradford James	  Senior Vice President and     March 29, 1999
J. Bradford James          Chief Financial Officer
                           (principal financial officer)

/s/ Anne M. Scavone	       Vice President and            March 29, 1999
Anne M. Scavone            Controller
                           (principal accounting officer)

          *	            Director                      March 29, 1999
-----------------------
Wendell F. Bueche

          *                Director                      March 29, 1999
-----------------------
Raymond F. Bentele

          *	            Director                      March 29, 1999
-----------------------
Rod F. Dammeyer

          *	            Director                      March 29, 1999
-----------------------
James M. Davidson

          *	            Director                      March 29, 1999
-----------------------
Harold H. MacKay

          *	            Director                      March 29, 1999
-----------------------
David B. Mathis

          *	            Director                      March 29, 1999
-----------------------
Donald F. Mazankowski

          *	            Director                      March 29, 1999
-----------------------
Joseph P. Sullivan

          *	            Director                      March 29, 1999
-----------------------
Richard L. Thomas

          *	            Director                      March 29, 1999
-----------------------
Billie B. Turner


*By: /s/ Rose Marie Williams
     Rose Marie Williams
     Attorney-in-fact





----------------------------
(1) All statements, other than statements of historical fact contained within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

    Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions in the agricultural industry or in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal, including environmental, and administrative proceedings involving the Company; the completion of the Company's Year 2000 program; and the other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.

(2) Since the amount of potassium in the common salts of potassium varies, the industry has established a common standard of measurement by defining a product's potassium content, or grade, in terms of equivalent percentages of potassium oxide (K2O). A K2O equivalent of 60 percent, 50 percent and 22 percent is the customary minimum standard for muriate of potash, sulphate of potash and double sulphate of potash magnesia products, respectively.