Form 10-Q
period 1999-03-31
IMC GLOBAL INC
filed 1999-05-17
CIK 820626

=============================================================================


                  SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                       FORM 10-Q

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


                 For the quarterly period ended March 31, 1999


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,472,754 shares, excluding 10,676,276 treasury shares as of May 10, 1999.


=============================================================================

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the following Notes to Condensed Consolidated Financial Statements. Certain 1998 amounts have been reclassified to conform to the 1999 presentation. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions, except per share amounts)
                                                  Three months ended
                                                       March 31,
                                                  1999           1998
Net sales                                       $ 769.4        $ 536.5
Cost of goods sold                                558.5          382.6
                                                -------        -------
    Gross margins                                 210.9          153.9

Selling, general and administrative expenses       42.3           37.4
Exploration expenses                                1.5            9.5
                                                -------        -------
    Operating earnings                            167.1          107.0

Interest expense                                   47.3           21.2
Other (income) expense, net                        (2.5)          (3.9)
                                                -------        -------
Earnings from continuing operations before
 minority interest                                122.3           89.7
Minority interest                                  13.2            5.4
                                                -------        -------


Earnings from continuing operations before taxes  109.1           84.3
Provision for income taxes                         40.9           29.6
                                                -------        -------
Earnings from continuing operations before
 extraordinary item and cumulative effect of a
 change in accounting principle                    68.2           54.7
Loss from discontinued operations                     -           (6.7)
                                                -------        -------
Earnings before extraordinary item and
 cumulative effect of a change in accounting
 principle                                        68.2           48.0
Extraordinary charge - debt retirement               -           (2.7)
Cumulative effect of a change in accounting
 principle                                        (7.5)             -
                                                -------        -------
    Net earnings                                $  60.7        $  45.3
                                                =======        =======
Basic earnings per share:
Earnings from continuing operations before
 extraordinary item and cumulative effect of a
 change in accounting principle                 $  0.60        $  0.48
Loss from discontinued operations                     -          (0.06)
Extraordinary charge - debt retirement                -          (0.02)
Cumulative effect of a change in accounting
 principle                                        (0.07)             -
                                                -------        -------
    Net earnings per share                      $  0.53        $  0.40
                                                =======        =======

Basic weighted average number of shares
 outstanding                                      114.3          114.0

Diluted earnings per share:
Earnings from continuing operations before
 extraordinary item and cumulative effect of
 a change in accounting principle               $  0.60        $  0.48
Loss from discontinued operations                     -          (0.06)
Extraordinary charge - debt retirement                -          (0.02)
Cumulative effect of a change in accounting
 principle                                        (0.07)             -
                                                -------        -------
    Net earnings per share                      $  0.53        $  0.40
                                                =======        =======


Diluted weighted average number of shares
 outstanding                                       114.5          114.8


       (See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)
                                           March 31,     December 31,
Assets                                       1999            1998
Current assets:
   Cash and cash equivalents              $    62.2       $   110.6
   Receivables, net                           397.0           421.5
   Inventories, net                           522.4           580.6
   Assets of discontinued operations
     held for sale                            276.2           273.3
   Deferred income taxes                       91.1            91.1
   Other current assets                        13.1             5.5
                                          ---------       ---------
       Total current assets                 1,362.0         1,482.6

Property, plant and equipment, net          3,728.4         3,697.4
Other assets                                1,250.5         1,276.9
                                          ---------       ---------
Total assets                              $ 6,340.9       $ 6,456.9
                                          =========       =========

Liabilities and Stockholders' Equity
Current liabilities:
   Accounts payable                       $   221.9       $   255.9
   Accrued liabilities                        225.1           240.9
   Short-term debt and current
     maturities of long-term debt             293.3           408.3
                                          ---------       ---------
       Total current liabilities              740.3           905.1

Long-term debt, less current maturities     2,616.3         2,638.7
Deferred income taxes                         573.3           566.6
Other noncurrent liabilities                  487.8           486.1

Stockholders' equity:
   Common stock, $1 par value, authorized
     300,000,000 shares; issued 125,086,727
     and 125,072,811 shares at March 31 and
     December 31, respectively                125.1           125.0
   Capital in excess of par value           1,696.7         1,697.3
   Retained earnings                          450.6           400.6
   Accumulated other comprehensive income     (54.7)          (66.3)


   Treasury stock, at cost, 10,676,276
     and 10,738,520 shares at March 31
     and December 31, respectively           (294.5)         (296.2)
                                          ---------       ---------
       Total stockholders' equity           1,923.2         1,860.4
                                          ---------       ---------
Total liabilities and stockholders'
  equity                                  $ 6,340.9       $ 6,456.9
                                          =========       =========

        (See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

                                                   Three months ended
                                                        March 31,
                                                     1999      1998
Cash Flows from Operating Activities
   Net earnings                                    $  60.7   $  45.3
   Adjustments to reconcile net earnings
     to net cash provided by operating activities:
        Depreciation, depletion and amortization      66.0      48.2
        Minority interest                             13.2       5.4
        Deferred income taxes                          6.7       6.3
        Other charges and credits, net                (2.9)    (27.8)
        Changes in:
          Receivables                                 24.5     (13.3)
          Inventories                                 58.2     (86.7)
          Other current assets                        (7.4)     (0.2)
      Accounts payable                           (34.0)     66.5
          Accrued liabilities                         (7.2)    (17.4)
          Net current assets of discontinued
            operations                                 6.2         -
                                                   -------   -------
        Net cash provided by operating activities    184.0      26.3
                                                   -------   -------

Cash Flows from Investing Activities
   Capital expenditures                              (80.4)    (88.7)
   Other                                               1.2       1.3
                                                   -------   -------
        Net cash used in investing activities        (79.2)    (87.4)
                                                   -------   -------
        Net cash provided (used) before financing
          activities                                 104.8     (61.1)
                                                   -------   -------


Cash Flows from Financing Activities:
   Cash distributions to the unitholders of
     Phosphate Resource Partners Limited Partnership  (5.0)        -
   Payments of long-term debt                         (0.9)   (728.3)
   Proceeds from issuance of long-term debt, net       5.1     886.3
   Changes in short-term debt, net                  (144.7)    (82.0)
   Stock options exercised and restricted stock
     awards                                            1.4       7.9
   Cash dividends paid                                (9.1)     (9.1)
   Other                                                 -       0.4
                                                   -------   -------
        Net cash provided by (used in) financing
          activities                                (153.2)     75.2
                                                   -------   -------

   Net change in cash and cash equivalents           (48.4)     14.1
   Cash and cash equivalents - beginning of
     period                                          110.6     109.7
                                                   -------   -------
   Cash and cash equivalents - end of period       $  62.2   $ 123.8
                                                   =======   =======

        (See Notes to Condensed Consolidated Financial Statements)


NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

1.  Acquisitions
    ------------

    In April 1998, the Company acquired privately held Harris Chemical Group, Inc. and its Australian affiliate, Harris Chemical Australia Pty Ltd. & Its Controlled Entities (collectively, Harris), for approximately $1.4 billion (Harris Acquisition). Under the terms of the Harris Acquisition, the Company purchased all Harris equity for approximately $450.0 million in cash and assumed approximately $1.0 billion of debt. Harris, with annual sales of approximately $800.0 million, is a leading producer of salt, soda ash, boron chemicals and other inorganic chemicals, including potash crop nutrients.

    For financial statement purposes, the Harris Acquisition was accounted for as a purchase and, accordingly, Harris' results have been included in the consolidated financial statements since the date of acquisition. The purchase price, which was initially financed through proceeds borrowed under credit facilities and assumed debt, has been allocated to acquired assets and liabilities based on estimated fair values at the date of acquisition. This allocation resulted in an excess of purchase price over identifiable net assets acquired, or goodwill, of approximately $326.0 million which is included in Other assets in the Condensed Consolidated Balance Sheet. This goodwill is being amortized on a straight-line basis over 40 years.

    The unaudited pro forma information of the Company for the period set forth below gives effect to the Harris Acquisition as if it had occurred as of January 1, 1998. No pro forma effect is given for the three months ended March 31, 1999 as actual results include the effect of the Harris Acquisition. The pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the Harris Acquisition been consummated as of that time.

                                                 Three months ended
                                                   March 31, 1998
                                                 ------------------
    Net sales                                          $ 763.7
    Earnings from continuing operations before
      minority interest                                   94.1
    Earnings from continuing operations before
      taxes                                               88.7
    Earnings from continuing operations before
      extraordinary item and cumulative effect
      of a change in accounting principle                 61.3
    Net earnings                                          49.4
    Net earnings per diluted share                        0.43


2.  Restructuring Plan
    ------------------

    During the fourth quarter of 1998, the Company developed and began execution of a plan to improve profitability (Restructuring Plan). The Restructuring Plan was comprised of four major initiatives: (i) the combination of the potash and phosphates business units in an effort to realize certain operating and staff reduction synergies;
    (ii) restructuring of the phosphate rock mining, concentrated phosphate and salt production/distribution operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of the Company's core competencies; and (iv) reduction of operational and corporate headcount. In conjunction with the Restructuring Plan, the Company recorded pre-tax charges totaling $193.3 million ($162.0 million net of minority interest) in the fourth quarter of 1998.

    The following table summarizes the activity during the period
    January 1, 1999 to March 31, 1999 of the accruals recorded in conjunction with the Restructuring Plan.

                                  Accrual at                     Accrual at
                               January 1, 1999    Cash Paid    March 31, 1999
                               ---------------    ---------     -------------
    Asset impairments:
       Facilities closed prior
        to December 31, 1998    $    -        $    -         $    -
       Facilities to be closed
        in 1999                      -             -              -

    Non-employee exit costs:
       Demolition and closure
        costs                     33.6           1.3           32.3
       Idled leased
        transportation equipment  13.2           1.5           11.7
       Other                       5.3           1.7            3.6

    Employee headcount reductions:
       Severance benefits         17.4          13.1            4.3
       Settlement, curtailment
        and special termination
        benefits                     -             -              -

    Inventories and spare parts of exited businesses:
       Finished goods inventories    -             -              -
       Spare parts inventories       -             -              -
                                ------        ------         ------
    Total                       $ 69.5        $ 17.6         $ 51.9
                                ======        ======         ======

    The timing and costs of the Restructuring Plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the first quarter of 1999, 51 employees, who had accepted a voluntary retirement plan as of December 31, 1998, left the Company in accordance with their target retirement date.

3.  Discontinued Operations
    -----------------------

    The Consolidated Statement of Operations of the Company has been restated to report separately the operating results of IMC
    AgriBusiness (AgriBusiness) as discontinued operations. See Note 8, "Subsequent Events."

    For financial reporting purposes, the assets and liabilities of AgriBusiness to be sold, net of estimated loss on disposal, have been classified in the Consolidated Balance Sheet as Assets of discontinued operations held for sale as follows:

                                              March 31,   December 31,
                                                1999          1998
                                              ---------   ------------
    Assets:
      Accounts receivable                      $  78.9      $  63.7
      Inventories                                215.9        157.1
      Other current assets                         0.7          0.5
      Property, plant and equipment, net         140.0        130.4
      Other assets                                 5.3          6.0
                                               -------      -------
    Total assets                                 440.8        357.7


    Liabilities:
      Accounts payable                           155.4         69.8
      Accrued liabilities                          6.0         11.1
      Other noncurrent liabilities                 3.2          3.5
                                               -------      -------
    Total liabilities                            164.6         84.4
                                               -------      -------
    Assets of discontinued operations
      held for sale                            $ 276.2      $ 273.3
                                               =======      =======

4.  Extraordinary Charge - Debt Retirement
    --------------------------------------

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

5.  Change in Accounting Principle
    ------------------------------

    In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting the Costs of Start-Up Activities," which mandated that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to the adoption of SOP 98-5, the Company capitalized its start-up costs (i.e., pre-operating costs). The Company adopted the provisions of SOP 98-5 in its financial statements beginning on January 1, 1999 and in accordance with SOP 98-5 recorded a charge for the cumulative effect of an accounting change of $7.5 million or $0.07 per share, net of tax benefits and minority interest, in order to expense start-up costs that had been previously capitalized. The future impact of SOP 98-5 will not be material to the Company's operating results.

6.  Operating Segments
    ------------------

    Segment information for 1999 and 1998 was as follows(a):

                  IMC-Agrico  IMC      IMC       IMC
                  Phosphates Kalium    Salt   Chemicals Other(b)  Total
                  ---------- ------    ----   --------- --------  -----
    Three months ended March 31, 1999
      Net sales from
        external
        customers   $337.8   $161.2   $125.0   $100.4   $ 45.0   $769.4
      Intersegment
        net sales     37.0     25.8      0.6        -        -     63.4
      Gross margins   86.7     69.9     44.7     11.5     (1.9)   210.9
      Operating
        earnings      77.6     64.9     36.2      4.2    (15.8)   167.1

                  IMC-Agrico  IMC      IMC       IMC
                  Phosphates Kalium    Salt   Chemicals Other(b)  Total
                  ---------- ------    ----   --------- --------  -----
    Three months ended March 31, 1998
      Net sales from
        external
        customers   $316.2   $150.2   $    -   $    -   $ 70.1   $536.5
      Intersegment
        net sales     48.3     25.4        -        -      3.0     76.7
      Gross margins   71.3     76.6        -        -      6.0    153.9
      Operating
        earnings      61.1     69.9        -        -    (24.0)   107.0

    (a)  The operating results and assets of Great Salt Lake Minerals
         (GSL), IMC Salt (Salt) and IMC Chemicals (Chemicals), acquired as part of the Harris Acquisition, are included in the segment information since the date of acquisition, April 1998. See
         Note 1, "Acquisitions." The operating results of AgriBusiness have not been included in the segment information provided as this business has been classified as discontinued operations.
         See Note 3, "Discontinued Operations."


    (b) Segment information below the quantitative thresholds is attributable to two business units [IMC-Agrico Feed
         Ingredients (Feed Ingredients) and IMC Vigoro] and corporate headquarters. The Company produces and markets animal feed ingredients through Feed Ingredients. IMC Vigoro manufactured and distributed consumer lawn and garden products; produced and marketed professional products for turf, nursery and horticulture markets; and produced and distributed potassium-based ice melter products. IMC Vigoro was sold in June 1998.
         Corporate headquarters includes the elimination of inter-business unit transactions and oil and gas activities through its interest in Phosphate Resource Partners Limited
         Partnership.

7.  Comprehensive Income
    --------------------

    Comprehensive income, net of taxes, was as follows:

                                                   Three months ended
                                                        March 31,
                                                     1999      1998
                                                   ------------------
    Comprehensive income:
      Net earnings                                  $ 60.7    $ 45.3
      Foreign currency translation adjustment         11.6       2.4
                                                    ------    ------
        Total comprehensive income for the period   $ 72.3    $ 47.7
                                                    ======    ======

8.  Subsequent Events
    -----------------

    In December 1998, the Company signed an agreement to sell Chemicals with the Company retaining an ongoing minority economic interest. However, due to the recent downturn in performance in the soda ash business, which management believes is temporary, the Company's anticipated sale of the Chemicals business unit will not occur under the terms of the current agreement. The Company is exploring alternative disposition strategies with the ultimate disposition expected to be completed by the end of 1999. No adjustment to the estimated loss on the sale of Chemicals, which was accrued in the fourth quarter of 1998, is warranted at this time as management believes that the value for Chemicals, utilized in the estimated loss calculation, can be received pursuant to one of the proposed alternative disposition strategies.

    In April 1999, the Company completed the sale of AgriBusiness and received proceeds of approximately $265.0 million which were used to reduce the amount of the Company's outstanding indebtedness. The final sale proceeds still remain subject to the settlement of certain items outlined in the definitive sales agreement. The Company expects final settlement during the second quarter of 1999. See Note 3, "Discontinued Operations."

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

         Results of Operations
         ---------------------

         Three months ended March 31, 1999 vs. three months ended
         March 31, 1998
         --------------------------------------------------------

         Overview
         Net sales for the first quarter ended March 31, 1999 were $769.4 million and gross margins were $210.9 million.
         Earnings from continuing operations before a cumulative effect of a change in accounting principle, were $68.2 million, or $0.60 per share. A cumulative effect of a change in accounting principle of $7.5 million, or $0.07 per share, reduced net earnings to $60.7 million, or $0.53 per share.
         Net sales for the first quarter ended March 31, 1998 were $536.5 million and gross margins were $153.9 million.

         Earnings from continuing operations before an extraordinary charge were $54.7 million, or $0.48 per share. Net earnings of $45.3 million, or $0.40 per share were reduced by a loss from discontinued operations of $6.7 million, or $0.06 per share, and an extraordinary charge of $2.7 million, or $0.02 per share, related to the early extinguishment of debt.

         Net sales increased 43 percent from the prior year first quarter while gross margins increased 37 percent from the same period one year ago. The sales improvement was attributable to continued strong demand for the Company's agricultural products as well as additional revenues from the Harris Acquisition. Increased international prices and higher domestic sales volumes at IMC-Agrico Phosphates (Phosphates), higher prices and export volumes at IMC Kalium (Kalium), and improved sales, particularly to Asia, at Feed Ingredients contributed to the sales improvement noted above.

         The gross margin increase was primarily attributable to the following: (i) favorable margins from the Harris Acquisition; and (ii) tighter cost controls at Phosphates; partially offset by (iii) reduced margins at Kalium largely attributable to lower domestic volumes and changes in product mix.

         The operating results of the Company's significant business units are discussed in more detail below.

         IMC-Agrico Phosphates
         Phosphates' net sales for the first quarter increased $10.3 million from $364.5 million in 1998 to $374.8 million in 1999, primarily as a result of higher average concentrates sales realizations and higher uranium sales volumes, partially offset by lower sales volumes of concentrates. Higher average concentrate sales prices of $5.3 million were driven by higher average diammonium phosphate (DAP) realizations. A decrease of $7.0 million in sales volumes of concentrated phosphates was primarily due to decreased shipments of monoammonium phosphate, granular monoammonium phosphate and granular triple superphosphate, partially offset by increased shipments of merchant acid and DAP. The decreased shipments were mainly attributable to lower international shipments to certain countries. Uranium volumes increased net sales by $9.3 million as a result of the absence of sales in the prior year caused by a temporary delay pending an anticipated upswing in spot market prices.

         Gross margins increased 22 percent to $86.7 million in the first quarter of 1999 compared to $71.3 million in the first quarter of 1998, mainly due to lower production costs and the higher prices discussed above, partially offset by the lower volumes discussed above. Production costs decreased compared to the prior year's first quarter primarily as a result of improved mining conditions for the phosphate rock operations, as well as the following factors: (i) dry weather; (ii) a reduction in water removal efforts; and (iii) lower raw material costs for purchased ammonia and natural gas.

         IMC Kalium
         Kalium's net sales increased six percent to $187.0 million in the current quarter from $175.6 million in the prior year quarter. The improvement was primarily due to higher prices resulting from multiple price increases when compared to the same period in the prior year and increased export sales. Increased export sales volumes were slightly offset by lower domestic sales volumes arising from lower domestic demand as North American customers took advantage of favorable pricing terms in the fourth quarter of 1998 by pre-purchasing product that normally would have been sold during the first quarter. Current quarter domestic sales volumes were also negatively affected by poor weather conditions which delayed the start of field work.

         Gross margins decreased nine percent to $69.9 million for the quarter from $76.8 million in the same period one year ago. This decrease was primarily due to the impact of the lower domestic sales volumes discussed above and higher production costs, partially offset by the increased sales prices discussed above. The higher production costs were primarily due to increased water control expenditures and resource taxes as well as the impact of product mix.

         IMC Salt
         Salt's net sales were $125.6 million with gross margins of $44.7 million in the current quarter. These results were higher than comparable pre-acquisition amounts of $92.2 million and $37.5 million, respectively. Salt, a new core business for the Company, was established concurrent with the Harris Acquisition. Demand for highway and consumer deicing products was generally stronger than the prior year period despite milder than average winter weather.

         Other
         The Company's net sales and gross margins in the current quarter included results from Feed Ingredients and Chemicals. Chemicals, with current quarter sales and margins of $100.4 million and $11.5 million, respectively, was established concurrent with the Harris Acquisition. Sales and gross margins at Feed Ingredients increased eight percent and 23 percent, respectively, to $43.4 million and $9.2 million, respectively, for the current quarter as compared to the prior year period. The Feed Ingredients increases were driven by improved sales, particularly to Asia, reduced spending and raw material costs along with lower production costs related to increased production volumes. Partially offsetting these increases in current quarter sales and gross margins, as compared to the same period in the prior year, was the absence of sales and margins for IMC Vigoro as a result of its divestiture during the second quarter of 1998. See Note 6, "Operating Segments," of Notes to Condensed Consolidated Financial Statements.

         Key Statistics
         The following table summarizes the Company's core business sales volumes and average selling prices for the three months ended March 31:

                                                   1999        1998
                                                   ----        ----
         Sales volumes (in thousands of short tons)(a):
           IMC-Agrico Phosphates                  1,690       1,758
           IMC Kalium                             2,157       2,287
           IMC Salt                               5,210         n/a

         Average price per ton(b):
           DAP                                     $176        $171
           Potash                                    86          77
           Salt                                      24         n/a

         (a) Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.
         (b)  Average prices represent sales made FOB mine/plant.
         n/a Not applicable as a result of the Harris Acquisition in April 1998.

         Selling, General and Administrative Expenses
         Selling, general and administrative expenses increased $4.9 million, or 13 percent, to $42.3 million for the current quarter compared to $37.4 million for the first quarter of 1998. This increase was primarily due to the Harris Acquisition, partially offset by the divestiture of IMC Vigoro in June 1998 and an overall reduction in general corporate spending. See Note 1, "Acquisitions," of Notes to Condensed Consolidated Financial Statements.

         Exploration Expenses
         The Company participates in the exploration and production of oil and gas (Exploration Program) through its ownership of Phosphate Resource Partners Limited Partnership (PLP). Exploration expenses of $1.5 million related to the Exploration Program for the three months ended March 31, 1999 were largely comprised of geological and geophysical expenses. The decrease from prior year expenses of $9.5 million occurred largely because of the absence of dry hole costs in the current quarter compared to $7.2 million of dry hole costs for the same period in 1998.

         Interest Expense
         Interest expense totaled $47.3 million in the current quarter, an increase of $26.1 million from the same period in the prior year. The increase in interest expense was due to increased debt outstanding primarily as a result of debt assumed in connection with the Harris Acquisition.

         Minority Interest
         Minority interest increased in the current quarter $7.8 million from the same period last year to $13.2 million. The increase in minority interest was attributable to higher IMC-Agrico Company (IMC-Agrico) earnings and lower exploration expenses in the current quarter as compared to the prior year period.

         Restructuring Plan
         The timing and costs of the Restructuring Plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the first quarter of 1999, 51 employees, who had accepted a voluntary retirement plan as of December 31, 1998, left the Company in accordance with their target retirement date. See Note 2, "Restructuring Plan," of Notes to Condensed Consolidated Financial Statements.

         Divestitures
         In December 1998, the Company signed an agreement to sell Chemicals with the Company retaining an ongoing minority economic interest. However, due to the recent downturn in performance in the soda ash business, which management believes is temporary, the Company's anticipated sale of Chemicals will not occur under the terms of the current agreement. The Company is exploring alternative disposition strategies with the ultimate disposition expected to be completed by the end of 1999. No adjustment to the estimated loss on the sale of Chemicals, which was accrued in the fourth quarter of 1998, is warranted at this time as management believes that the value for Chemicals, utilized in the estimated loss calculation, can be received pursuant to one of the proposed alternative disposition strategies.

         Capital Resources and Liquidity
         -------------------------------

         The Company generates significant cash from operations and has sufficient borrowing capacity to meet its operating and discretionary spending requirements.

         Operating activities generated $184.0 million of cash in 1999 compared with $26.3 million in 1998. The increase of $157.7 million was primarily due to a decrease in working capital and lower debt fee payments as a result of a reduction in debt issuances. The change in working capital was primarily the result of lower inventory levels in response to the upcoming planting season and increased collection of receivables.

         Net cash used in investing activities decreased $8.2 million compared with 1998 primarily due to lower capital expenditures. The decrease primarily related to the absence in 1999 of AgriBusiness capital expenditures as this business has been discontinued. The Company estimates that its capital expenditures for 1999 will be approximately $250.0 million and will be financed primarily through operations.

         Cash generated from financing activities decreased $228.4 million in 1999 from a source of funds of $75.2 million to a use of funds of $153.2 million. This decrease in financing funds was primarily due to lower net debt proceeds in 1999 of $216.5 million and increased cash distributions to the unitholders of Phosphate Resource Partners Limited Partnership of $5.0 million. In April 1999, the Company completed the sale of AgriBusiness and received proceeds of approximately $265.0 million which were used to reduce the amount of the Company's outstanding indebtedness.

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

         The Company's Year 2000-related effort is a cooperative venture coordinated among business units and appropriate members of the Company's senior management. Progress reviews are held regularly with senior management and the Board of Directors. As an additional step, the Company has created the position of Year 2000 Risk Manager to provide Company-wide leadership, oversight and coordination of its Year 2000 project.

         State of Readiness
         The Company is using both internal and external resources to implement its Year 2000 Program, which includes the following overlapping phases: (i) system inventory and analysis; (ii) remediation, testing and implementation; and (iii) vendor and customer review. The Company expects that its Year 2000 Program will be substantially complete by the end of the third quarter of 1999.

         System Inventory and Analysis Phase The system inventory and analysis phase consists of compiling a detailed inventory of all of the Company's systems and platforms to determine which items are date sensitive, affected by the Year 2000, and therefore require remediation. Each of the Company's business units has focused specifically on the following seven target areas: (i) business application software; (ii) mainframe hardware and software; (iii) network servers; (iv) desktop environment; (v) network and telephone systems; (vi) non-information technology assets and facilities; and (vii) major suppliers and service providers. This analysis has involved both an internal assessment conducted by Company engineers, technicians and business unit managers, as well as contact with the manufacturers of computer systems and equipment used by the Company in its operations. Each of the Company's business units has completed its system inventory and analysis phase. The principal business application systems requiring remediation that were identified by the Company during this stage include the following systems: (i) equipment maintenance; (ii) spare parts inventory; (iii) distribution;
         (iv) customer order entry; and (v) financial/accounting. In addition, some Company plants have identified certain production control systems that will require Year 2000-related remediation in order to remain operative.

         Remediation, Testing and Implementation Phase The remediation, testing and implementation phase involves determining and implementing a remediation method (upgrade, replace or discontinue) that is most appropriate for each
         specific date-sensitive item.   The remediated item is then
         tested and returned to normal operations when Year 2000-related issues have been addressed. Testing includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. Several system manufacturers have provided testing procedures for their equipment and have been available for consultations about Year 2000-related testing. In certain cases, the Company has also retained special consultants to assist with its remediation efforts. The Company expects all of its business units to have substantially completed the remediation, testing and implementation phase in the third quarter of 1999.

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

         Vendor and Customer Review Phase Vendor reviews consist of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. Each business unit has developed a questionnaire that has been submitted to its primary suppliers and vendors to determine their Year 2000-related status. The business units are currently analyzing the information provided in these responses, and will determine the best way to address any specific issues. As an additional precaution when appropriate, each business unit's purchase orders now contain a Year 2000-related clause to help ensure that any newly purchased equipment adequately addresses Year 2000-related issues.

         Although the Company is attempting to monitor and validate the efforts of other parties, it may not have control over the success of these efforts. In the event that satisfactory commitments from key suppliers are not received, the Company is forming plans for the continuing availability of critical materials and supplies through alternate channels. In general, however, the Company is satisfied with the progress made by key vendors to date and no critical issues have been identified.

         In addition to investigating the Company's key suppliers, the Company's business units are also contacting key customers to explain the Company's Year 2000-related efforts and to solicit certain information about each customer's Year 2000-related efforts to assess potential Year 2000-related problems that could affect future orders from such customers.

         Costs
         The Company does not currently expect that the costs of addressing its Year 2000-related issues will have a material effect on its financial position, results of operations or liquidity. Modification costs for Year 2000-related issues are expensed as incurred and are funded through operating cash flows. In a few limited instances, some business units have deferred certain non-Year 2000-related information technology projects due to their respective Year 2000-related efforts. The Company believes, however, that these deferred projects are not critical to its present or future financial performance or business operations. The Company estimates its total Year 2000-related technology and non-information technology systems remediation costs to be approximately $6.0 million, of which approximately $2.0 million was expended in 1998. The remaining costs will be incurred during 1999. A sizable portion of these costs represent the redeployment of existing employee resources rather than incremental expenses.

         Risks
         Progress reports on the Year 2000 Program are presented regularly to the Company's Board of Directors and senior management. As the program continues, the Company may discover additional Year 2000-related challenges, including that remediation plans are not feasible or that the cost of such plans exceeds current expectations. In many cases, the Company is relying on written assurances from vendors that the current systems are, or that new or upgraded systems acquired by the Company will adequately address Year 2000-related issues. The Company believes that one of its principal Year 2000-related risks is the effect Year 2000-related issues will have on its vendors, especially its utilities vendors. A substantial part of the Company's day-to-day operations is dependent on power, transportation systems, and telecommunication services, as to which alternative sources of service may not be available. The Company will continue to investigate the readiness of its suppliers, including utilities, and pursue the availability of alternatives to further diminish the extent of any impact Year 2000-related issues may have on the Company. Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame or that no unanticipated events will occur, it is management's belief that the Company is taking adequate action to address Year 2000-related issues. However, because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company's remediation efforts or the efforts of those it does business with not be successful. If either the Company, or the Company's vendors, fail to adequately address Year 2000-related issues, the Company may suffer business interruptions. If such interruptions cause the Company to be unable to fulfill its obligations to third parties, the Company may potentially be exposed to third-party liability.

         Contingency Planning
         The Company is developing contingency measures to address the possibility that it will not have fully addressed Year 2000-related issues by December 31, 1999. Each of the Company's business units is developing a contingency plan based upon templates and suggested procedures that have been provided by the Year 2000 Risk Manager. Each business unit contingency plan will identify the risk and document the steps that need to be taken to allow the Company to continue to meet the needs of its customers in the event of a Year 2000-related failure. The Company expects each business unit to complete its contingency plan in the third quarter of 1999.

         The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness
         Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 3.  Market Risk.

         The Company is exposed to the impact of interest rate changes, fluctuations in the Canadian currency, and fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At March 31, 1999, the Company's exposure to these market risk factors was not significant and had not materially changed from December 31, 1998.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.(1)

         Potash Antitrust Litigation
         ---------------------------
         The Company was a defendant, along with other Canadian and United States potash producers, in a class action antitrust lawsuit filed in federal court in 1993. The plaintiffs alleged a price-fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaint. The class action complaint against all defendants, including the Company, was dismissed by summary judgment in January 1997. The summary judgment dismissing the case was appealed by the plaintiffs to the United States Court of Appeals for the Eighth Circuit (Court of Appeals). Recently, the Court of Appeals in a divided opinion (2 to 1) rendered its decision reversing the grant of summary judgment as to certain defendants, including the Company, and affirming as to certain other defendants. The dissent strongly disagreed with the majority opinion, stating that the majority had erred in not affirming the dismissal of the case as to all of the defendants. According to the dissent, all of the defendants were entitled to summary judgment. The Company, along with the other defendants remaining in the case, intend to seek rehearing of the case from the entire Court of Appeals.

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

         In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations of breaches of fiduciary duty against FTX and FMRP for allegedly favoring the interests of FTX and FTX's common stockholders in connection with the FTX Merger. The plaintiffs claimed specifically that, by virtue of the FTX Merger, the public unitholders' interests in PLP's ownership of IMC-Agrico would become even more subject to the dominant interest of the Company. The amended complaint seeks certification as a class action and an injunction against the proposed FTX Merger or, in the alternative, rescissionary damages. The defendants' moved the court to dismiss the amended complaint in November 1998. In May 1999, the plaintiffs agreed to dismiss the action. Final terms of the dismissal have not yet been determined.

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

         IMC also alleges that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, IMC seeks to reform or rescind the contracts that PLP entered into with MOXY and to recoup the monies expended as a result of PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss the Plaintiffs' claims. The defendants filed their briefs in support of their motions in January 1999. IMC filed its amended complaint, and its responses to the motions to dismiss in February 1999. In response, the Director Defendants filed renewed motions to dismiss which are awaiting argument. No trial date has been scheduled. IMC intends to pursue this action vigorously.

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

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits.

              Exhibit No.      Description
              --------------------------------------------------------

              11               Earnings Per Share Computation

              27               Financial Data Schedule

         (b)  Reports on Form 8-K.

              Up to the date of this report, no reports on Form 8-K were filed.

                       **************************

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  IMC GLOBAL INC.


                                  by:  /s/  Anne M. Scavone
                                     ------------------------
                                     Anne M. Scavone
                                     Vice President and Controller
                                     (on behalf of the Registrant
                                     and as Chief Accounting Officer)

Date:  May 14, 1999

-------------------------------

(1) All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and
     Analysis of Financial Condition and Results of Operations," and
     Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities
     Litigation Reform Act of 1995.

     Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions in the agricultural industry or in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental, and administrative proceedings involving the Company; the completion of the Company's Year 2000 program; and the other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.