Form 10-Q
period 1999-06-30
IMC GLOBAL INC
filed 1999-08-13
CIK 820626

==========================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549



                               FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 1999


                     Commission file number 1-9759


                            IMC Global Inc.
        (Exact name of Registrant as specified in its charter)


               Delaware                         36-3492467
    (State or other jurisdiction of          (I.R.S. Employer
     incorporation or organization)         Identification No.)


           2100 Sanders Road
         Northbrook, Illinois                     60062
    (Address of principal executive             (Zip Code)
               offices)

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

                         Yes   X   .  No       .
                            -------     -------

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,476,119 shares, excluding 10,676,276 treasury shares as of August 9, 1999.

========================================================================

PART I.FINANCIAL INFORMATION

Item 1.Financial Statements.

       The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals except as discussed in the Notes to Condensed Consolidated Financial Statements. Certain 1998 amounts have been reclassified to conform to the 1999 presentation. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions, except per share amounts)
                                 Three months ended     Six months ended
                                       June 30,             June 30,
                                  1999       1998       1999       1998
-------------------------------------------------------------------------
Net sales                       $  765.4   $  793.4   $1,534.8   $1,329.9
Cost of goods sold                 582.7      579.4    1,141.2      962.0
                                --------   --------   --------   --------
    Gross margins                  182.7      214.0      393.6      367.9

Selling, general and
 administrative expenses            43.3       53.9       85.6       91.3
Exploration expenses                 1.9        9.4        3.4       18.9
                                --------   --------   --------   --------
    Operating earnings             137.5      150.7      304.6      257.7

Interest expense                    45.5       55.8       92.8       77.0
Other (income) expense, net         (3.1)      (4.7)      (5.6)      (8.6)
                                --------   --------   --------   --------
Earnings from continuing
 operations before
 minority interest                  95.1       99.6      217.4      189.3
Minority interest                   11.6       11.8       24.8       17.2
                                --------   --------   --------   --------
Earnings from continuing
operations before taxes             83.5       87.8      192.6      172.1
Provision for income taxes          31.3       30.9       72.2       60.5
                                --------   --------   --------   --------
Earnings from continuing
 operations before extraordinary
 item and cumulative effect of a
 change in accounting principle     52.2       56.9      120.4      111.6
Earnings from discontinued
 operations                            -       30.1          -       23.4
                                --------   --------   --------   --------
Earnings before extraordinary item
 and cumulative effect of a change
 in accounting principle            52.2       87.0      120.4      135.0
Extraordinary charge - debt
 retirement                            -          -          -       (2.7)
Cumulative effect of a change in
accounting principle                   -          -       (7.5)         -
                                --------   --------   --------   --------
    Net earnings                $   52.2   $   87.0   $  112.9   $  132.3
                                ========   ========   ========   ========

Basic earnings per share:
Earnings from continuing
 operations before extraordinary
 item and cumulative effect of a
 change in accounting principle $   0.46   $   0.50   $   1.06   $   0.98
Earnings from discontinued
 operations                            -       0.26          -       0.20
Extraordinary charge - debt
 retirement                            -          -          -      (0.02)
Cumulative effect of a change in
 accounting principle                  -          -      (0.07)         -
                                --------   --------   --------   --------
    Net earnings per share      $   0.46   $   0.76   $   0.99   $   1.16
                                ========   ========   ========   ========

Basic weighted average number of
 shares outstanding                114.4      114.3      114.3      114.1

Diluted earnings per share:
Earnings from continuing
 operations before extraordinary
 item and cumulative effect of a
 change in accounting principle $   0.46   $   0.50   $   1.06   $   0.98
Earnings from discontinued
 operations                            -       0.26          -       0.20
Extraordinary charge - debt
 retirement                            -          -          -      (0.02)
Cumulative effect of a change in
 accounting principle                  -          -      (0.07)         -
                                --------   --------   --------   --------
    Net earnings per share      $   0.46   $   0.76   $   0.99   $   1.16
                                ========   ========   ========   ========

Diluted weighted average number of
 shares outstanding                114.6      115.0      114.6      114.8

      (See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)
<CAPTION
                                             June 30,   December 31,
Assets                                         1999        1998
--------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                $     64.9   $    110.6
  Receivables, net                              325.7        421.5
  Inventories, net                              490.5        580.6
  Assets of discontinued operations held
   for sale                                         -        273.3
  Deferred income taxes                          91.1         91.1
  Other current assets                           16.8          5.5
                                           ----------   ----------
     Total current assets                       989.0      1,482.6

Property, plant and equipment, net            3,752.0      3,697.4
Other assets                                  1,220.6      1,276.9
                                           ----------   ----------
Total assets                               $  5,961.6   $  6,456.9
                                           ==========   ==========

Liabilities and Stockholders' Equity
--------------------------------------------------------------------
Current liabilities:
  Accounts payable                         $    176.2   $    255.9
  Accrued liabilities                           246.5        240.9
  Short-term debt and current maturities
   of long-term debt                             19.1        408.3
                                           ----------   ----------
    Total current liabilities                   441.8        905.1
Long-term debt, less current maturities       2,480.6      2,638.7
Deferred income taxes                           574.0        566.6
Other noncurrent liabilities                    484.6        486.1
Stockholders' equity:
  Common stock, $1 par value, authorized
   300,000,000 shares; issued 125,150,730
   and 125,072,811 shares at June 30 and
   December 31, respectively                    125.1        125.0
  Capital in excess of par value              1,697.8      1,697.3
  Retained earnings                             493.6        400.6
  Accumulated other comprehensive income        (41.4)       (66.3)
  Treasury stock, at cost, 10,676,276 and
   10,738,520 shares at June 30 and
   December 31, respectively                   (294.5)      (296.2)
                                           ----------   ----------
  Total stockholders' equity                  1,980.6      1,860.4
                                           ----------   ----------
Total liabilities and stockholders'
 equity                                    $  5,961.6   $  6,456.9
                                           ==========   ==========






      (See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
                                                 Six months ended
                                                     June 30,
                                                 1999        1998
-------------------------------------------------------------------
Cash Flows from Operating Activities
  Net earnings                                 $  112.9    $  132.3
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and amortization     135.3       124.6
     Minority interest                             24.8        17.2
     Deferred income taxes                          7.4       (56.7)
     Other charges and credits, net                14.1      (117.4)
     Changes in:
       Receivables                                 95.8       (53.8)
       Inventories                                 90.1        46.7
       Other current assets                        (1.8)       43.0
       Accounts payable                           (79.7)      (66.5)
       Accrued liabilities                         14.2       105.2
                                              ---------   ---------
     Net cash provided by operating activities    413.1       174.6
                                              ---------   ---------
Cash Flows from Investing Activities
  Capital expenditures                           (156.8)     (174.0)
  Acquisitions, net of cash acquired                  -      (393.3)
  Proceeds from sale of business                  263.9        44.8
  Proceeds from sale of investment                 12.8           -
  Other                                            (5.7)        5.1
                                             ----------   ---------
    Net cash provided by (used in) investing
     activities                                   114.2      (517.4)
                                             ----------   ---------
    Net cash provided (used) before financing
     activities                                   527.3      (342.8)
                                             ----------   ---------
Cash Flows from Financing Activities
  Cash distributions to the unitholders of
  Phosphate Resource Partners Limited
  Partnership                                     (6.5)          -
  Payments of long-term debt                     (90.0)     (842.6)
  Proceeds from issuance of long-term
   debt, net                                       3.0       912.1
  Changes in short-term debt, net               (463.7)      332.0
  Decrease in securitization of accounts
   receivable, net                                   -       (15.8)
  Stock options exercised and restricted stock
   awards                                          2.5         8.6
  Cash dividends paid                            (18.3)      (18.3)
  Other                                              -        (3.1)
                                            ----------   ---------
  Net cash provided by (used in) financing
  activities                                    (573.0)      372.9
                                            ----------   ---------

  Net change in cash and cash equivalents        (45.7)       30.1
  Cash and cash equivalents - beginning of
  period                                         110.6       109.7
                                            ----------   ---------
  Cash and cash equivalents - end of period $     64.9   $   139.8
                                            ==========   =========

      (See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

1.Acquisitions
  ------------
  In April 1998, the Company acquired privately held Harris Chemical Group, Inc. and its Australian affiliate, Harris Chemical Australia Pty Ltd. & Its Controlled Entities (collectively, Harris), for approximately $1.4 billion (Harris Acquisition). Under the terms of the Harris Acquisition, the Company purchased all Harris equity for approximately $450.0 million in cash and assumed approximately $1.0 billion of debt. Harris is a leading producer of salt, soda ash, boron chemicals and other inorganic chemicals, including potash crop nutrients.

  For financial statement purposes, the Harris Acquisition was accounted for as a purchase and, accordingly, Harris' results have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated to acquired assets and liabilities based on estimated fair values at the date of acquisition. This allocation resulted in an excess of purchase price over identifiable net assets acquired, or goodwill, of approximately $326.0 million which is included in Other assets in the Condensed Consolidated Balance Sheet. This goodwill is being amortized on a straight-line basis over 40 years.

2.Restructuring Plan
  ------------------
  During the fourth quarter of 1998, the Company developed and began execution of a plan to improve profitability (Restructuring Plan). The Restructuring Plan was comprised of four major initiatives: (i) the combination of the potash and phosphates business units in an effort to realize certain operating and staff reduction synergies;
  (ii) restructuring of the phosphate rock mining, concentrated phosphate and salt production/distribution operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of the Company's core competencies; and (iv) reduction of operational and corporate headcount. In conjunction with the Restructuring Plan, the Company recorded pre-tax charges totaling $193.3 million ($162.0 million net of minority interest) in the fourth quarter of 1998.

  The following table summarizes the activity during the period January 1, 1999 to June 30, 1999 of the accruals recorded in conjunction with the Restructuring Plan.

                                Accrual at                 Accrual at
                             January 1, 1999  Cash Paid  June 30, 1999
                             ---------------  ---------  -------------
   Non-employee exit costs:
     Demolition  and  closure    $   33.6     $    2.3      $   31.3
      costs
     Idled leased
      transportation equipment       13.2          2.2          11.0
     Other                            5.3          3.1           2.2

   Employee headcount reductions:
     Severance benefits              17.4         16.3           1.1
                                 --------     --------     ---------
   Total                         $   69.5     $   23.9     $    45.6
                                 ========     ========     =========

  The  timing  and  costs of the Restructuring Plan  are  generally  on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the first six months of 1999, 62 employees, who had accepted a voluntary retirement plan as of December 31, 1998, left the Company in accordance with their target retirement date.

3.Discontinued Operations
  -----------------------
  In April 1999, the Company completed the sale of IMC AgriBusiness (AgriBusiness) and received proceeds of $263.9 million which were used to reduce the amount of the Company's outstanding indebtedness. The final sale proceeds still remain subject to the settlement of certain items outlined in the definitive sales agreement. The Company expects final settlement during the third quarter of 1999.

4.Divestitures
  ------------
  In  June  1998,  the  Company completed the sale of  its  IMC  Vigoro business unit which consisted primarily of consumer lawn and garden and professional products for $44.8 million in cash. In connection with this transaction, the Company recorded a non-recurring charge of approximately $14.0 million, $9.1 million after tax benefits, or $0.08 per share. Of the $14.0 million charge, $4.1 million was included in Cost of goods sold and $9.9 million was included in Selling, general, and administrative expenses in the Consolidated Statement of Operations.

5.Extraordinary Charge - Debt Retirement
  --------------------------------------
  In January 1998, the Company prepaid $120.0 million of unsecured term loans which bore interest at rates ranging between 7.12 percent and 7.18 percent which were to mature at various dates between 2000 and 2005. In connection with the prepayment of such unsecured term loans, the Company recorded an extraordinary charge, net of taxes, of $2.7 million for redemption premiums incurred. This prepayment was financed by net debt proceeds from the issuance in January 1998 of $150.0 million 6.55 percent senior notes due 2005 and $150.0 million 7.30 percent debentures due 2028.

6.Change in Accounting Principle
  ------------------------------
  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which mandated that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to the adoption of SOP 98-5, the Company capitalized its start-up costs (i.e., pre-operating costs). The Company adopted the provisions of SOP 98-5 in its financial statements beginning on January 1, 1999 and in accordance with SOP 98-5 recorded a charge for the cumulative effect of an accounting change of $7.5 million or $0.07 per share, net of tax benefits and minority interest, in order to expense start-up costs that had been previously capitalized. The future impact of SOP 98-5 is not expected to be material to the Company's operating results.

7.Operating Segments
  ------------------
  Segment information for 1999 and 1998 was as follows(a):

                     IMC-Agrico   IMC      IMC      IMC
                     Phosphates  Kalium    Salt  Chemicals  Other(b)   Total
                     ----------  ------    ----  ---------  --------   -----
  Three months ended June 30, 1999
   Net sales from
    external
    customers          $373.7    $197.2   $ 47.9   $101.3   $ 45.3  $  765.4
   Intersegment net
    sales                20.7       5.3      0.5        -        -      26.5
   Gross margins         80.3      69.7      9.5     12.3     10.9     182.7
   Operating
    earnings (loss)      71.3      65.4     (0.1)     5.6     (4.7)    137.5

  Six months ended June 30, 1999
   Net sales from
    external customers $711.5    $358.4   $172.9   $201.7   $ 90.3  $1,534.8
   Intersegment net
   sales                 57.7      31.1      1.1        -        -      89.9
   Gross margins        167.0     139.6     54.2     23.8      9.0     393.6
   Operating
   earnings (loss)      148.9     130.3     36.1      9.8    (20.5)    304.6


                      IMC-Agrico    IMC     IMC      IMC
                      Phosphates   Kalium   Salt  Chemicals  Other(b)  Total
                      ----------   ------   ----  ---------  --------  -----
  Three months ended June 30, 1998
   Net sales from
    external customers $407.0     $185.8  $ 40.9   $102.8   $ 56.9  $  793.4
   Intersegment net
    sales                49.6       18.7       -        -        -      68.3
   Gross margins(c)     116.0       78.6     7.2     12.3      4.0     218.1
   Operating
    earnings (loss)(d)  106.4       70.9    (0.9)     6.2    (17.9)    164.7

  Six months ended June 30, 1998
   Net sales from
    external customers $723.2     4336.0  $ 43.3   $102.8   $124.6  $1,329.9
   Intersegment net
    sales                97.9       44.1       -        -      3.0     145.0
   Gross margins(c)     187.3      155.4     7.3     12.3      9.7     372.0
   Operating
   earnings (loss)(d)   167.5      141.1    (1.6)     6.2    (41.5)    271.7

  (a) The  operating  results  and assets of Great  Salt  Lake  Minerals
      (GSL),  IMC  Salt (Salt) and IMC Chemicals (Chemicals),  acquired as  part  of the Harris Acquisition, are included in the  segment information since the date of acquisition, April 1998.  See  Note
      1,  "Acquisitions."  The operating results of  AgriBusiness  have not  been  included in the segment information provided  as  this business  had  been classified as discontinued  operations  until
      its  divestiture  in  April  1999.   See  Note  3,  "Discontinued
      Operations."

  (b) Segment   information   below  the  quantitative   thresholds   is
      attributable  to two business units (IMC-Agrico Feed  Ingredients
      (Feed  Ingredients)  and IMC Vigoro) and corporate  headquarters.
      The  Company produces and markets animal feed ingredients through
      Feed   Ingredients.   IMC  Vigoro  manufactured  and  distributed
      consumer   lawn  and  garden  products;  produced  and   marketed
      professional   products  for  turf,  nursery   and   horticulture
      markets; and produced and distributed potassium-based ice  melter
      products.   IMC  Vigoro  was  sold in  June  1998.  See  Note  4,
      "Divestitures."  Corporate headquarters includes the  elimination of  inter-business unit transactions and oil and  gas  activities through  its  interest  in  Phosphate Resource  Partners  Limited
      Partnership.

  (c) Before non-recurring charges of $4.1 million related to the sale of IMC Vigoro in June 1998. See Note 4, "Divestitures."

  (d) Before non-recurring charges of $14.0 million related to the sale of IMC Vigoro in June 1998. See Note 4, "Divestitures."

8.Comprehensive Income
  --------------------
  Comprehensive income, net of taxes, was as follows:

                                   Three months ended  Six months ended
                                        June 30,           June 30,
                                     1999      1998      1999     1998
   --------------------------------------------------------------------
   Comprehensive income:
     Net earnings                  $  52.2   $  87.0    $112.9   $132.3
     Foreign currency translation
      adjustment                      13.3     (18.4)     24.9    (16.0)
                                   -------   -------    ------   ------
       Total comprehensive income
         for the period            $  65.5   $  68.6    $137.8   $116.3
                                   =======   =======    ======   ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

      Results of Operations

      Three  months ended June 30, 1999  vs.  three months  ended  June
      30, 1998

      Overview
      Net sales for the second quarter of 1999 were $765.4 million and gross margins were $182.7 million. Earnings from continuing operations for the second quarter of 1999 were $52.2 million, or $0.46 per share. Net sales for the second quarter of 1998 were $793.4 million and gross margins, excluding non-recurring charges of $4.1 million, related to the divestiture of IMC Vigoro, were $218.1 million. Earnings from continuing operations for the second quarter of 1998, excluding non-recurring charges of $9.1 million, or $0.08 per share, related to the divestiture of IMC Vigoro, were $66.0 million, or $0.58 per share. Including the non-recurring charges, earnings from continuing operations were $56.9 million, or $0.50 per share. Net earnings for the second quarter of 1998 of $87.0 million, or $0.76 per share included earnings from discontinued operations of $30.1 million, or $0.26 per share.

      Net sales for the second quarter of 1999 decreased four percent from the prior year second quarter while gross margins, before non-recurring charges, decreased 16 percent. The decrease in sales was mainly attributable to reduced domestic sales volumes and prices at IMC-Agrico Phosphates (Phosphates) as well as the absence of sales in the current quarter for IMC Vigoro, which was divested in June 1998. See Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements. These decreases were partially offset by higher sales at Salt resulting from increased demand across all product lines and improved sales, both to domestic and international customers, at Feed Ingredients.

      The gross margin decrease was primarily attributable to reduced sales volumes and prices at Phosphates, as discussed above, and lower margins at IMC Kalium (Kalium) caused by plant shutdowns to balance supply with demand.

      The operating results of the Company's significant business units are discussed in more detail below.

      IMC-Agrico Phosphates
      Phosphates' net sales for the second quarter of 1999 declined 14 percent to $394.4 million compared to $456.6 million for the same period last year largely due to decreased sales volumes and lower average sales realizations. Decreased shipments of granular monoammonium phosphate (GMAP) and granular triple superphosphate (GTSP), partially offset by a slight increase in shipments of diammonium phosphate (DAP) reduced sales by $35.3 million. These decreased volumes were mainly attributable to lower international shipments to certain countries as well as lower domestic shipments resulting from cutbacks in overall application rates coupled with aggressively priced imports. Lower average concentrate sales prices, driven by lower average DAP realizations, reduced sales by $16.2 million. Additionally, sales of uranium, ammonia and urea decreased $3.7 million, $2.2 million and $1.9 million, respectively.

      Gross margins decreased 31 percent to $80.3 million for the second quarter of 1999 compared to $116.0 million last year, mainly due to higher production costs as well as the lower volumes and prices discussed above. Production costs increased compared to the prior year's second quarter primarily as a result of higher idle plant costs, partially offset by reduced spending and lower raw material prices.

      IMC Kalium
      Kalium's net sales were essentially unchanged at $202.5 million in the second quarter of 1999 as compared to $204.5 million in the prior year quarter.

      Gross margins decreased 11 percent to $69.7 million for the second quarter of 1999 from $78.6 million in the same period one year ago. Gross margins were negatively impacted by a change in product mix as well as by plant shutdowns in the current quarter in an effort to balance supply with demand. As a result of the shutdowns, current quarter production costs increased eight percent.

      IMC Salt
      Salt's net sales increased 18 percent to $48.4 million in the second quarter of 1999 compared to $40.9 million in the second quarter of 1998. This increase in sales was attributable to higher demand for salt products across all product lines, coupled with a new midwest marketing strategy and the addition of two distributorships in the United Kingdom.

      Gross margins increased 32 percent to $9.5 million for the second quarter of 1999 from $7.2 million in the same period one year ago as a result of increased sales volumes, particularly for consumer products and restocking rock salt with deicing customers in the United Kingdom.

      Other
      The Company's net sales and gross margins in the current quarter also included results for Feed Ingredients and Chemicals. Sales at Chemicals of $101.3 million remained essentially unchanged from prior period sales of $102.8 million. Gross margins at Chemicals for the second quarter of 1999 remained unchanged at $12.3 million. Sales and gross margins at Feed Ingredients for the second quarter of 1999 increased ten percent and 52 percent, respectively, to $41.9 million and $9.4 million, respectively, as compared to the prior year period. The Feed Ingredients increases were driven by improved sales, both to domestic and international customers, and positive leveraging of lower production costs related to increased production volumes. Partially offsetting these increases in current quarter sales and gross margins, as compared to the same period in the prior year, was the absence of sales and margins for IMC Vigoro as a result of its divestiture during the second quarter of 1998. See Note 4, "Divestitures" and Note 7, "Operating Segments," of Notes to Condensed Consolidated Financial Statements.

      Key Statistics
      The following table summarizes the Company's core business sales volumes and average selling prices for the three months ended June 30:

                                               1999        1998
                                               ----        ----
       Sales volumes (in thousands of short tons)(a):
       IMC-Agrico Phosphates                   1,973       2,161
       IMC Kalium                              2,355       2,435
       IMC Salt                                1,435       1,216

       Average price per ton(b):
       DAP                                      $168        $178
       Potash                                     85          82
       Salt                                       34          34

      (a) Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.
      (b) Average prices represent sales made FOB mine/plant.

      Selling, General and Administrative Expenses
      Selling, general and administrative expenses decreased $0.7 million, or two percent, to $43.3 million, before non-recurring charges of $9.9 million related to the divestiture of IMC Vigoro in June 1998. See Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

      Exploration Expenses
      The Company participates in the exploration and production of oil and gas (Exploration Program) through its ownership of PLP. Exploration expenses relate to the Exploration Program and are largely comprised of geological and geophysical expenses. Exploration expenses totaled $1.9 million in the second quarter of 1999, a decrease of $7.5 million from the same period in the prior year as a result of the absence of dry hole costs in the current quarter compared to $7.1 million of dry hole costs for the same period in 1998.

      Interest Expense
      Interest expense totaled $45.5 million in the current quarter, a decrease of $10.3 million from the same period in the prior year. The decrease in interest expense was the result of a decrease in outstanding debt primarily as a result of the paydown of debt assumed in connection with the Harris Acquisition.

      Six  months ended June 30, 1999  vs.  six months ended  June  30,
      1998

      Overview
      Net sales for the first six months of 1999 were $1,534.8 million and gross margins were $393.6 million. Earnings from continuing operations before a cumulative effect of a change in accounting principle, were $120.4 million, or $1.06 per share. A cumulative effect of a change in accounting principle of $7.5 million, or
      $0.07  per  share,  reduced net earnings to  $112.9  million,  or
      $0.99 per share. Net sales for the first six months of 1998 were $1,329.9 million and gross margins, excluding non-recurring charges of $4.1 million, related to the divestiture of IMC Vigoro, were $372.0 million. Earnings from continuing operations, excluding non-recurring charges of $9.1 million, or $0.08 per share, related to the divestiture of IMC Vigoro, were $120.7 million, or $1.06 per share. Including the non-recurring charges, earnings from continuing operations before an extraordinary charge were $111.6 million, or $0.98 per share. Net earnings of $132.3 million, or $1.16 per share included earnings from discontinued operations of $23.4 million, or $0.20 per share and were reduced by an extraordinary charge of $2.7 million, or $0.02 per share, related to an early extinguishment of debt. See Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

      Net sales for the first six months of 1999 increased 15 percent when compared to the first six months of the prior year period while gross margins, before non-recurring charges, increased six percent from the comparable period one year ago. This improvement was largely a consequence of additional revenues from the former Harris operations partially offset by decreased sales at Phosphates as a result of significantly reduced phosphate pricing and lower domestic volumes. Additionally, the absence of sales in the current period from IMC Vigoro as a result of its divestiture during the second quarter of 1998 further reduced the Company's overall sales improvement from the prior year period. See Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

      The gross margin increase was primarily attributable to favorable margins from the Harris Acquisition partially offset by reduced sales volumes and prices at Phosphates, as discussed above, lower margins at Kalium caused by plant shutdowns to control inventory and the absence of sales from IMC Vigoro as a result of its divestiture during the second quarter of 1998. See
      Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

      The operating results of the Company's significant business units are discussed in more detail below.

      IMC-Agrico Phosphates
      Phosphates' net sales for the first six months of 1999 declined six percent to $769.2 million compared to $821.1 million for the same period last year primarily as a consequence of decreased concentrate sales volumes and lower average sales realizations. Decreased shipments of GMAP and GTSP, partially offset by an increase in shipments of DAP reduced sales by $42.3 million. These unfavorable volume variances reflected the following factors: (i) a cutback in overall domestic application rates,
      (ii) continued availability of aggressively priced GTSP imports, and (iii) lower international shipments. Average sales realizations for the first six months of 1999 decreased as compared to the prior year period primarily as a result of lower domestic and international DAP realizations.

      Gross  margins  declined  11 percent to $167.0  million  for  the first  six  months  of 1999 compared to $187.3  million  for  the first six months of last year, mainly because of the lower volumes and prices discussed above, partially offset by decreased production costs. Production costs were lower when compared to the prior year's first six months primarily as a result of the following: (i) lower raw material costs for purchased ammonia and natural gas; (ii) favorable variances from phosphate rock operations due to reduced spending; partially offset by (iii) unfavorable variances from concentrated phosphate operations created by lower bone phosphate of lime levels and higher turnaround amortization.

      IMC Kalium
      Kalium's net sales for the first six months of 1999 increased two percent to $389.5 million as compared to $380.1 million in the prior year period.

      Gross margins for the first six months of 1999 decreased ten percent to $139.6 million from $155.4 million in the same period one year ago. Gross margins were affected by plant shutdowns in the current period for inventory control. Gross margins were also negatively impacted by additional costs related to the acquisition of GSL as part of the Harris Acquisition. Finally, increased water control expenditures and resource taxes in the current period led to a further margin erosion.

      IMC Salt
      Salt's net sales for the first six months of 1999 were $174.0 million with gross margins of $54.2 million. These results were higher than comparable pre-acquisition amounts in the first six months of 1998 of $133.1 million and $46.8, respectively. Salt was established in April 1998 concurrent with the Harris
      Acquisition; consequently, operating results for the six months ended June 30, 1998 included only partial year activity. Increased demand for salt products across all product lines, a new midwest marketing strategy and the addition of two distributorships in the United Kingdom lifted current period sales above those of the prior year period. The rise in gross margins resulted from increased sales volumes, particularly for consumer products and restocking rock salt with deicing customers in the United Kingdom.

      Other
      The Company's net sales and gross margins for the first six months of 1999 also included results from Feed Ingredients and Chemicals. Chemicals, with sales and gross margins for the first six months of 1999 of $201.7 million and $23.8 million, respectively, was established concurrent with the Harris Acquisition in April 1998; consequently, operating results for the six months ended June 30, 1998 included only partial year activity. Sales and gross margins at Feed Ingredients for the first six months of 1999 increased nine percent and 36 percent, respectively, to $85.3 million and $18.6 million, respectively, as compared to the prior year period. The Feed Ingredients increases were driven by improved sales, both to domestic and international customers, lower production costs related to increased production volumes, and overall lower raw material costs. Partially offsetting these increases in current period sales and gross margins, as compared to the same period in the prior year, was the absence of sales and margins for IMC Vigoro as a result of its divestiture during the second quarter of 1998. See Note 4, "Divestitures" and Note 7, "Operating Segments," of Notes to Condensed Consolidated Financial Statements.

      Key Statistics
      The following table summarizes the Company's core business sales volumes and average selling prices for the six months ended June 30:

                                               1999        1998
                                               ----        ----
       Sales volumes (in thousands of short tons)(a):
       IMC-Agrico Phosphates                   3,663       3,919
       IMC Kalium                              4,512       4,722
       IMC Salt(c)                             6,645       4,960

       Average price per ton(b):
       DAP                                      $171        $175
       Potash                                     85          80
       Salt(c)                                    26          26

      (a) Sales  volumes  include  tons  sold  captively.   Phosphates'
          volumes represent dry product tons, primarily DAP.
      (b) Average prices represent sales made FOB mine/plant.
      (c) Salt  was  established  in  April 1998  concurrent  with  the
          Harris  Acquisition.  Information for the six  months  ended
          June 30, 1998 is provided for comparative purposes only.

      Selling, General and Administrative Expenses
      Selling, general and administrative expenses increased $4.2 million, or five percent, to $85.6 million, before non-recurring charges of $9.9 million related to the divestiture of IMC Vigoro in June 1998. This increase was primarily due to the Harris Acquisition as the prior year's amount for Salt and Chemicals represented activity for only the three months ended June 30, 1998. This increase was partially offset by the divestiture of IMC Vigoro in June 1998. See Note 1, "Acquisitions" and Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

      Exploration Expenses
      Exploration expenses totaled $3.4 million for the first six months of 1999, a decrease of $15.5 million from the same period in the prior year as a result of the absence of dry hole costs in the current period as compared to $14.3 million of dry hole costs for the same period in 1998.

      Interest Expense
      Interest expense for the first six months of 1999 totaled $92.8 million, an increase of $15.8 million from the same period in the prior year. The increase in interest expense was due to increased debt outstanding primarily as a result of debt assumed in connection with the Harris Acquisition.

      Other (Income) Expense, Net
      Other income for the first six months of 1999 decreased $3.0 million from the same period in the prior year. The decrease was mainly attributable to the absence of income received from interest rate locks associated with January 1998 debt issuances and higher debt fee amortization for the first six months of 1999 as a result of refinancing debt assumed as part of the Harris Acquisition.

      Minority Interest
      Minority interest for the first six months of 1999 increased $7.6 million from the same period last year to $24.8 million. The increase in minority interest expense was attributable to significantly reduced dry hole cost expenditures in the current period partially offset by lower IMC-Agrico Company earnings.

      Restructuring Plan
      The timing and costs of the Restructuring Plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the first six months of 1999, 62 employees, who had accepted a voluntary retirement plan as of December 31, 1998, left the Company in accordance with their target retirement date. See Note 2, "Restructuring Plan," of Notes to Condensed Consolidated Financial Statements.

      Capital Resources and Liquidity

      The  Company generates significant cash from operations  and  has
      sufficient   borrowing  capacity  to  meet  its   operating   and
      discretionary spending requirements.

      Operating  activities generated $413.1 million of  cash  for  the first six months of 1999 compared with $174.6 million for the same period in 1998. The increase of $238.5 million was primarily a result of a decrease in working capital, lower litigation payments and lower debt fee payments as a result of a reduction in debt issuances. The change in working capital was primarily the result of lower inventory levels based on market conditions and increased collection of receivables.

      Net cash provided by investing activities for the first six months of 1999 increased $631.6 million compared with the same period in 1998 from a use of funds of $517.4 million to a source of funds of $114.2 million. In April 1999, the Company completed the sale of AgriBusiness and received proceeds of approximately $265.0 million which were used to reduce the amount of the Company's outstanding indebtedness. In the prior year, proceeds of $44.8 million were received from the sale of IMC Vigoro while $393.3 million was expended to fund the Harris Acquisition. See Note 1, "Acquisitions," Note 3, "Discontinued Operations," and Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements. Additionally, current period capital expenditures decreased $17.2 million as a consequence of the absence of capital expenditures for AgriBusiness and a significant reduction in PLP well exploration activity. The Company estimates that its capital expenditures for 1999 will be approximately $265.0 million and will be financed primarily through operations.

      Cash generated from financing activities decreased $945.9 million for the first six months of 1999 from a source of funds of $372.9 million to a use of funds of $573.0 million. This decrease in financing funds was primarily a result of lower net debt proceeds in 1999 of $952.2 million. In the prior year, the net debt proceeds were used, in part, to finance the Harris Acquisition which was funded through the Company's commercial paper borrowings. In April 1999, the Company terminated its Amended and Restated Credit Agreement which had provided $250.0 million of credit support for the Company's commercial paper program. This termination was made possible through the reduction of the Company's commercial paper using proceeds from the sale of AgriBusiness as discussed above.

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

      System Inventory and Analysis Phase: The system inventory and analysis phase consists of compiling a detailed inventory of all of the Company's systems and platforms to determine which items are date sensitive, affected by the Year 2000, and therefore require remediation. Each of the Company's business units has focused specifically on the following seven target areas: (i) business application software; (ii) mainframe hardware and software; (iii) network servers; (iv) desktop environment; (v) network and telephone systems; (vi) non-information technology assets and facilities; and (vii) major suppliers and service providers. This analysis has involved both an internal assessment conducted by Company engineers, technicians and business unit managers, as well as contact with the manufacturers of computer systems and equipment used by the Company in its operations. Each of the Company's business units has completed its system inventory and analysis phase. The principal business application systems requiring remediation that were identified by the Company during this stage include the following systems: (i) equipment maintenance; (ii) spare parts inventory; (iii) distribution; (iv) customer order entry; and (v) financial/accounting. In addition, some Company plants have identified certain production control systems that will require Year 2000-related remediation in order to remain operative.

      Remediation, Testing and Implementation Phase: The remediation, testing and implementation phase involves determining and implementing a remediation method (upgrade, replace or discontinue) that is most appropriate for each specific date-sensitive item. The remediated item is then tested and returned to normal operations when Year 2000-related issues have been addressed. Testing includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. Several system manufacturers have provided testing procedures for their equipment and have been available for consultations about Year 2000-related testing. In certain cases, the Company has also retained special consultants to assist with its remediation efforts. The Company expects all of its business units to have substantially completed the remediation, testing and implementation phase in the third quarter of 1999.

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

      Vendor and Customer Review Phase: Vendor reviews consist of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. Each business unit has developed a questionnaire that has been submitted to its primary suppliers and vendors to determine their Year 2000-related status. The business units are currently analyzing the information provided in these responses, and will determine the best way to address any specific issues. As an additional precaution when appropriate, each business unit's purchase orders now contain a Year 2000-related clause to help ensure that any newly purchased equipment adequately addresses Year 2000-related issues.

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

      In addition to investigating the Company's key suppliers, the Company's business units have also contacted key customers to explain the Company's Year 2000-related efforts and to solicit certain information about each customer's Year 2000-related efforts to assess potential Year 2000-related problems that could affect future orders from such customers. While the Company's business units continue to be apprised of the progress made by these key customers in addressing their own Year 2000 issues, no guarantees can be made that these key customers will be Year 2000 compliant by December 31, 1999. If these key customers fail in their attempts to be Year 2000 compliant, the Company could potentially experience a delay in order processing. In general, however, the Company's business units are satisfied with the progress made to date by these key customers.

      Costs
      The Company does not currently expect that the costs of addressing its Year 2000-related issues will have a material effect on its financial position, results of operations or liquidity. Modification costs for Year 2000-related issues are expensed as incurred and are funded through operating cash flows. In a few limited instances, some business units have deferred certain non-Year 2000-related information technology projects due to their respective Year 2000-related efforts. The Company believes, however, that these deferred projects are not critical to its present or future financial performance or business operations. The Company estimates its total Year 2000-related technology and non-information technology systems remediation costs to be approximately $7.3 million, of which approximately $2.0 million was expended in 1998. The remaining costs will be incurred during 1999. A sizable portion of these costs represent the redeployment of existing employee resources rather than incremental expenses.

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

      Contingency Planning
      The Company continues to develop contingency measures to address the possibility that it will not have fully addressed Year 2000-related issues by December 31, 1999. These contingency measures provide the Company with an alternative plan of action in the event the Company experiences a shutdown in one of its mission critical systems, or a failure in the delivery of needed supplies, services, or equipment. Each of the Company's business units is developing a contingency plan based upon templates and suggested procedures that have been provided by the Year 2000 Risk Manager. Each business unit contingency plan will identify the risk and document the steps that need to be taken to allow the Company to continue to meet the needs of its customers in the event of a Year 2000-related failure. As part of the on-going contingency planning effort, the Company's business units continue to identify alternative channels for receiving critical supplies from alternate vendors. Although the Company expects each business unit to complete its contingency plan in the third quarter of 1999, each business unit will continue to revise and supplement its contingency plan through December 31, 1999.

      The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 3. Market Risk.

      The  Company  is exposed to the impact of interest rate  changes, fluctuations in foreign currency, and fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At June 30, 1999, the Company's exposure to these market risk factors was not significant and had not materially changed from December 31, 1998.

Part II.OTHER INFORMATION

Item 1. Legal Proceedings.(1)

        Potash Antitrust Litigation
        The Company was a defendant, along with other Canadian and United States potash producers, in a class action antitrust lawsuit filed in federal court in 1993. The plaintiffs alleged a price-fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaint. The class action complaint against all defendants, including the Company, was dismissed by summary judgment in January 1997. The summary judgment dismissing the case was appealed by the plaintiffs to the United States Court of Appeals for the Eighth Circuit (Court of Appeals). Recently, the Court of Appeals in a divided opinion (2 to 1) rendered its decision reversing the grant of summary judgment as to certain defendants, including the Company, and affirming as to certain other defendants. The dissent strongly disagreed with the majority opinion, stating that the majority had erred in not affirming the dismissal of the case as to all of the defendants. According to the dissent, all of the defendants were entitled to summary judgment. The Company, along with the other defendants remaining in the case, sought rehearing of the case from the entire Court of Appeals, which has been granted.

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

        FTX Merger Litigation
        In August 1997, five identical class action lawsuits were filed in Chancery Court in Delaware by unitholders of PLP. Each case named the same defendants and broadly alleged that FTX and FMRP Inc. (FMRP) had breached fiduciary duties owed to the public unitholders of PLP. The Company was alleged to have aided and abetted these breaches of fiduciary duty.

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

        In May 1998, IMC and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (Director Defendants), and
        MOXY.   IMC  alleges  that  the  Director  Defendants,  as  the
        directors of PLP's administrative managing general partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. IMC further alleges that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MOXY, an affiliate of FTX, which IMC alleges unfairly benefited MOXY and the Director Defendants to PLP's detriment.

        IMC also alleges that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, IMC seeks to rescind the contracts that PLP entered into with MOXY and to recoup the monies expended as a result of PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss the Plaintiffs' claims. The defendants filed their briefs in support of their motions in January 1999. IMC filed its amended complaint, and its responses to the motions to dismiss in February 1999. In response, the Director Defendants filed renewed motions to dismiss which are awaiting argument. No trial date has been scheduled. IMC intends to pursue this action vigorously.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

        Exhibit No.    Description
        -----------    --------------------------------------------
        11             Earnings Per Share Computation

        27             Financial Data Schedule

        (b) Reports on Form 8-K.

        Up to the date of this report, the following reports on Form 8-K were filed:

                       Report under Items 5 and 7 dated May 27, 1999.


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



Date:  August 13, 1999

-----------------------------

(1)All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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