Form 10-Q
period 1999-09-30
IMC GLOBAL INC
filed 1999-11-05
CIK 820626

=======================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q


          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1999

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



APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,479,876 shares, excluding 10,676,276 treasury shares as of November 3, 1999.


=======================================================================


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


CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions, except per share amounts)
(Unaudited)


                               Three months ended   Nine months ended
                                 September 30,        September 30,
                                 1999     1998       1999      1998
---------------------------------------------------------------------

Net sales                      $ 625.5  $ 659.5    $2,160.3   $1,989.4
Cost of goods sold               513.9    480.9     1,655.1    1,442.9
                               -------  -------    --------   --------
Gross margins                    111.6    178.6       505.2      546.5

Selling, general and
 administrative expenses          40.2     38.0       125.8      129.3
Exploration expenses               0.8      0.6         4.2       19.5
                               -------  -------    --------   --------
Operating earnings                70.6    140.0       375.2      397.7

Interest expense                  44.1     50.7       136.9      127.7
Other (income) expense, net        3.7      0.9        (1.9)      (7.7)
                               -------  -------    --------   --------
Earnings from continuing
 operations before minority
 interest                         22.8     88.4       240.2      277.7
Minority interest                  1.6     13.2        26.4       30.4
                               -------  -------    --------   --------
Earnings from continuing
 operations before taxes          21.2     75.2       213.8      247.3
Provision for income taxes         8.0     26.5        80.2       87.0
                               -------  -------    --------   --------
Earnings from continuing
 operations before extraordinary
 item and cumulative effect
 of a change in accounting
 principle                        13.2     48.7       133.6      160.3
Earnings (loss) from
 discontinued operations             -    (10.9)          -       12.5
                               -------  -------    --------   --------
Earnings before extraordinary
 item and cumulative effect
 of a change in accounting
 principle                        13.2     37.8       133.6      172.8
Extraordinary charge - debt
 retirement                          -     (0.9)          -       (3.6)
Cumulative effect of a change
 in accounting principle             -        -        (7.5)         -
                               -------  -------    --------   --------
Net earnings                   $  13.2  $  36.9    $  126.1   $  169.2
                               =======  =======    ========   ========
Basic earnings per share:
Earnings from continuing
 operations before extraordinary
 item and cumulative effect
 of a change in accounting
 principle                     $  0.12  $  0.43    $   1.17   $   1.40
Earnings (loss) from
 discontinued operations             -    (0.10)          -       0.11
Extraordinary charge - debt
 retirement                          -    (0.01)          -      (0.03)
Cumulative effect of a change
 in accounting principle             -        -       (0.07)         -
                               -------  -------    --------   --------

Net earnings per share         $  0.12  $  0.32    $   1.10   $   1.48
                               =======  =======    ========    =======
Basic weighted average number
 of shares outstanding           114.4    114.3       114.3      114.2

Diluted earnings per share:
Earnings from continuing
 operations before extraordinary
 item and cumulative effect
 of a change in accounting
 principle                        0.12     0.43        1.17       0.10
Earnings (loss) from
 discontinued operations             -    (0.10)          -       0.10
 operations
Extraordinary charge - debt
 retirement                          -    (0.01)          -      (0.03)
Cumulative effect of a change
 in accounting principle             -        -       (0.07)         -
                               -------  -------    --------   --------
Net earnings per share         $  0.12  $  0.32    $   1.10   $   1.47
                               =======  =======    ========   ========
Diluted weighted average
 number of shares outstanding    114.5    114.6       114.6      114.9


      (See Notes to Condensed Consolidated Financial Statements)



CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)


                                            (Unaudited)
                                           September 30,  December 31,
Assets                                         1999           1998
----------------------------------------------------------------------
Current assets:
  Cash and cash equivalents                  $   64.7       $  110.6
  Receivables, net                              357.3          421.5
  Inventories, net                              510.2          580.6
  Assets of discontinued operations held
   for sale                                         -          273.3
  Deferred income taxes                          91.1           91.1
  Other current assets                           24.0            5.5
                                             --------       --------
    Total current assets                      1,047.3        1,482.6

Property, plant and equipment, net            3,748.4        3,697.4
Other assets                                  1,224.6        1,276.9
                                             --------       --------

Total assets                                 $6,020.3       $6,456.9
                                             ========       ========

Liabilities and Stockholders' Equity
---------------------------------------------------------------------
Current liabilities:
  Accounts payable                           $  216.0       $  255.9
  Accrued liabilities                           219.6          240.9
  Short-term debt and current maturities
   of long-term debt                             17.8          408.3
                                             --------       --------
    Total current liabilities                   453.4          905.1

Long-term debt, less current maturities       2,535.4        2,638.7
Deferred income taxes                           569.6          566.6
Other noncurrent liabilities                    474.2          486.1
Stockholders' equity:
  Common stock, $1 par value, authorized
   300,000,000 shares; issued 125,152,395
   and 125,072,811 shares at September 30
   and December 31, respectively                125.2          125.0
  Capital in excess of par value              1,697.8        1,697.3
  Retained earnings                             497.7          400.6
  Accumulated other comprehensive income        (38.5)        (66.3)
  Treasury stock, at cost, 10,676,276 and
   10,738,520 shares at September 30 and
   December 31, respectively                   (294.5)       (296.2)
                                             --------       --------
    Total stockholders' equity                1,987.7        1,860.4
                                           --------       --------
Total liabilities and stockholders'
 equity                                    $6,020.3       $6,456.9
                                           ========       ========

      (See Notes to Condensed Consolidated Financial Statements)




CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

                                                   Nine months ended
                                                     September 30,
                                                     1999     1998
---------------------------------------------------------------------
Cash Flows from Operating Activities
  Net earnings                                     $ 126.1   $ 169.2
  Adjustments to reconcile net earnings to
   net cash provided by operating activities:
    Depreciation, depletion and amortization         203.8     193.9
    Minority interest                                 26.4      30.4
    Deferred income taxes                              3.0     (12.3)
    Other charges and credits, net                    (8.9)   (166.4)
    Changes in:
      Receivables                                     64.1      16.5
      Inventories                                     70.4     (15.4)
      Other current assets                            (9.0)      3.6
      Accounts payable                               (40.0)    (98.1)
      Accrued liabilities                            (12.7)     82.0
                                                   -------   -------
    Net cash provided by operating activities        423.2     203.4
                                                   -------   -------

Cash Flows from Investing Activities
  Capital expenditures                              (211.1)   (252.2)
  Acquisitions, net of cash acquired                  (7.9)   (393.3)
  Proceeds from sale of business                     263.9      44.8
  Proceeds from sale of investment                    12.8         -
  Other                                               16.6       5.8
                                                   -------   -------
    Net cash provided by (used in) investing
     activities                                       74.3    (594.9)
                                                   -------   -------
    Net cash provided (used) before financing
     activities                                      497.5    (391.5)

Cash Flows from Financing Activities
  Cash distributions to the unitholders of
   Phosphate Resource Partners Limited
   Partnership                                       (21.5)     (6.5)
  Payments of long-term debt                        (158.7)   (997.2)
  Proceeds from issuance of long-term debt, net       53.1   1,194.7
  Changes in short-term debt, net                   (391.3)    252.1
  Decrease in securitization of accounts
   receivable, net                                       -     (61.5)
  Stock options exercised and restricted stock
   awards                                              2.5       8.8
  Cash dividends paid                                (27.5)    (33.9)
  Other                                                  -      (3.1)
                                                   -------   -------
    Net cash provided by (used in) financing
   activities                                       (543.4)    353.4
                                                   -------   -------

Net change in cash and cash equivalents              (45.9)    (38.1)
Cash and cash equivalents - beginning of period      110.6     109.7
                                                   -------   -------
Cash and cash equivalents - end of period          $  64.7   $  71.6
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

2. Restructuring Activities
   ------------------------

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


   The  following  table  summarizes the  activity  during  the  period
   January 1, 1999 to September 30, 1999 of the accruals recorded in conjunction with the Restructuring Plan.

                             Accrual at                    Accrual at
                          January 1, 1999  Cash Paid   September 30, 1999
                          ---------------  ---------   ------------------
   Non-employee exit costs:
     Demolition and closure
      costs                   $ 33.6        $  4.3          $ 29.3
     Idled leased transporation
      equipment                 13.2           3.6             9.6
     Other                       5.3           3.3             2.0

   Employee headcount reductions:
     Severance benefits         17.4          17.0             0.4
                              ------        ------          ------
   Total                      $ 69.5        $ 28.2          $ 41.3
                              ======        ======          ======


   The timing and costs of the Restructuring Plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the first nine months of 1999, 63 employees, who had accepted a voluntary retirement plan as of December 31, 1998, left the Company in accordance with their target retirement date.

3. Discontinued Operations
   -----------------------

   In April 1999, the Company completed the sale of IMC AgriBusiness (AgriBusiness) and received proceeds of $263.9 million which were used to reduce the amount of the Company's outstanding indebtedness. The final sale proceeds still remain subject to the settlement of certain items outlined in the definitive sales agreement. The Company expects final settlement in the fourth quarter of 1999.

4. Divestitures
   ------------

   In June 1998, the Company completed the sale of its IMC Vigoro business unit (IMC Vigoro) which consisted primarily of consumer lawn and garden and professional products for $44.8 million in cash. In connection with this transaction, the Company recorded a non-recurring charge of approximately $14.0 million, $9.1 million after tax benefits, or $0.08 per share. Of the $14.0 million charge, $4.1 million was included in Cost of goods sold and $9.9 million was included in Selling, general, and administrative expenses in the Consolidated Statement of Operations.

5. Extraordinary Charge - Debt Retirement
   --------------------------------------

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

6. Change in Accounting Principle
   ------------------------------

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

7. Inventories
   -----------


   Inventories as of September 30, 1999 and December 31, 1998 were as follows:


                                      September 30,   December 31,
                                          1999            1998
                                      ------------    ------------
   Products (principally finished)       $ 407.6        $ 468.2
   Operating materials and supplies        117.0          136.3
                                         -------        -------
                                           524.6          604.5
   Less: Inventory allowances               14.4           23.9
                                         -------        -------
   Inventories, net                      $ 510.2        $ 580.6
                                         =======        =======


8. Operating Segments
   ------------------


   Segment information for 1999 and 1998 was as follows(c):


                       IMC       IMC     IMC       IMC
                    Phosphates  Potash   Salt    Chemicals Other(b)   Total
                    ----------  ------   ----    --------- --------   -----

  Three months ended September 30, 1999
   Net sales
    from external
    customers       $  283.1  $141.2    $ 55.0    $100.7   $ 45.5  $  625.5
   Intersegment net
    sales               18.8     9.4       0.5         -        -      28.7
   Gross margins        39.8    42.5      13.1      14.6      1.6     111.6
   Operating
    earnings (loss)     31.2    42.1       4.9       7.0    (14.6)     70.6

  Nine months ended September 30, 1999
   Net sales from
    external
    customers       $  994.6  $499.6    $227.9    $302.4   $135.8  $2,160.3
   Intersegment net
    sales               76.5    40.5       1.6         -        -     118.6
   Gross margins       206.8   182.1      67.3      38.4     10.6     505.2
   Operating
    earnings (loss)    180.1   172.4      41.0      16.8    (35.1)    375.2

  Three months ended September 30, 1998
   Net sales from
    external
    customers       $  316.3  $148.1    $ 50.2   $103.0    $ 41.9  $  659.5
   Intersegment net
    sales               36.4    26.3       0.8        -         -      63.5
   Gross margins        86.4    70.9       9.9     14.7      (3.3)    178.6
   Operating
    earnings (loss)     77.2    64.3       2.1      8.9     (12.5)    140.0

  Nine months ended September 30, 1998
   Net sales from
    external
    customers       $1,039.5  $484.1    $ 93.5   $205.8    $166.5  $1,989.4
   Intersegment net
    sales              134.3    70.4       0.8        -       3.0     208.5
   Gross margins(c)    273.7   226.3      17.2     27.0       6.4     550.6
   Operating
    earning (loss)(d)  244.7   205.4      0.5      15.1     (54.0)    411.7

  (a)The  operating  results  and assets of Great  Salt  Lake  Minerals
     (GSL), IMC Salt (Salt) and IMC Chemicals (Chemicals), acquired  as part  of  the  Harris  Acquisition, are included  in  the  segment
     information since the date of acquisition, April 1998.   See  Note
     1,  "Acquisitions."   The operating results of  AgriBusiness  have
     not  been  included in the segment information  provided  as  this business had been classified as discontinued operations until  its
     divestiture   in   April   1999.   See   Note   3,   "Discontinued
     Operations."
  (b)Segment   information   below  the  quantitative   thresholds   is
     attributable  to  two business units (IMC Feed  Ingredients  (Feed
     Ingredients)  and  IMC  Vigoro) and corporate  headquarters.   The
     Company produces and markets animal feed ingredients through  Feed
     Ingredients.   IMC  Vigoro manufactured and  distributed  consumer
     lawn  and  garden  products;  produced and  marketed  professional products  for turf, nursery and horticulture markets; and produced and  distributed potassium-based ice melter products.  IMC  Vigoro
     was  sold  in  June  1998. See Note 4, "Divestitures."   Corporate
     headquarters  includes  the  elimination  of  inter-business  unit transactions  and oil and gas activities through its  interest  in
     Phosphate Resource Partners Limited Partnership.
  (c)Before  non-recurring charges of $4.1 million related to the  sale of IMC Vigoro in June 1998.  See Note 4, "Divestitures."
  (d)Before non-recurring charges of $14.0 million related to the  sale of IMC Vigoro in June 1998.  See Note 4, "Divestitures."


9.Comprehensive Income
  --------------------


  Comprehensive income, net of taxes, was as follows:


                                 Three months ended  Nine months ended
                                    September 30,      September 30,
                                    1999     1998      1999     1998
                                 -------------------------------------
   Comprehensive income:
     Net earnings                  $ 13.2    $ 36.9    $126.1  $169.2
     Foreign currency translation
      adjustment                      2.9     (11.5)     27.8   (27.5)
                                   ------    ------    ------  ------
       Total comprehensive income
        for the period             $ 16.1    $ 25.4    $153.9  $141.7
                                   ======    ======    ======  ======


Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

       Results of Operations
       ---------------------

       Three months ended September 30, 1999 vs. three months ended September 30, 1998
       ---------------------------------------------------------------

       Overview
       Net sales for the third quarter of 1999 were $625.5 million and gross margins were $111.6 million. Earnings from continuing operations for the third quarter of 1999 were $13.2 million, or $0.12 per share. Net sales for the third quarter of 1998 were $659.5 million and gross margins were $178.6 million. Earnings from continuing operations for the third quarter of 1998 were $48.7 million, or $0.43 per share. Net earnings for the third quarter of 1998 of $36.9 million, or $0.32 per share, were reduced by a loss from discontinued operations of $10.9 million, or $0.10 per share, and an extraordinary charge of
       $0.9 million, or $0.01 per share, related to an early extinguishment of debt. See Note 5, "Extraordinary Charge - Debt Retirement," of Notes to Condensed Consolidated Financial Statements.

       Net sales for the third quarter of 1999 decreased five percent from the prior year third quarter while gross margins decreased 38 percent. The decrease in sales was mainly attributable to significantly reduced phosphate pricing at IMC Phosphates (Phosphates), lower domestic potash sales volumes at IMC Potash (Potash) and unfavorable cost variances resulting from extended plant shutdowns to balance supply with demand. These decreases were partially offset by higher sales at Salt resulting from increased rock and general trade salt sales volumes, coupled with sales from the addition of two distributorships in the United Kingdom during the first quarter of 1999.

       The gross margin decrease was primarily attributable to the reduced sales prices and volumes as well as the unfavorable cost variances discussed above.

       The operating results of the Company's significant business units are discussed in more detail below.

       IMC Phosphates
       Phosphates' net sales for the third quarter of 1999 declined 14 percent to $301.9 million compared to $352.7 million for the same period last year largely due to lower average sales realizations. Lower average concentrate sales prices, driven by lower average diammonium phosphate (DAP) realizations, reduced sales by $42.7 million. Additionally, sales of urea decreased $5.7 million.

       Gross margins decreased 54 percent to $39.8 million in the third quarter of 1999 compared to $86.4 million for the third quarter of last year, mainly due to the lower prices discussed above as well as higher production costs. Production costs increased compared to the prior year's third quarter primarily as a result of higher idle plant costs, partially offset by lower uranium costs and raw material prices.

       IMC Potash
       Potash's net sales decreased 14 percent to $150.6 million in the third quarter of 1999 from $174.4 million for the same period in 1998. Significantly lower domestic volumes and slightly reduced domestic prices as a result of the weak North American farm economy contributed to the sales decrease.

       Gross margins decreased 40 percent to $42.5 million for the third quarter of 1999 from $70.9 million for the same period in 1998. Gross margins were negatively impacted by reduced volumes and prices, as discussed above, as well as by plant shutdowns in the current quarter in an effort to balance supply with demand. While potash production cost per ton increased 15 percent compared to the year-earlier period as a result of the shutdowns, the program resulted in a significant reduction in North American potash producer inventories during the third quarter of 1999. Additionally, higher provincial tax levies and natural gas costs at Potash's Canadian facilities further impacted gross margins.

       IMC Salt
       Salt's net sales increased nine percent to $55.5 million in the third quarter of 1999 compared to $51.0 million in the third quarter of 1998. This increase in sales was attributable to higher rock salt volumes in the United Kingdom and higher general trade salt volumes in North America, coupled with the addition of two distributorships in the United Kingdom.

       Gross margins increased 32 percent to $13.1 million for the third quarter of 1999 from $9.9 million for the same period in 1998 as a result of increased sales volumes, particularly for restocking rock salt with deicing customers in the United Kingdom.

       Other
       The Company's net sales and gross margins in the current quarter also included results for Feed Ingredients and Chemicals. Sales at Feed Ingredients were essentially unchanged at $42.3 million in the third quarter of 1999 as compared to $41.8 million in the prior year quarter. However, gross margins at Feed Ingredients increased 36 percent to $10.9 million as compared to the prior year period primarily as a result of lower costs for internally sourced raw materials. Sales at Chemicals decreased two percent to $100.7 million from $103.0 million in the prior year quarter. Gross margins at Chemicals for the third quarter of 1999 remained essentially unchanged at $14.6 million. See Note 8, "Operating Segments," of Notes to Condensed Consolidated Financial Statements.

       Key Statistics
       The following table summarizes the Company's core business sales volumes and average selling prices for the three months ended September 30:


                                                       1999    1998
                                                       ----    ----
       Sales volumes (in thousands of short
       tons)(a):
       IMC Phosphates                                  1,574   1,575
       IMC Potash                                      1,769   2,081
       IMC Salt                                        1,649   1,554

       Average price per ton(b):
       DAP                                              $156    $182
       Potash                                            $81     $82
       Salt                                              $34     $33

       (a)Sales  volumes  include  tons  sold  captively.   Phosphates'
          volumes represent dry product tons, primarily DAP.
       (b)Average prices represent sales made FOB mine/plant.


       Interest Expense
       Interest expense totaled $44.1 million in the current quarter, a decrease of $6.6 million from the same period in the prior year. The decrease in interest expense was the result of a decrease in outstanding debt primarily as a result of the
       paydown   of   debt  assumed  in  connection  with  the   Harris
       Acquisition.

       Other (Income) Expense, Net
       Other expense for the current quarter increased $2.8 million to $3.7 million from $0.9 million for the same period in 1998. The increase was mainly attributable to a loss on the sale of the Company's interest in an oil and gas property as well as higher foreign conversion exchange rates related to foreign transactions.

       Minority Interest
       Minority interest decreased $11.6 million from the same period last year to $1.6 million. The decrease in minority interest expense was primarily attributable to significantly lower IMC-Agrico Company earnings as compared to the prior year period.


       Nine months ended September 30, 1999 vs. nine months ended September 30, 1998
       ---------------------------------------------------------------

       Overview
       Net sales for the nine months ended September 30, 1999 were $2,160.3 million and gross margins were $505.2 million. Earnings from continuing operations before a cumulative effect of a change in accounting principle, were $133.6 million, or $1.17 per share. A cumulative effect of a change in accounting principle of $7.5 million, or $0.07 per share, reduced net earnings to $126.1 million, or $1.10 per share. Net sales for the nine months ended September 30, 1998 were $1,989.4 million and gross margins, excluding non-recurring charges of $4.1 million, related to the divestiture of IMC Vigoro, were $550.6 million. Earnings from continuing operations, excluding non-recurring charges of $9.1 million, or $0.08 per share, related to the divestiture of IMC Vigoro, were $169.4 million, or $1.48 per share. Including the non-recurring charges, earnings from continuing operations before an extraordinary charge were $160.3 million, or $1.40 per share. Net earnings of $169.2 million, or $1.47 per share, included earnings from discontinued operations of $12.5 million, or $0.10 per share, and were reduced by an extraordinary charge of $3.6 million, or $0.03 per share, related to an early extinguishment of debt. See Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

       Net sales for the nine months ended September 30, 1999 increased nine percent when compared to the same nine month period of the prior year while gross margins, before non-recurring charges, decreased eight percent from the comparable period one year ago. This improvement was largely a consequence of additional revenues from the former Harris operations partially offset by decreased sales at Phosphates as a result of significantly reduced phosphate pricing and sales volumes. Additionally, the absence of sales in the current period from IMC Vigoro as a result of its divestiture during the second quarter of 1998 further reduced the Company's overall sales improvement from the prior year period. See Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

       The   gross  margin  decrease  was  primarily  attributable   to
       unfavorable margins from reduced sales volumes and prices at Phosphates, as discussed above, lower margins at Potash caused by plant shutdowns to control inventory and the absence of margins from IMC Vigoro as a result of its divestiture during the second quarter of 1998. The gross margin decrease was partially offset by favorable margins from the Harris Acquisition. See Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

       The operating results of the Company's significant business units are discussed in more detail below.

       IMC Phosphates
       Phosphates' net sales for the first nine months of 1999 declined nine percent to $1,071.1 million compared to $1,173.8 million for the same period last year primarily as a consequence of lower average sales realizations and decreased concentrate sales volumes. Decreased shipments of granular monoammonium phosphate and granular triple superphosphate, partially offset by an increase in shipments of DAP, reduced sales by $45.8 million. The unfavorable volume variances reflected a depressed agricultural economy and lower international sales realizations. Average sales realizations for the first nine months of 1999 decreased as compared to the prior year period primarily as a result of lower domestic and international DAP realizations.

       Gross margins declined 24 percent to $206.8 million for the first nine months of 1999 compared to $273.7 million for the first nine months of last year, mainly because of the lower volumes and prices discussed above as well as increased production costs. Production costs were higher when compared to the same period of the prior year primarily as a result of unfavorable variances from concentrated phosphate operations created by decreased volumes and higher idle plant costs.

       IMC Potash
       Potash's net sales for the nine months ended September 30, 1999 decreased three percent to $540.1 million as compared to $554.5 million in the prior year period. As with the three months ended September 30, 1999, the sales decrease for the nine months of 1999 was caused by significantly lower domestic volumes and slightly reduced domestic prices as a result of the weak North American farm economy.

       Gross margins for the nine months ended September 30, 1999 decreased 20 percent to $182.1 million from $226.3 million in the same period one year ago. Gross margins were negatively impacted by reduced volumes, as discussed above, as well as by plant shutdowns in the current period in an effort to balance supply with demand. Additionally, increased water control expenditures and resource taxes in the current period led to further margin erosion.

       IMC Salt
       Salt's net sales for the nine months ended September 30, 1999 were $229.5 million with gross margins of $67.3 million. These results were higher than comparable pre-acquisition amounts for the same period in 1998 of $184.1 million and $56.7 million, respectively. Salt was established in April 1998 concurrent with the Harris Acquisition; consequently, operating results for the nine months ended September 30, 1998 included only partial year activity. Increased sales volumes, particularly with highway deicing product from the more severe winter weather experienced in the early months of 1999 and the addition of two distributorships in the United Kingdom, lifted current period sales above those of the prior year period. The rise in gross margins primarily resulted from increased sales volumes, which led to a higher absorption of costs.

       Other
       The Company's net sales and gross margins for the nine months ended September 30, 1999 also included results for Feed Ingredients and Chemicals. Sales at Feed Ingredients increased six percent to $127.6 million in the current period of 1999 as compared to $120.0 million in the prior year period from increased domestic and international sales volumes. Gross margins at Feed Ingredients increased 36 percent to $29.5 million as compared to the prior year period as a result of lower production costs related to increased production volumes and lower costs for internally sourced raw materials. Chemicals, with sales and gross margins for the nine months of 1999 of $302.4 million and $38.4 million, respectively, was established concurrent with the Harris Acquisition in April 1998; consequently, operating results for the nine month period ended September 30, 1998 included only partial year activity. Partially offsetting these increases in current period sales and gross margins, as compared to the same period in the prior year, was the absence of sales and gross margins for IMC Vigoro as a result of its divestiture during the second quarter of 1998. See Note 4, "Divestitures" and Note 8, "Operating Segments," of Notes to Condensed Consolidated Financial Statements.

       Key Statistics
       The following table summarizes the Company's core business sales volumes and average selling prices for the nine months ended September 30:


                                                       1999     1998
                                                       ----     ----
        Sales volumes (in thousands of short tons)(a):
        IMC Phosphates                                 5,237     5,494
        IMC Potash                                     6,281     6,802
        IMC Salt(c)                                    8,294     2,770

        Average price per ton(b):
        DAP                                             $167      $177
        Potash                                           $84       $80
        Salt(c)                                          $28       $33

        (a)Sales  volumes  include  tons sold  captively.   Phosphates'
           volumes represent dry product tons, primarily DAP.
        (b)Average prices represent sales made FOB mine/plant.
        (c)Salt  was  established  in April 1998  concurrent  with  the
           Harris  Acquisition.  Information for the nine months  ended
           September  30,  1998  is provided for  comparative  purposes only.


        Selling, General and Administrative Expenses
        Selling,  general  and administrative expenses  increased  $6.4 million, or five percent, to $125.8 million, before non-recurring charges of $9.9 million related to the divestiture of IMC Vigoro in June 1998. This increase was primarily due to the Harris Acquisition as the prior year's amount for Salt and Chemicals represented activity for only the six months ended September 30, 1998. This increase was partially offset by the divestiture of IMC Vigoro in June 1998 and the reduction of incentive compensation accruals based on lower earnings for the current year. See Note 1, "Acquisitions" and
        Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements.

        Exploration Expenses
        Exploration expenses totaled $4.2 million for the nine months ended September 30, 1999, a decrease of $15.3 million from the same period in the prior year as a result of the absence of dry hole costs in the current period as compared to $14.4 million of dry hole costs for the same period in 1998.

        Interest Expense
        Interest expense for the nine months ended September 30, 1999 totaled $136.9 million, an increase of $9.2 million from the same period in the prior year. The increase in interest expense was due to increased debt outstanding primarily as a result of debt assumed in connection with the Harris Acquisition.

        Other (Income) Expense, Net
        Other income for the nine months ended September 30, 1999 decreased $5.8 million to $1.9 million from $7.7 million in the same period in the prior year. The decrease was mainly attributable to the absence of income received from interest rate locks associated with January 1998 debt issuances, higher debt fee amortization as a result of refinancing debt assumed as part of the Harris Acquisition, a loss on the sale of the Company's interest in an oil and gas property and higher foreign conversion exchange rates related to foreign transactions.

        Minority Interest
        Minority interest for the nine months ended September 30, 1999 decreased $4.0 million from the same period last year to $26.4 million. The decrease in minority interest expense was primarily attributable to significantly lower IMC-Agrico Company earnings as compared to the prior year period.

        Restructuring Activities
        ------------------------

        1998 Restructuring Plan
        The timing and costs of the 1998 Restructuring Plan are generally on schedule with the original time and dollar estimates disclosed in the fourth quarter of 1998. During the nine months ended September 30, 1999, 63 employees, who had accepted a voluntary retirement plan as of December 31, 1998, left the Company in accordance with their target retirement date. See Note 2, "Restructuring Activities," of Notes to Condensed Consolidated Financial Statements.

        1999 Restructuring
        In October 1999, the Company announced an extensive program of asset restructuring, consolidation of facilities and operating cost reductions, primarily for the phosphate and potash businesses, as well as for the Company's headquarters and administrative offices. This program will include a review of the carrying value and recoverability of certain assets, including those related to recent acquisitions. The Company is in the process of evaluating the accounting impact of the foregoing restructuring activities and currently expects to record a major charge to earnings in the fourth quarter, predominately non-cash, related to such restructuring activities, in an as yet undetermined amount.

        Non-core Businesses
        -------------------

        The Company is continuing its discussions with several potential buyers regarding the sale or spin-off of IMC Chemicals. The ultimate disposition could occur in the next several quarters which could necessitate an additional loss being recorded.

        The Company is accelerating its efforts to exit the oil & gas business. The ultimate disposition is expected to be completed in the fourth quarter and could necessitate a loss being recorded.

        Capital Resources and Liquidity
        -------------------------------

        The  Company generates significant cash from operations and has
        sufficient  borrowing  capacity  to  meet  its  operating   and
        discretionary spending requirements.

        Operating activities generated $423.2 million of cash for the nine months of 1999 compared with $203.4 million for the same period in 1998. The increase of $219.8 million was primarily a result of a decrease in working capital, favorable foreign currency translation rates from foreign operations, lower litigation payments and lower debt fee payments as a result of a reduction in debt issuances. The change in working capital was primarily the result of lower inventory levels based on market conditions along with the recognition of certain income tax benefits.

        Net cash provided by investing activities for the first nine months of 1999 increased $669.2 million compared with the same period in 1998 from a use of funds of $594.9 million to a source of funds of $74.3 million. In April 1999, the Company completed the sale of AgriBusiness and received proceeds of approximately $265.0 million, which were used to reduce the amount of the Company's outstanding indebtedness. In the prior year, proceeds of $44.8 million were received from the sale of IMC Vigoro while $393.3 million was expended to fund the Harris Acquisition. See Note 1, "Acquisitions," Note 3, "Discontinued Operations," and Note 4, "Divestitures," of Notes to Condensed Consolidated Financial Statements. Additionally, current period capital expenditures decreased $41.1 million as a consequence of the absence of capital expenditures for AgriBusiness and a significant reduction in well exploration activity. The Company estimates that its capital expenditures for 1999 will be approximately $260.0 million and will be financed primarily through operations.

        Cash generated from financing activities decreased $896.8 million for the nine months of 1999 from a source of funds of $353.4 million to a use of funds of $543.4 million. This decrease in financing funds was primarily a result of lower net debt proceeds. In the prior year, the net debt proceeds were used, in part, to finance the Harris Acquisition which was funded through the Company's commercial paper borrowings. In April 1999, the Company terminated its Amended and Restated Credit Agreement, which had provided $250.0 million of credit support for the Company's commercial paper program. This termination was made possible through the reduction of the Company's commercial paper using proceeds from the sale of AgriBusiness as discussed above.

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

        The   Company's  Year  2000-related  effort  is  a  cooperative
        venture coordinated among business units and appropriate members of the Company's senior management. Progress reviews are held regularly with senior management and the audit committee of the Board of Directors. As an additional step, the Company has created the position of Year 2000 Risk Manager to provide Company-wide leadership, oversight and coordination of its Year 2000 Program.

        State of Readiness
        The Company is using both internal and external resources to implement its Year 2000 Program, which includes the following overlapping phases: (i) system inventory and analysis; (ii) remediation, testing and implementation; and (iii) vendor and customer review. As of the end of the third quarter of 1999, the Company has substantially completed its Year 2000 Program.

        System Inventory and Analysis Phase: The system inventory and analysis phase consists of compiling a detailed inventory of all of the Company's systems and platforms to determine which items are date sensitive, affected by the Year 2000, and therefore require remediation. Each of the Company's business units has focused specifically on the following seven target areas: (i) business application software; (ii) mainframe hardware and software; (iii) network servers; (iv) desktop environment; (v) network and telephone systems; (vi) non-information technology assets and facilities; and (vii) major suppliers and service providers. This analysis has involved both an internal assessment conducted by Company engineers, technicians and business unit managers, as well as contact with the manufacturers of systems and equipment used by the Company in its operations. Each of the Company's business units has completed its system inventory and analysis phase. The principal business application systems requiring remediation that were identified by the Company during this stage included the following systems: (i) equipment maintenance; (ii) spare parts inventory; (iii) distribution;
        (iv) customer order entry; and (v) financial/accounting. In addition, some Company plants identified certain production control systems that required Year 2000-related remediation in order to remain operative.

        Remediation, Testing and Implementation Phase: The remediation, testing and implementation phase involves determining and implementing a remediation method (upgrade, replace or discontinue) that is most appropriate for each specific date-sensitive item. The remediated item is then tested and returned to normal operations when Year 2000-related issues have been addressed. Testing includes functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. Several system manufacturers have provided testing procedures for their equipment and have been available for consultations about Year 2000-related testing. In certain cases, the Company has also retained special consultants to assist with its remediation efforts. As of the end of the third quarter of 1999, each of the Company's business units has substantially completed the remediation, testing and implementation phase.

        As a separate initiative, the Company is has implemented its Global Vision Project, an enterprise-wide resource planning
        (ERP) software package. Its scope includes accounts payable, inventory, purchasing, general ledger, payroll, human resources and plant maintenance. This new ERP software and the improvements to the infrastructure hardware required to support the Global Vision Project has further remediated any issues associated with the Year 2000.

        Vendor and Customer Review Phase: Vendor reviews consist of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. Each business unit has developed a questionnaire that has been submitted to its primary suppliers and vendors to determine their Year 2000-related status. The business units continue to analyze the information provided in these responses, but have not identified any material problem areas to date. As an additional precaution, when appropriate, each business unit's purchase orders now contain a Year 2000-
        related clause to help ensure that any newly purchased equipment adequately addresses Year 2000-related issues.

        Although the Company is attempting to monitor and validate the efforts of other parties, it may not have control over the success  of  these  efforts.  In the  event  that  satisfactory commitments from key suppliers are not received, the Company has formed plans for the continuing availability of critical materials and supplies through alternate channels. In general, however, the Company is satisfied with the progress made by key vendors to date and no critical issues have been identified.

        In addition to investigating the Company's key suppliers, the Company's business units have also contacted key customers to explain the Company's Year 2000-related efforts and to solicit certain information about each customer's Year 2000-related efforts to assess potential Year 2000-related problems that could affect future orders from such customers. While the Company's business units continue to be apprised of the progress made by these key customers in addressing their own
        Year 2000 issues, no guarantees can be made that these key customers will adequately address Year 2000-related issues by December 31, 1999. If these key customers fail in their attempts to adequately address Year 2000-related issues, the Company could potentially experience a delay in order processing. In general, however, the Company's business units are satisfied with the progress made to date by these key customers.

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

        Risks
        Progress  reports  on  the  Year  2000  Program  are  presented regularly to the Company's audit committee of the Board of Directors and senior management. As the program continues, the Company may discover additional Year 2000-related challenges, including that any remaining remediation plans are not feasible or that the cost of such plans exceeds current expectations. In many cases, the Company is relying on written assurances from vendors that the current systems are, or that new or upgraded systems acquired by the Company will adequately address Year 2000-related issues. The Company believes that one of its principal Year 2000-related risks is the effect Year 2000-related issues will have on its vendors, especially its utilities vendors. A substantial part of the
        Company's day-to-day operations is dependent on power, transportation systems, and telecommunication services, as to which alternative sources of service may not be available. The Company will continue to investigate the readiness of its suppliers, including utilities, and pursue the availability of alternatives to further diminish the extent of any impact Year 2000-related issues may have on the Company. Although there can be no assurance that the Company will be able to complete all of the modifications in the required time frame or that no unanticipated events will occur, it is management's belief that the Company is taking adequate action to address Year 2000-related issues. However, because of the range of possible issues and the large number of variables involved, it is impossible to quantify the potential cost of problems should the Company's remediation efforts or the efforts of those it does business with not be successful. If either the Company, or the Company's vendors, fail to adequately address Year 2000-related issues, the Company may suffer business interruptions. If such interruptions cause the Company to be unable to fulfill its obligations to third parties, the Company may potentially be exposed to third-party liability.

        Contingency Planning
        The Company has developed contingency measures to address the possibility that it will not have fully addressed Year 2000-related issues by December 31, 1999. These contingency measures provide the Company with an alternative plan of action if the Company experiences a shutdown in one of its mission critical systems, or a failure in the delivery of needed supplies, services, or equipment. Each of the Company's business units has developed a contingency plan based upon templates and suggested procedures that have been provided by the Year 2000 Risk Manager. Each business unit contingency plan identifies the risk and documents the steps that need to be taken to allow the Company to continue to meet the needs of its customers in the event of a Year 2000-related failure. As part of the on-going contingency planning effort, the Company's business units continue to identify alternative channels for receiving critical supplies from alternate vendors. Although each of the Company's business units has substantially completed its respective contingency plan, each business unit will continue to revise and supplement its contingency plan through December 31, 1999.

        The above section, even if incorporated by reference into other documents or disclosures, is a Year 2000 Readiness Disclosure as defined under the Year 2000 Information and Readiness Disclosure Act of 1998.

Item 3. Market Risk.

        The Company is exposed to the impact of interest rate changes, fluctuations in foreign currency, and fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize these risks, but not for trading purposes. At September 30, 1999, the Company's exposure to these market risk factors was not significant and had not materially changed from December 31, 1998.

        In September 1999, the Company sold Canadian Dollar forward contracts with maturity dates throughout 2000. As of September 30, 1999, the notional amount of these forward contracts was $137.1 million.

Part II.OTHER INFORMATION

Item 1. Legal Proceedings.(1)

        Potash Antitrust Litigation
        ---------------------------
        The Company was a defendant, along with other Canadian and United States potash producers, in a class action antitrust lawsuit filed in federal court in 1993. The plaintiffs alleged a price-fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaint. The class action complaint against all defendants, including the Company, was dismissed by summary judgment in January 1997. The summary judgment dismissing the case was appealed by the plaintiffs to the United States Court of Appeals for the Eighth Circuit (Court of Appeals). The Court of Appeals in a divided opinion (2 to 1) rendered its decision reversing the grant of summary judgment as to certain defendants, including the Company, and affirming as to certain other defendants. The dissent strongly disagreed with the majority opinion, stating that the majority had erred in not affirming the dismissal of the case as to all of the defendants. According to the dissent, all of the defendants were entitled to summary judgment. The Company, along with the other defendants remaining in the case, sought rehearing of the case from the entire Court of Appeals. Rehearing was granted and the decision of the Court of Appeals was vacated. The case was reargued before the entire Court of Appeals on September 13, 1999, and the Company is awaiting the decision on rehearing by the full Court of Appeals.

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

        FTX Merger Litigation
        ---------------------
        In August 1997, five identical class action lawsuits were filed in Chancery Court in Delaware by unitholders of PLP. Each case named the same defendants and broadly alleged that Freeport-McMoRan Inc. (FTX) and FMRP Inc. (FMRP) had breached fiduciary duties owed to the public unitholders of PLP. The Company was alleged to have aided and abetted these breaches of fiduciary duty.

        In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations of breaches of fiduciary duty against FTX and FMRP for allegedly favoring the interests of FTX and FTX's common stockholders in connection with the merger between FTX and IMC (FTX Merger). The plaintiffs claimed specifically that, by virtue of the FTX Merger, the public unitholders' interests in PLP's ownership of IMC-Agrico would become even more subject to the dominant interest of the Company. The amended complaint seeks certification as a class action and an injunction against the proposed FTX Merger or, in the alternative, rescissionary damages. The defendants' moved the court to dismiss the
        amended   complaint  in  November  1998.   In  May  1999,   the
        plaintiffs agreed to dismiss the action. Final terms of the dismissal have not yet been determined.

        In May 1998, the Company and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (Director Defendants), and McMoRan Oil & Gas Co., an affiliate of FTX (MOXY). The Plaintiffs allege that the Director Defendants, as the directors of PLP's administrative managing general partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. The Plaintiffs further allege that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MOXY, which the Plaintiffs allege unfairly benefited MOXY and the Director Defendants to PLP's detriment.

        The Plaintiffs also allege that MOXY knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, the Plaintiffs seek to rescind the contracts that PLP entered into with MOXY and to recoup the monies expended as a result of PLP's participation in those agreements. The Director Defendants and MOXY have filed motions to dismiss the Plaintiffs' claims. The defendants filed their briefs in support of their motions in January 1999. The Plaintiffs filed their amended complaint, and their response to the motions to dismiss in February 1999. In response, the
        Director Defendants filed renewed motions to dismiss, which are awaiting argument. No trial date has been scheduled. The Plaintiffs intend to pursue this action vigorously.

        In May 1998, Jacob Gottlieb filed an action (Gottlieb Action) on behalf of himself and all other PLP unitholders against the Director Defendants, MOXY and the Company asserting the same claims that the Plaintiffs assert in the IMC Action. Because the Plaintiffs had already asserted these claims, the Company has filed a motion to dismiss the Gottlieb Action. The court has not set a briefing schedule for the Company's motion to dismiss. The Company intends to defend this action vigorously.

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

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            Exhibit No.   Description
            -----------   --------------------------------------

            10.1 Retirement Agreement dated as of October 8, 1999 between IMC Global Inc. and Robert E. Fowler, Jr.

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


                             IMC GLOBAL INC.

                             by:  /s/  Anne M. Scavone
                                -----------------------------
                                Anne M. Scavone
                                Vice President and Controller
                                (on behalf of the Registrant
                                 and as Chief Accounting Officer)


Date: November 5, 1999

-------------------------------

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