Form 10-K
period 1999-12-31
IMC GLOBAL INC
filed 2000-03-28
CIK 820626

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K

     X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the year ended December 31, 1999
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
Yes   X     No
   -------     -------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.  [    ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,820,529,072 as of February 15, 2000. Market value is based on the February 15, 2000 closing price of Registrant's common stock as reported on the New York Stock Exchange Composite Transactions for such date.

APPLICABLE  ONLY  TO CORPORATE REGISTRANTS: Indicate the number  of  shares
outstanding   of  each  of  the  Registrant's  classes  of  common   stock:
114,477,296 shares, excluding 10,686,276 treasury shares as of March 15, 2000.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 1999 (Parts I, Item 1 and Part II, Items 6, 7, 7a and 8)
2. Portions of the Registrant's definitive proxy statement dated March 17, 2000 issued in conjunction with the Annual Meeting of Stockholders (Part III, Items 10, 11, 12 and 13)

===========================================================================
                          1999 FORM 10-K CONTENTS


Item                                                             Page
----------------------------------------------------------------------

Part I:

1.   Business
      Company Profile                                               1
      Business Unit Information                                     2
      Factors Affecting Demand                                     12
      Other Matters                                                12
      Executive Officers of the Registrant                         13
2.   Properties                                                    14
3.   Legal Proceedings                                             15
4.   Submission of Matters to a Vote of Security Holders           16

Part II:

5.   Market for the Registrant's Common Stock and Related          16
     Stockholder Matters
6.   Selected Financial Data                                       17
7.   Management's Discussion and Analysis of Financial
     Condition and Results of Operations                           17

7a.  Quantitative and Qualitative Disclosures about                17
     Market Risk

8.   Financial Statements and Supplementary Data                   17
9.   Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure                           17

Part III:

10.  Directors and Executive Officers of the Registrant            17
11.  Executive Compensation                                        17
12.  Security Ownership of Certain Beneficial Owners and           17
     Management
13.  Certain Relationships and Related Transactions                18

Part IV:

14.  Exhibits, Financial Statement Schedules and Reports           18
     on Form 8-K
Signatures                                                         24


PART I.

Item 1.Business.(1)

      COMPANY PROFILE

      IMC Global Inc. (Company or IMC) is one of the world's leading producers and distributors of crop nutrients to the international agricultural community and one of the foremost manufacturers and distributors of animal feed ingredients to the worldwide industry. The Company mines, processes and distributes potash in the United States and Canada and is the majority joint venture partner in IMC-Agrico Company (IMC-Agrico), a leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. The Company also mines, processes and distributes salt products in the United States, Canada and Europe to the following markets: water conditioning, agricultural, industrial, consumer deicing and food and road deicing salt. The Company's current operational structure consists of four continuing business units corresponding to its major product lines, as follows: IMC Phosphates (Phosphates), IMC Potash (Potash), IMC Salt (Salt) and IMC Feed Ingredients (Feed Ingredients). As a result of the planned divestiture of IMC Chemicals (Chemicals), all financial information for Chemicals is reflected as discontinued operations. In early 2000, the Company decided to explore strategic options, including divestiture or a joint venture, for the Salt business unit and a production facility located in Ogden, Utah.

      IMC and Phosphate Resource Partners Limited Partnership (PLP), have a 56.5 percent and 43.5 percent, respectively, direct economic interest in IMC-Agrico over the term of the joint venture. IMC owns
      51.6 percent of the outstanding PLP limited partnership units. As a result, the Company's total interest in IMC-Agrico is approximately
      78.9 percent.

      The three major nutrients required for plant growth are phosphorus, contained in phosphate rock; potassium, contained in potash; and nitrogen. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants' physiological functions. Nitrogen is an essential element for most organic compounds in plants. These elements occur naturally in the soil but need to be replaced as crops remove them from the soil. Currently, no viable substitutes exist to replace the role of phosphate, potash and nitrogen in the development and maintenance of high-yield crops. Salt serves several high volume applications where there is either no substitute or no economical substitute. It is an essential nutrient for animal health and is used universally as a food seasoning, as a food preservative and as an additive to livestock feed products. It also is the primary material used to provide safe highways, walkways and parking lots. It is used extensively in manufacturing many chemicals where it is the most economical source of both sodium and chlorine. Another large volume application is for both industrial and consumer water conditioning where it removes other minerals and hence "softens" or conditions water.

      The Company believes that it is one of the most efficient North American producers of concentrated phosphates, potash, animal feed ingredients and salt. IMC's business strategy focuses on maintaining and growing its leading position as a crop nutrient and animal feed producer and distributor through extensive customer service, efficient distribution and transportation as well as supplying products worldwide at competitive prices, largely by capitalizing on economies of scale and state-of-the-art technology to reduce costs.

      For  additional information on the Company's business structure,  see
      Note  4,  "Discontinued  Operations," Note 5,  "Other  Divestitures,"
      Note 6, "Acquisitions" and Note 18, "Subsequent Events," of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated herein by reference.

      BUSINESS UNIT INFORMATION

      The amounts and relative proportions of net sales and operating earnings contributed by the business units of the Company have varied from year to year and may continue to do so in the future as a result of changing business, economic, competitive and weather conditions as well as technological developments.

      In 1999, the Company implemented a Company-wide rightsizing program (Rightsizing Program) which was designed to simplify and focus the core businesses through a facilities optimization and asset rightsizing program. In 1998, the Company initiated a plan to improve profitability (Project Profit). The initiative of Project Profit consisted primarily of a restructuring of operations at the Phosphates business unit.

      For additional information on the Rightsizing Program and Project Profit, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, which is incorporated herein by reference.

      The following business unit discussion should be read in conjunction with the information contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of
      Operations,"  and  Note  17,  "Operating  Segments,"  of   Notes   to
      Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K, which is incorporated herein by reference.

      Phosphates
      ----------
      Net sales for Phosphates were $1,332.4 million, $1,572.8 million and $1,484.8 million for the years ended December 31, 1999, 1998 and 1997, respectively. Phosphates is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with 18.0 million tons of annual capacity. Phosphates is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5). P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide. Phosphates' concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.

      Phosphates'  facilities, which produce concentrated  phosphates,  are located in central Florida and Louisiana. Its annual capacity represents approximately 31 percent of total United States concentrated phosphate production capacity and approximately ten percent of world capacity. The Florida concentrated phosphate facilities consist of two plants: New Wales and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of 1.9 million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces three forms of concentrated phosphates: diammonium phosphate (DAP), monoammonium phosphate (MAP) and merchant grade phosphoric acid. The South Pierce plant produces phosphoric acid and granular triple superphosphate (GTSP). A third facility, Nichols, which manufactured phosphoric acid, DAP and granular MAP (GMAP), was permanently closed as part of the Rightsizing Program and will be dismantled.

      The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid, which is then shipped to the Faustina and Taft plants where it is used to produce DAP and GMAP. The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia. The Taft facility manufactures DAP and GMAP. Concentrated phosphate operations are managed in order to balance Phosphates' output with customer needs. Phosphates suspended phosphoric acid production at its Faustina facility in November 1999 and suspended production at its Taft facility in July 1999 in response to reduced market demands.

      Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

      Phosphate Rock
      All  of  the  Company's phosphate mines and related mining operations are located in central Florida. Phosphates extracts phosphate ore through surface mining after removal of a ten to 50 foot layer of sandy overburden and then processes the ore at one of its beneficiation plants where the ore goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials. In conjunction with the Rightsizing Program and Project Profit, the Company permanently closed two phosphate mines during 1999, Payne Creek and Noralyn, respectively. As a result of the permanent mine closures, Phosphates currently maintains four operational mines. The
      Rightsizing Program and Project Profit, as they pertain to the facilities optimization program and strategic mining plan, were developed to maximize available resources, lower the cost of producing rock and enhance the management of phosphate rock inventory.

      Phosphates' rock production volume was 16.4 million tons for the year ended December 31, 1999 and 20.0 million tons for each of the years ended December 31, 1998 and 1997. Anticipated production in 2000 will be less than the average of the prior three years. Although Phosphates sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used internally, primarily in the manufacture of concentrated phosphates, totaled 13.4 million, 14.8 million and 14.1 million for the years ended December 31, 1999, 1998 and 1997, respectively, representing 82 percent, 74 percent and 70 percent, respectively, of total tons produced. Rock shipments to customers totaled 4.8 million, 5.0 million and 4.6 million tons for the years ended December 31, 1999, 1998 and 1997, respectively.

      Phosphates estimates its proven reserves to be 493.3 million tons of phosphate rock as of December 31, 1999. Phosphates controls these reserves through ownership, long-term lease, royalty or purchase option agreements. Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL), with an average grade of 66 percent BPL. BPL is the standard industry term used to grade the quality  of  phosphate rock.  The phosphate rock mined by  Phosphates in the last three years averaged 65 percent BPL, which management believes is typical for phosphate rock mined in Florida during this period. Phosphates estimates its reserves based upon the performance of exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

      Phosphates also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district
      (Resources). Resources are mineralized deposits that may be economically recoverable; however, additional geostatistical analyses, including further explorations, permitting and mining feasibility studies, are required before such deposits may be classified as reserves. Based upon its preliminary analyses of these Resources, Phosphates believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by Phosphates but are similar to certain of the reserves being mined in current operations. These Resources contain estimated recoverable phosphate rock of approximately 113.0 million tons. Some of these Resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations, and consequently, the Company's ability to mine these Resources may be restricted.

      Sulphur
      A significant portion of Phosphates' sulphur requirements is provided by the sulphur subsidiary of McMoRan Exploration Company
      (MMR) under a supply agreement with the Company. Phosphates' remaining sulphur requirements are provided by market contracts. Additionally, in late 1999, the Company, CF Industries, Inc. and Cargill Fertilizer executed a letter of intent to form a joint venture that will remelt sulphur for use at their respective Florida phosphate fertilizer operations.

      Ammonia
      Phosphates' ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under annual and multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is used internally to produce certain concentrated phosphates.

      Sales and Marketing
      Domestically, Phosphates sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. The Company also uses concentrated phosphates internally for the production of animal feed ingredients (see Feed Ingredients). Virtually all of Phosphates' export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which the Company administers on behalf of itself and three other member companies. PhosChem believes that its sales represent approximately 51 percent of total United States exports of concentrated phosphates. The countries that account for the largest amount of PhosChem's sales of concentrated phosphates include China, Australia, India, Japan and Brazil. In 1999, Phosphates' exports to Asia were 44 percent of total shipments, with China representing 29 percent of those shipments.

      The   table   below  shows  Phosphates'  shipments  of   concentrated
      phosphates in thousands of dry product tons, primarily DAP:

                                           1999        1998        1997
                                        Tons    %   Tons    %   Tons   %
                                        ----   ---  ----   ---  ----  ---
       Domestic
       Customers                       2,552   38   2,373   32   2,065   29
       Captive, to other business
        units                             92    1     563    8     615    9
                                       -----  ---   -----  ---   -----  ---
                                       2,644   39   2,936   40   2,680   38

       Export                          4,055   61   4,377   60   4,425   62
                                       -----  ---   -----  ---   -----  ---
       Total shipments                 6,699  100   7,313  100   7,105  100
                                       =====  ===   =====  ===   =====  ===

      As of December 31, 1999, Phosphates had contractual commitments from non-affiliated customers for the shipment of concentrated phosphates and phosphate rock amounting to approximately 2.7 million tons and
      4.7 million tons, respectively, in 2000. Captive sales have decreased in 1999 as a result of the sale of the IMC AgriBusiness business unit (AgriBusiness) in April 1999. However, since April 1999, sales to AgriBusiness have been reflected as sales to customers.

      Competition
      Phosphates operates in a highly competitive global market. Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers. Phosphate crop nutrient producers compete primarily based on price and, to a lesser extent, product quality and innovation.

      Feed Ingredients
      ----------------
      Net sales for Feed Ingredients were $173.5 million, $164.4 million and $163.5 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      Feed Ingredients is one of the world's foremost producers and marketers of phosphate-based animal feed ingredients with a total annual capacity approaching 800,000 tons. In the fourth quarter of 1999, Feed Ingredients completed construction of an expansion of its deflourinated phosphate (Multifos(Registered Trademark)) capacity. The expansion increases capacity for Multifos(Registered Trademark) to 200,000 tons annually, which is approximately 25 percent of total capacity. The principal production facilities of Feed Ingredients are located adjacent to, and utilize raw materials from, Phosphates' concentrated phosphate complex at New Wales.

      Sales and Marketing
      Feed Ingredients supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia. Feed Ingredients sources phosphate and potassium raw materials from the Company's respective production facilities. Feed Ingredients has a strong brand position in a $1.0 billion global market with products such as Biofos(Registered Trademark), Dynafos(Registered Trademark), Multifos(Registered Trademark), Dyna-K(Registered Trademark) and Dynamate(Registered Trademark).

      The table below shows Feed Ingredients' shipments of phosphate and potassium-based feed ingredients in thousands of tons:

                                   1999         1998        1997
                                Tons    %    Tons   %    Tons    %
                                ----   ---   ----  ---   ----   ---
       Domestic                 767     84   724    85    708    86
       Export                   147     16   129    15    116    14
                                ---    ---   ---   ---    ---   ---
       Total shipments          914    100   853   100    824   100
                                ===    ===   ===   ===    ===   ===

      As of December 31, 1999, Feed Ingredients had contractual commitments from non-affiliated customers for the shipment of phosphate feed and feed grade potassium products amounting to approximately 0.6 million tons in 2000.

      Competition
      Feed Ingredients operates in a competitive global market. Major integrated producers of feed phosphates and feed grade potassium are located in the United States and Europe. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market. Competition in this global market is driven by price, quality and service.

      Potash
      ------
      Net sales for the Potash business unit were $692.1 million, $700.1 million and $617.4 million for the years ended December 31, 1999, 1998 and 1997, respectively.

      Potash mines, processes and distributes potash in the United States and Canada. The term "potash" applies generally to the common salts of potassium. Potash's products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacture of mixed crop nutrients and, to a lesser extent, animal feed ingredients (see Feed Ingredients). Potash's products are also used for icemelter and water softener regenerant (see
      Salt). Potash also sells potash to customers for industrial use. Potash operates four potash mines in Canada as well as three potash mines and a solar evaporation facility in the United States. In early 2000, the Company decided to explore strategic options, including divestiture or a joint venture, for the solar evaporation facility. With a total capacity in excess of ten million tons of product per year, management believes that Potash is one of the leading private-enterprise potash producers in the world. In 1999, these operations accounted for approximately nine percent of world capacity on a K2O basis(2).

      Canadian Operations
      Potash's four mines in Canada produce muriate of potash exclusively and are located in the province of Saskatchewan, Canada. Two potash mines are interconnected at Esterhazy, one is located at Belle Plaine and one is located at Colonsay. The combined annual capacity of these four mines is approximately eight million tons. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 3,000 feet where continuous mining machines cut out the ore face and move jagged chunks of ore to conveyor belts. The ore is then crushed, moved to storage bins and then hoisted to refineries above ground. In contrast, Potash's solution mining process involves heated water which is pumped through a "cluster" to dissolve the potash in the ore bed. A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather, electric drilling rig. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, solution is pumped into a 130 acre cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. The Canadian operations produce 26 different potash products, including industrial grades, many through proprietary processes.

      Potash Corporation of Saskatchewan Inc. (PCS) controls several potash-producing properties located in the vicinity of Potash's Esterhazy mines. Under a long-term contract with PCS, the Company mines and refines these reserves for a fee plus a pro rata share of production costs. The specified quantities of potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of 1,050,000 tons and the minimum is 500,000 tons per year. The current contract extends through June 30, 2001 and is renewable at the option of PCS for five additional five-year periods.

      Potash controls the rights to mine 323,070 acres of potash-bearing land in Saskatchewan. This land, of which 72,964 acres have already been mined or abandoned, contains over 4.6 billion tons of potash mineralization (calculated after estimated extraction losses) at an average grade of approximately 21 percent K2O. The Company believes that this ore is sufficient to support current operations for more than a century and will yield more than 1.4 billion tons of finished product with a K2O content of approximately 61 percent.

      Potash's mineral rights in Saskatchewan consist of 123,953 acres owned in fee, 175,959 acres leased from the province of Saskatchewan and 23,158 acres leased from other parties. All leases are renewable by the Company for successive terms of 21 years. Royalties, established by regulation of the province of Saskatchewan, amounted to approximately $9.1 million, $9.8 million and $8.2 million in 1999, 1998 and 1997, respectively.

      Since December 1985, the Company has experienced an inflow of water into one of its two interconnected potash mines at Esterhazy, Saskatchewan. As a result, the Company has incurred expenditures, certain of which, due to their nature, have been capitalized while others have been charged to expense, to control the inflow. Since the initial discovery of the inflow, the Company has been able to meet all sales obligations from production at the mines. The Company has considered alternatives to the operational methods employed at Esterhazy. However, the procedures utilized to control the water inflow have proven successful to date, and the Company currently intends to continue conventional shaft mining. Despite the relative success of these measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow, risk to employees or remediation costs will not increase to a level which would cause the Company to change its mining process or abandon the mines.

      Potash's underground mine operations are presently insured against business interruption and risk from catastrophic perils, including collapse, floods and other property damage with the exception of flood coverage at Esterhazy. Due to the ongoing water inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Like other potash producers' shaft mines, the Colonsay mine is also subject to the risks of inflow of water as a result of its shaft mining operations.

      The Saskatchewan Department of Environmental and Resource Management (Saskatchewan Department) has published regulations requiring all potash mine operators to submit facility decommissioning and reclamation plans for approval by the Saskatchewan Department and to provide assurances that the plans will be carried out when the facility is closed. See "Other Matters - Environmental Matters," for further detail.

      United States Operations
      Potash has three United States potash facilities: the Carlsbad shaft mine located in Carlsbad, New Mexico; the Hersey solution mine located in Hersey, Michigan; and the solar evaporation facility located in Ogden, Utah.

      The Carlsbad mine has an annual production capacity of over 1.7 million tons of finished product. The reserves are of three types:
      (1) sylvinite, a mixture of potassium chloride and sodium chloride, the same as the ore mined in Saskatchewan; (2) langbeinite, a double sulphate of potassium and magnesium; and (3) a mixed ore, containing both potassium chloride and langbeinite. At this time, only the sylvinite and langbeinite ores are mined.

      Continuous underground mining methods are utilized for 95 percent of the ore extraction with conventional underground mining methods used for the remaining five percent. In the continuous mining sections, drum type mining machines are used to cut sylvinite and langbeinite ore from the face. Mining heights are as low as four and one-half feet. In the conventional areas, a wide ore face is undercut and holes drilled to accept explosive charges. Ore from both continuous and conventional sections is loaded onto conveyors, transported to storage areas and then hoisted above ground for further processing at the refinery.

      Three types of potash are produced at the Carlsbad refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; double sulphate of potash magnesia, marketed under the brand name K-Mag(Registered Trademark), containing significant amounts of sulphur, potassium and magnesium, with low levels of chloride; and sulphate of potash, supplying a high concentration of potassium with low levels of chloride.

      At the Carlsbad facility, potash is mined and refined from 60,364 acres of reserves that are controlled under long-term leases. These reserves contain an estimated total of 223.3 million tons of potash mineralization (calculated after estimated extraction losses) in four mining beds evaluated at thicknesses ranging from four and one-half feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 16.0 million tons of concentrate from sylvinite with an average grade of 60 percent K2O and 41.1 million tons of langbeinite concentrate with an average grade of approximately 22 percent K2O. At projected rates of production, management estimates that Potash's reserves of sylvinite and langbeinite are sufficient to support operations for more than 25 years and 27 years, respectively. Pursuant to potassium mineral lease arrangements with the federal government, the State of New Mexico and other third parties, the Company paid royalties of $3.4 million, $3.5 million and $3.3 million in 1999, 1998 and 1997, respectively.

      Potash made mine modifications and constructed a new state-of-the-art, world class langbeinite refinery at Carlsbad at a cost of approximately $77.0 million which began production during 1999. The production capacity at the Carlsbad facility was increased by 35 percent as a result of constructing the new K-Mag(Registered Trademark) processing plant.

      Production was discontinued at the Western Ag facility during 1999. This facility, which is adjacent to Carlsbad, was acquired in 1997. Western Ag had an annual capacity of 400,000 tons of double sulfate of potash magnesia that was marketed under the brand name K-Mag(Registered Trademark). The underground mine was connected to Carlsbad during the year with the ore directed to the new refinery. By consolidating the process operations of Western Ag and Carlsbad, substantial cost reductions were realized as well as improved process efficiency.

      At Hersey, Michigan, Potash operates a solution mining facility with annual potash production capacity of approximately 160,000 tons, and annual salt capacity of approximately 300,000 tons. The salt from this facility is marketed by Salt (see Salt). At Hersey, Potash's mineral rights consist of 1,093 acres owned in fee and 10,537 acres controlled under long-term leases. These lands contain an estimated
      300.0 million tons of potash mineralization contained in two beds ranging in thickness from 14 to 30 feet. Management estimates that these reserves are sufficient to yield 62.0 million tons of concentrate from sylvinite with an average grade of 60 percent K2O. At current rates of production, management estimates that these reserves are sufficient to support operations for more than 300 years.

      The solar evaporation facility, located west of Ogden, Utah, utilizes solar energy and nearly 60,000 acres of evaporation ponds to manufacture sulfate of potash, sodium chloride (salt) and magnesium chloride from the brines of the Great Salt Lake. This facility has the capacity to annually produce approximately 450,000 tons of sulfate of potash, in excess of 300,000 tons of magnesium chloride and over one million tons of salt. Sulfate of potash and solid magnesium chloride hexahydrate for industrial applications is marketed by Potash's sales force while the salt and liquid magnesium chloride, which is primarily used for dust control, ice control and some industrial uses, is marketed by the Salt sales force (see
      Salt). At the Ogden facility, Potash's mineral rights consist of 1,499 acres owned in fee and 117,244 acres controlled under long-term leases with the State of Utah. The leases continue in effect so long as the salts are produced or the State of Utah receives a minimum royalty and rent. Management estimates that reserves are adequate to support current capacity for more than a century and yield more than 49.0 million tons of sulfate of potash product with a K2O content of approximately 50 percent.

      Sales and Marketing
      Potash's North American potash sales are made through Potash's sales force. North American agricultural sales are primarily to independent accounts, co-operatives and large regional fertilizer buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry. Additionally, potash is used as an ingredient in icemelter and as a water softener regenerant.

      Potash is sold throughout the world, with Potash's largest amount of sales outside of North America made to China, Japan, Malaysia, Korea, Australia, New Zealand and Latin America. Potash is also used internally by the Salt business unit as a major ingredient in its icemelter products. The Salt business unit also markets potash as a water softener regenerant along with its traditional salt products (see Salt). Potash's exports from Canada, except to the United States, are made through Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers. In general, Canpotex sales are allocated among the producer members based on production capacity. The Company currently supplies approximately 35 percent of Canpotex's requirements. Potash exports from Carlsbad are sold through the Company's sales force. In 1999, 83 percent of the potash produced by Potash was sold as crop nutrients, while 17 percent was sold for non-agricultural uses.

      The table below shows Potash's shipments of potash in thousands of tons:

                                           1999        1998        1997
                                        Tons    %   Tons    %   Tons   %
                                        ----   ---  ----   ---  ----  ---
       Domestic
       Customers                        4,938   61   4,623   55   5,097   57
       Captive, to other business
        units                             416    5   1,116   13   1,306   15
                                        -----  ---   -----  ---   -----  ---
                                        5,354   66   5,739   68   6,403   72

       Export                           2,756   34   2,663   32   2,538   28
                                        -----  ---   -----  ---   -----  ---
       Total shipments                  8,110  100   8,402  100   8,941  100
                                        ====== ===   =====  ===   =====  ===

      As of December 31, 1999, Potash had contractual commitments from non-affiliated customers for the shipment of potash amounting to approximately 2.9 million tons in 2000. Captive sales have decreased in 1999 as a result of the sale of AgriBusiness in April 1999. However, since April 1999, sales to AgriBusiness have been reflected as sales to customers.

      Competition
      Potash is a commodity available from many sources and consequently, the market is highly competitive. In addition to the Potash business unit, there are four North American producers: two in the United States and two in Canada, one of which may have greater production capacity than Potash. Through its participation in Canpotex, the Potash business unit competes outside of North America with various independent potash producers and consortia and other export organizations, including state-owned organizations. Potash's principal methods of competition, with respect to the sale of potash include: pricing; offering consistent, high-quality products and superior service; as well as developing new industrial and consumer uses for potash.

      Salt
      ----
      Concurrent with the Harris Chemical Group, Inc. (Harris) acquisition in April 1998 (Harris Acquisition), the Company established the Salt business unit. Net sales for Salt were $321.7 million and $177.4 million for the year ended December 31, 1999 and the nine months ended December 31, 1998, respectively.

      The Salt business unit mines, produces, processes and distributes salt in North America and Europe. The products are marketed primarily in the United States, Canada and the United Kingdom. Salt is used in a variety of applications, including as a deicer for both highway and consumer use; an ingredient in the production of chemicals for paper bleaching and plastic production; a flavor enhancer and preservative in food; an ingredient and nutrient in animal feeds; and an essential component in both industrial and consumer water softeners. The demand for salt has historically remained relatively stable during economic cycles due to its relatively low cost and high value in a large variety of uses. However, demand in the highway deicing market is affected by changes in winter weather. Approximately 50 percent of Salt's annual revenues are generated from December through March when highway deicing is at its peak.

      Production Operations
      Salt has a production capacity of approximately 15.0 million tons of salt. Production activities are currently conducted at fourteen facilities, five located in the United States, seven located in Canada and two located in the United Kingdom.

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

      United States Operations
      Salt's central and midwestern United States general trade customer base is served by mechanical evaporation plants in Kansas and Tennessee. Additionally, salt is produced as a co-product by Potash in its Michigan operations. The Cote Blanche, Louisiana rock salt mine serves chemical customers in the southern and western United States as well as highway deicing customers through a series of depots located along the Mississippi and Ohio Rivers. The evaporation plants, rock salt mine and co-product production have a combined annual production capacity of 3.3 million tons. Salt's solar evaporation facility located in Ogden, Utah is the largest solar salt production site in the United States. This facility principally serves the western general trade markets, but also provides salt for chemical applications and highway deicing. Production capacity is currently only limited by demand. The Company also owns and operates two salt packaging facilities in Illinois and Wisconsin which also serve customers in the central and midwestern United States as well as parts of the northeastern United States.

      Canadian Operations
      Salt is produced at seven different locations in Canada. Mechanically evaporated salt is produced at three facilities strategically located throughout Canada: Amherst, Nova Scotia in eastern Canada; Goderich, Ontario in central Canada; and Unity, Saskatchewan in western Canada. From the Goderich, Ontario rock salt mine, Salt also serves the highway deicing market in Canada and the Great Lakes region of the United States. The Company also produces salt as a co-product from its Esterhazy, Colonsay and Belle Plaine potash facilities which serve both the general trade and the highway deicing markets. The evaporation plants, the rock salt mine and other production facilities have a combined annual capacity of
      7.4 million tons.

      United Kingdom Operations
      Salt's United Kingdom customer base is served by two facilities with a combined annual production capacity of 2.9 million tons. Highway deicing customers throughout the United Kingdom are served by the Winsford rock salt mine in west central England. Also, in west central England is the Weston Point mechanical evaporation plant servicing the general trade and chemical customers in the United Kingdom as well as continental Europe.

      Sales and Marketing
      The Company separates sales of salt into three major market seg ments: general trade, highway deicing and chemical. The general trade segment is Salt's largest segment and accounted for approximately 50 percent of 1999 sales. This segment includes consumer applications such as table salt, water conditioning, consumer ice control, food and meat processing, agricultural applications, including feed mixes, as well as a variety of industrial applications such as oil refining and drilling, metal processing and tanning.

      Salt has maintained a significant presence in the general trade business over recent years due to its strong focus on: (i) the midwestern region of the United States; (ii) all of Canada and the United Kingdom; (iii) its distribution network to the grocery trade; and (iv) its relationships with large distributors of water conditioning salt. In order to continue to expand its volume and profitability in the general trade segment, Salt has focused its efforts on improving its marketing programs. These programs include: (i) differentiating various brand names through promotional activities; (ii) developing an exclusive distributor network in the United States; and (iii) consolidating the product offerings to customers with products available from the Potash business unit.

      The general trade market is driven by strong customer relationships. Sales in the general trade segment occur through retail channels such as grocery; building supply and hardware stores; automotive stores; feed suppliers; as well as industrial manufacturers in various industries. Distribution in the general trade segment is channeled through a direct sales force located in various parts of Salt's service territories, who sell products to distributors, dealers and end-users. The Company also maintains a network of brokers who sell table salt, consumer deicing and water conditioning products. These brokers service wholesalers, chain grocers and retailers as well as the food service industry.

      Highway deicing constitutes Salt's second largest segment, accounting for approximately 40 percent of 1999 salt sales. Principal customers are states, provinces, counties, municipalities and road maintenance contractors that purchase bulk salt for ice control on public roadways. Highway salt is sold mostly via a tendered bid contract system with price, product quality and delivery being the primary market factors when purchasers are selecting a supplier. Supply contracts generally are awarded annually on the basis of tendered bids once the purchaser is assured that the minimum requirements for purity, service and delivery can be met. The bidding process eliminates the need to invest significant time and effort in marketing and advertising. Location of the source of salt and distribution outlets also play a significant role in determining a supplier. Salt's North American operations have an extensive network of approximately 80 depots for storage and distribution of highway deicing salt. The majority of these depots are located on the Great Lakes and the Mississippi River system.

      Winter weather variability is the most significant factor affecting salt sales for deicing applications because mild winters reduce the need for salt used in ice and snow control. Unusually mild or harsh weather can significantly affect Salt's sales and earnings. The vast majority of North American deicing sales are made in Canada and the northern United States where winter weather is generally harsher than in other parts of North America.

      The chemical segment accounted for approximately ten percent of Salt's 1999 salt sales. Principal customers are producers of intermediate chemical products used in pulp bleaching and plastic production that do not have a captive source of brine. Distribution into the chemical market is made primarily through long-term supply agreements, which are negotiated privately. Price, service and product quality are the major market requirements.

      The table below shows Salt's shipments of salt in thousands of tons:

                                            1999       1998(a)    1997(a)
                                         Tons    %    Tons   %   Tons   %
                                         ----   ---   ----  ---  ----  ---
       Domestic
       Customers                         9,872   86   4,893   85     -    -
       Captive, to other business units     11    -       6    -     -    -
                                        ------  ---   -----  --- -----  ---
                                         9,883   86   4,899   85     -    -

       Export/Foreign                    1,628   14     862   15     -    -
                                        ------  ---   -----  --- -----  ---
       Total shipments                  11,511  100   5,761  100     -    -
                                        ======  ===   =====  === =====  ===

     (a)Acquired as part of the Harris Acquisition in April 1998.


      Competition
      Salt has significant competition in each of the markets in which it operates. In North America, three other large, nationally recognized companies compete against Salt in production and marketing of rock, evaporated and solar salt. In addition, there are several smaller regional producers of evaporated and solar salt. In spite of the high relative cost of transportation in the distribution of salt, there are also several importers of salt. Most of these imports impact the eastern seaboard where IMC has a minimum position. In the United Kingdom, there is one other large domestic producer of evaporated salt, several small local producers as well as some imports from continental Europe. There are two other companies that produce rock salt - one in northern England and the other in Ireland. There are no significant imports of rock salt into the United Kingdom. Salt also exports salt from the United Kingdom to Scandinavia and continental Europe and competes with many other European producers.

      FACTORS AFFECTING DEMAND

      The Company's results of operations historically have reflected the effects of several external factors which are beyond the Company's control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, the Company's crop nutrients business is seasonal to the extent North American farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall. The Company's salt business is seasonal and it can be significantly affected by the severity of winter weather in North America and the United Kingdom. A high percentage of Salt's income is derived in the first and the fourth quarter of each year when sales of salt for deicing is the greatest.

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

      OTHER MATTERS

      Environmental Matters
      ---------------------
      Information regarding environmental matters of the Company is included in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual
      Report on Form   10-K, which is incorporated herein by reference.

      Employees
      ---------
      The  Company had 8,976 employees as of December 31, 1999.   The  work
      force consisted of 2,802 salaried, 6,167 hourly and seven temporary or part-time employees.

      Labor Relations
      ---------------
      Within North America, the Company has 15 collective bargaining agreements with the affiliated local chapters of four international unions. As of December 31, 1999, approximately 90 percent of the hourly work force was covered under collective bargaining agreements. Two plant closure negotiations were successfully completed in 1999 at the Hutchinson, Kansas and Western Ag/Carlsbad, New Mexico facilities. Eight agreements covering 56 percent of the union hourly workforce will expire in 2000. The Company has not experienced a significant work stoppage in recent years and considers its labor relations to be good.

      EXECUTIVE OFFICERS OF THE REGISTRANT

      The ages and five-year employment history of the Company's executive officers as of March 15, 2000 was as follows:

      Robert F. Clark
      ---------------
      Age 57. Senior Vice President of the Company since April 1999 and President of Salt since joining the Company in April 1998 as a result of the Harris Acquisition. From 1993 to 1998 Mr. Clark served as President of Great Salt Lake Minerals, a division of Harris Chemical Group, Inc.

      Steven J. Demetriou
      -------------------
      Age 41. Senior Vice President of the Company since October 1999 and President of Phosphates since June 1999, when he joined the Company. Prior to joining the Company, Mr. Demetriou served as Vice President, Global Specialty Resins and President, Cytec Asia-Pacific of Cytec Industries, Inc., a manufacturer of specialty materials, principally aerospace materials, from December 1997 to June 1999. From July 1996 to December 1997, Mr. Demetriou served as Vice President, Global Adhesives Business, for Exxon Chemical Company, a manufacturer of basic petrochemicals, including olefins and aromatics, and a supplier of specialty rubbers and of additives for fuels and lubricants. From July 1993 to July 1996, Mr. Demetriou was Director, Europe Olefins and Aromatics Marketing, for Exxon Chemical Company.

      E. Paul Dunn, Jr.
      -----------------
      Age 46. Vice President and Treasurer of the Company since joining the Company in May 1998. Prior to joining the Company, Mr. Dunn served as Vice President, Finance and Information Technology for GATX Terminals Corporation, a provider of storage, handling and transportation of petroleum and chemical commodities, from 1995 to 1998. He also served as Treasurer of GATX Corporation from 1990 to 1995.

      C. Steven Hoffman
      -----------------
      Age 51. Senior Vice President of the Company since 1990 and President, International since September 1998. From 1995 to August 1998, Mr. Hoffman served as Senior Vice President, International of the Company.

      John U. Huber
      -------------
      Age 61. Executive Vice President of the Company since October 1999 and President of Potash since joining the Company in March 1996. Mr. Huber also served as President of IMC Phosphates from September 1998 to May 1999. Prior to joining the Company, Mr. Huber served as Executive Vice President of The Vigoro Corporation from June 1993 to March 1996.

      Mary Ann Hynes
      --------------
      Age 52. Senior Vice President and General Counsel of the Company since joining the Company in July 1999. Prior to joining the
      Company, Ms. Hynes served as Vice President, General Counsel and Secretary of Sundstrand Corporation, a designer and manufacturer of aerospace and industrial technology-based components, from 1998 to July 1999. From 1997 to 1998 Ms. Hynes served as General Counsel and Assistant Secretary of Wolters Kluwer U.S. Corporation, the parent company of numerous technical print and electronic publishers. From 1980 to 1996 Ms. Hynes served as General Counsel of CCH Incorporated, a global provider of tax and business law information through publications and software.

      J. Bradford James
      -----------------
      Age 53. Executive Vice President and Chief Financial Officer of the Company since October 1999. Mr. James served as Senior Vice President and Chief Financial Officer of the Company from February 1998 to September 1999. Prior to joining the Company in February 1998, Mr. James served as Executive Vice President of USG
      Corporation, a manufacturer and distributor of residential and industrial building materials, from 1995 through 1997.

      Stephen P. Malia
      ----------------
      Age 45. Senior Vice President, Human Resources of the Company since joining the Company in January 2000. Prior to joining the Company, Mr. Malia served as Vice President, Human Resources-Exterior Systems Business for Owens Corning, a manufacturer of consumer and industrial building materials and composite systems, from 1997 through 1999 and Vice President, Human Resources-Planning, Staffing and Development from 1995 through 1997.

      Carolyn W. Merritt
      ------------------
      Age 53. Senior Vice President, Environment, Health and Safety of the Company since August 1998. Ms. Merritt served as Vice President, Environment, Health and Safety from March 1996 to August 1998. Prior to joining the Company, Ms. Merritt served as Vice President, Environmental Affairs for The Vigoro Corporation from July 1994 to March 1996.

      Douglas A. Pertz
      ----------------
      Age 45. President and Chief Executive Officer of the Company since October 1999. From October 1998 to October 1999, Mr. Pertz served as President and Chief Operating Officer of the Company. From 1995 to 1998, Mr. Pertz served as President and Chief Executive Officer and as a director of Culligan Water Technologies, Inc., a leading manufacturer and distributor of water purification and treatment products. From 1994 until January 1995, he was Corporate Vice President and Group Executive of the Danaher Corporation (Danaher), a manufacturer of products in the tool, process/environmental controls and transportation industries and was also President, Chief Executive Officer and a director of Danaher's subsidiaries, Matco Tools, a manufacturer of hand tools, and Hennessy Industries, a manufacturer of transportation equipment.

      Anne M. Scavone
      ---------------
      Age 36. Vice President and Controller of the Company since April 1996. Ms. Scavone served as Director, Joint Venture Finances from April 1995 to April 1996 and as Joint Venture Financial Coordinator from April 1993 to April 1995.

      All of the Company's executive officers are elected annually, with the terms of the officers listed above to expire in April 2000. No "family relationships," as that term is defined in Item 401(d) of Regulation S-K, exist among any of the listed officers.

Item 2.Properties.

      Information regarding the plant and properties of the Company is included in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

Item 3.Legal Proceedings.(1)

      Potash Antitrust Litigation
      ---------------------------
      The Company was a defendant, along with other Canadian and United States potash producers, in a class action antitrust lawsuit filed in federal court in 1993. The plaintiffs alleged a price-fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaint. The class action complaint against all defendants, including the Company, was dismissed by summary judgment in January 1997. The summary judgment dismissing the case was appealed by the plaintiffs to the United States Court of Appeals for the Eighth Circuit (Court of Appeals). The Court of Appeals in a divided opinion (2 to 1) rendered its decision reversing the grant of summary judgment as to certain defendants, including the Company, and affirming as to certain other defendants. The dissent strongly disagreed with the majority opinion, stating that the majority had erred in not affirming the dismissal of the case as to all defendants. According to the dissent, all of the defendants were entitled to summary judgment. The Company, along with the other defendants remaining in the case, obtained a rehearing of the case from the entire Court of Appeals and the decision of the Court of Appeals was vacated. The case was reargued before the entire Court of Appeals on September 13, 1999, and the Court of Appeals found that the class had failed to present evidence of collusion sufficient to create a genuine issue of material fact and affirmed the dismissal of the complaint by summary judgment.

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

      FTX Merger Litigation
      ---------------------
      In August 1997, five identical class action lawsuits were filed in Chancery Court in Delaware by unitholders of PLP. Each case named the same defendants and broadly alleged that Freeport-McMoRan, Inc.
      (FTX) and FMRP Inc. (FMRP) had breached fiduciary duties owed to the public unitholders of PLP. The Company was alleged to have aided and abetted these breaches of fiduciary duty. In November 1997, an amended class action complaint was filed with respect to all cases. The amended complaint named the same defendants and raised the same broad allegations. The defendants' moved the court to dismiss the amended complaint in November 1998, and the cases were dismissed in May 1999.

      In May 1998, the Company and PLP (collectively, Plaintiffs) filed a lawsuit (IMC Action) in Delaware Chancery Court against certain former directors of FTX (Director Defendants), and MMR, a former affiliate of FTX. The Plaintiffs alleged that the Director Defendants, as the directors of PLP's administrative managing general partner FTX, owed duties of loyalty to PLP and its limited partnership unitholders. The Plaintiffs further alleged that the Director Defendants breached their duties by causing PLP to enter into a series of interrelated non-arm's-length transactions with MMR. The Plaintiffs also alleged that MMR knowingly aided and abetted and conspired with the Director Defendants to breach their fiduciary duties. On behalf of the PLP public unitholders, the
      Plaintiffs sought to reform or rescind the contracts that PLP entered into with MMR and to recoup the monies expended as a result of PLP's participation in those agreements. On November 10, 1999, the Plaintiffs and MMR announced a settlement of the IMC Action pursuant to which MMR agreed to purchase PLP's 47.0 percent interest in the Company's multi-year oil and natural gas exploration program with MMR, which includes three producing oil and gas fields plus an inventory of exploration prospects and leases, for a total of $32.0 million.

      In May 1998, Jacob Gottlieb filed an action (Gottlieb Action) on behalf of himself and all other PLP unitholders against the Director Defendants, MMR and IMC asserting the same claims that IMC asserted in the IMC Action. Because IMC and PLP had already asserted these claims, in July 1998 IMC filed a motion to dismiss the Gottlieb Action. The court has not set a briefing schedule for IMC's motion to dismiss, and plaintiff has made no substantial activity in this case within the past year. IMC has recently been advised that the plaintiff intends to withdraw the complaint without prejudice.

      For information on environmental proceedings, see Note 16, "Contingencies," of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K, which is incorporated herein by reference.

      Other
      -----
      In the ordinary course of its business, the Company is and will from time to time be involved in other legal proceedings of a character normally incident to its business. The Company believes that its potential liability in any such pending or threatened proceedings will not have a material adverse effect on the financial condition or results of operations of the Company.

Item 4.Submission of Matters to a Vote of Security Holders.

      There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 1999.

PART II.

Item 5.Market for the Registrant's Common Stock and Related Stockholder
       Matters.


      Common Stock Prices and Dividends

                                               Quarter
                               --------------------------------------
       1999                     First     Second      Third    Fourth
       --------------------------------------------------------------
       Dividends per common
        share                  $  0.08    $  0.08   $  0.08   $  0.08

       Common stock prices:
       High                    $22.313    $27.125   $20.125   $17.063
       Low                      18.000     17.375    14.313    12.750

                                               Quarter
                               ---------------------------------------
       1998                     First     Second      Third    Fourth
       ---------------------------------------------------------------

       Dividends per common
        share                  $  0.08    $  0.08   $  0.08   $  0.08

       Common stock prices:
       High                    $39.500    $39.125   $30.375   $27.312
       Low                      28.562     29.375    17.812    18.125


      The Company's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the symbol IGL. As of March
      15,  2000,  the  Company  had  114,477,296  shares  of  common  stock outstanding, excluding 10,686,276 treasury shares. Common stock prices are from the composite tape for New York Stock Exchange issues as reported in The Wall Street Journal. As of March 15, 2000, the number of registered holders of common stock as reported by the Company's registrar was 10,399. However, an indeterminable number of stockholders beneficially own shares of the Company's common stock through investment funds and brokers. For the year ended December 31, 1999, the Company paid cash dividends of $36.6 million.

Item 6.Selected Financial Data.

      For information related to the years 1995 through 1999 contained under the heading "Five Year Comparison," reference is made to page 73 of the Company's 1999 Annual Report to Stockholders incorporated herein by reference.

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 27 through 40 of the Company's 1999 Annual Report to Stockholders incorporated herein by reference.

Item 7a.Quantitative and Qualitative Disclosures about Market Risk.

      Reference is made to "Market Risk," of "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on page 35 of the Company's 1999 Annual Report to Stockholders incorporated herein by reference.

Item 8.Financial Statements and Supplementary Data.

      Reference is made to the Company's Consolidated Financial Statements and Notes thereto appearing on pages 42 through 71 of the Company's 1999 Annual Report to Stockholders, together with the report thereon of Ernst & Young LLP dated January 31, 2000, appearing on page 41 of such Annual Report and the information contained under the heading "Quarterly Results (unaudited)," appearing on page 72 of such Annual Report incorporated herein by reference.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

PART III.

Item 10.Directors and Executive Officers of the Registrant.

      The information contained under the headings "The Annual Meeting-- Election of Directors" and "Beneficial Ownership of Common Stock--
      Section 16(a) Beneficial Ownership Reporting Compliance," included in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders and the information contained under the heading "Executive Officers of the Registrant," in Part I, Item 1, hereof is incorporated herein by reference.

Item 11.Executive Compensation.

      The information under the heading "Policies Relating to the Board of Directors - Compensation of Directors" and "Executive Compensation," included in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management.

      The information under the heading "Beneficial Ownership of Common Stock," included in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.Certain Relationships and Related Transactions.

      The information under the heading "Executive Compensation," included in the Company's definitive Proxy Statement for the 2000 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

Item 14.Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a) (1) Consolidated financial statements filed as part of this report are listed under Part II, Item 8, of this Annual Report on Form 10-K.

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



                                                                    Filed
                                                   Incorporated     with
                                                   Herein by        Electronic
Exhibit No.   Description                          Reference to     Submission
------------------------------------------------------------------------------
3.i.(a)     Restated       Certificate       of                        X
            Incorporation,   as   amended   and
            restated through January 6, 1998

3.i.(b)     Certificate of Designations for the   Exhibit A to
            Series D Junior Participating         Exhibit 3 to the
            Preferred Stock                       Current Report on
                                                  Form 8-K dated
                                                  May 27, 1999*

3.ii.       Amended and Restated By-Laws          Exhibit 3 to the
                                                  Current Report on
                                                  Form 8-K dated
                                                  May 27, 1999*

3.iii.      Rights  Agreement  dated  May   27,   Exhibit 4 to the
            1999, with The First National  Bank   Current Report on
            of     Chicago    (including    the   Form 8-K dated
            Shareholder Rights Plan)              May 27, 1999*

4.ii.(a)    Indenture,  dated as  of  July  17,   Exhibit 4.1 to
            1997,  between IMC Global Inc.  and   the Company's
            The  Bank of New York, relating  to   Report on Form 8-
            the   issuance  of  6.875%   Senior   K dated July 23,
            Debentures  due  July   15,   2007;   1997*
            7.30%    Senior   Debentures    due
            January 15, 2028; and 6.55%  Senior
            Notes due January 15, 2005

4.ii.(b)    Indenture,  dated as of  August  1,   Exhibit 4.10 to
            1998,  between IMC Global Inc.  and   the Registration
            The  Bank of New York, relating  to   Statement No. 333-
            the  issuance of 6.625%  Notes  due   63503
            2001;  7.40% Notes due 2002; 7.625%
            Notes  due  2005; 6.50%  Notes  due
            2003;  and  7.375%  Debentures  due
            2018

4.ii.(c)    Amended   and  Restated   Five-Year                        X
            Credit  Agreement,  dated   as   of
            December  8, 1999 among IMC  Global
            Inc.,  a  Delaware corporation,  as
            borrower,       the       financial
            institutions  parties thereto,  and
            Bank    of   America,   N.A.,    as
            Administrative Agent

10.i.(a)    Agreement  dated  June  27,   1985,   Exhibit 10.6
            supplementing,     amending     and   Amendment No. 2
            continuing Potash Resource  Payment   to Registration
            Agreement  dated October 15,  1979,   Statement No. 33-
            between   Mallinckrodt   and    the   22914
            Province of Saskatchewan

10.i.(b)    Mining   and  Processing  Agreement   Exhibit 10.7 to
            dated  January  31,  1978,  between   Registration
            Potash  Corporation of Saskatchewan   Statement No. 33-
            Inc.  and International Minerals  &   17091
            Chemical (Canada) Global Limited

10.i.(c)    Memorandum  of  Agreement   as   of   Exhibit 10.51 to
            December 21, 1990, amending  Mining   the Annual Report
            and    Processing   Agreement    of   on Form 10-K for
            January  31,  1978, between  Potash   the Fiscal Year
            Corporation  of  Saskatchewan  Inc.   Ended June 30,
            and   International   Minerals    &   1991*
            Chemical (Canada) Global Limited

10.i.(d)    Division   of  Proceeds   Agreement   Exhibit 10.52 to
            dated  December 21,  1990,  between   the Annual Report
            Potash  Corporation of Saskatchewan   on Form 10-K for
            Inc.  and International Minerals  &   the Fiscal Year
            Chemical (Canada) Global Limited      Ended June 30,
                                                  1991
10.i.(e)    Form  of   Partnership   Agreement,   Exhibit 10.29 to
            dated  as  of  July  1,  1993,   as   the Company's
            further amended and restated as  of   Annual Report on
            May  26,  1995, between  IMC-Agrico   Form 10-K for the
            GP    Company,    Agrico    Limited   Fiscal Year Ended
            Partnership   and   IMC-Agrico   MP   June 20, 1995*
            Inc., including definitions

10.i.(f)    Form of Parent Agreement, dated  as   Exhibit 10.30 to
            of   July   1,  1993,  as   further   the Company's
            amended and restated as of May  26,   Annual Report on
            1995,     between    IMC     Global   Form 10-K for the
            Operations  Inc.,  Freeport-McMoRan   Fiscal Year Ended
            Resource     Partners,      Limited   June 30, 1995*
            Partnership, Freeport-McMoRan  Inc.
            and IMC-Agrico Company

10.i.(g)    Amendment,   Waiver  and   Consent,   Exhibit 10.31 to
            dated  May  26,  1995,  among   IMC   the Company's
            Global  Inc.; IMC Global Operations   Annual Report on
            Inc.;  IMC-Agrico GP Company;  IMC-   Form 10-K for the
            Agrico    MP,    Inc.;   IMC-Agrico   Fiscal Year Ended
            Company;   Freeport-McMoRan   Inc.;   June 30, 1995*
            Freeport-McMoRan           Resource
            Partners, Limited Partnership;  and
            Agrico, Limited Partnership

10.i.(h)    Agreement  and  Plan  of   Complete   Exhibit 10.32 to
            Liquidation and Dissolution,  dated   the Company's
            May  26,  1995,  among  IMC  Global   Annual Report on
            Operations   Inc.,  IMC-Agrico   GP   Form 10-K for the
            Company, and IMC-Agrico MP, Inc.      Fiscal Year Ended
                                                  June 30, 1995*

10.i.(i)    Agreement    Under    the    Parent   Exhibit 10.63 to
            Agreement, dated as of January  23,   the Company's
            1996,  among IMC Global  Inc.;  IMC   Quarterly Report
            Global  Operations Inc.;  Freeport-   on Form 10-Q for
            McMoRan  Resource Partners, Limited   the Quarterly
            Partnership;       Freeport-McMoRan   Period Ended
            Inc.;  and  IMC-Agrico  Company,  a   December 31,
            Delaware general partnership          1995*

10.i.(j)    Amendment  and Agreement Under  the   Exhibit 10.64 to
            Partnership Agreement, dated as  of   the Company's
            January 23, 1996, by and among IMC-   Quarterly Report
            Agrico  GP Company; Agrico, Limited   on Form 10-Q for
            Partnership; IMC-Agrico  MP,  Inc.;   the Quarterly
            IMC Global Operations Inc. and IMC-   Period Ended
            Agrico Company                        December 31,
                                                  1995*

10.i.(k)    Registration    Rights    Agreement   Exhibit 99.6 to
            dated  as  of March 1,  1996  among   the Company's
            IMC  Global Inc. and certain former   Quarterly Report
            stockholders    of    The    Vigoro   on Form 10-Q for
            Corporation                           the Quarterly
                                                  Period Ended
                                                  March 31, 1996*

10.iii.(a)** 1996      Long-Term     Performance   Exhibit 10.77 to
             Incentive Plan                        the Company's
                                                   Quarterly Report
                                                   on Form 10-Q for
                                                   the Quarterly
                                                   Period Ended
                                                   September 30,
                                                   1996*

10.iii.(b)** 1988 Stock Option & Award Plan,  as   Exhibit B to
             amended and restated                  Proxy Statement
                                                   dated March 25,
                                                   1999*

10.iii.(c)** 1994 Stock Option Plan for Non-       Exhibit 4(a) to
             Employee Directors                    Registration
                                                   Statement No. 33-
                                                   56911

10.iii.(d)** Supplemental Benefit Plan             Exhibit 10.12 to
                                                   Registration
                                                   Statement No. 33-
                                                   17091

10.iii.(e)** Supplemental    Defined     Benefit   Exhibit 10.7 to
             Executive   Retirement   Plan,   as   Registration
             amended through June 30, 1992         Statement No. 33-
                                                   17091

10.iii.(f)** Management     Compensation     and   Exhibit 10.14 to
             Benefit   Assurance   Program,   as   the Company's
             amended through August 17, 1995       Annual Report on
                                                   Form 10-K for the
                                                   Fiscal Year Ended
                                                   June 30, 1996*

10.iii.(g)** Form   of   Trust  Agreement   with   Exhibit 10.33 to
             Wachovia  Bank & Trust  Co.,  N.A.,   the Company's
             as amended through August 15, 1991    Annual Report on
                                                   Form 10-K for the
                                                   Fiscal Year Ended
                                                   June 30, 1992*

10.iii.(h)** Employment  Agreement dated  as  of   Exhibit 10.62 to
             January   29,   1998  between   IMC   the Company's
             Global  Inc. and Robert E.  Fowler,   Annual Report on
             Jr.                                   Form 10-K for the
                                                   Year Ended
                                                   December 31, 1997*

10.iii.(i)** Employment  Agreement dated  as  of   Exhibit 10.1 to
             September  15,  1998  between   IMC   the Company's
             Global Inc. and Douglas A. Pertz      Quarterly Report
                                                   on Form 10-Q for
                                                   the Quarterly
                                                   Period Ended
                                                   September 30,
                                                   1998*

10.iii.(j)** 1998  Stock  Option Plan  for  Non-   Exhibit 10.7 to
             Employee Directors                    the Company's
                                                   Current Report on
                                                   Form 8-K dated
                                                   May 14, 1998*

10.iii.(k)** Non-competition Agreement dated  as   Exhibit 10.81 to
             of   August  1,  1998  between  IMC   the Company's
             Global  Inc.  and  Robert  M.   Van   Annual Report on
             Patten                                Form 10-K for the
                                                   Year Ended
                                                   December 31, 1998*

10.iii.(l)** Severance  Agreement  dated  as  of   Exhibit 10.83 to
             August  1, 1998 between IMC  Global   the Company's
             Inc. and Robert M. Van Patten         Annual Report on
                                                   Form 10-K for the
                                                   Year Ended
                                                   December 31, 1998*

10.iii.(m)** Form  of  IMC Global Inc. and  IMC-                        X
             Agrico   MP,   Inc.  1998   Defined
             Contribution           Supplemental
             Executive Retirement Plan

10.iii.(n)** Form  of  IMC Global Inc. and  IMC-                        X
             Agrico  MP,  Inc. 1998 Supplemental
             Retirement  Plan, Restoration  Plan
             and Excess Benefit Plan Trust

10.iii.(o)** Retirement Agreement dated  October   Exhibit 10.1 to
             7,  1999  between IMC  Global  Inc.   the Company's
             and Robert E. Fowler, Jr.             Quarterly Report
                                                   on Form 10-Q for
                                                   the Quarterly
                                                   Period Ended
                                                   September 30,
                                                   1999*

10.iii.(p)** Form    of    Executive   Severance                        X
             Agreement  between IMC Global  Inc.
             and  S.J.  Demetriou, C.S. Hoffman,
             M.A.  Hynes, J.B. James, S.P. Malia
             and C.W. Merritt

10.iii.(q)** Employment  Agreement  dated   July                        X
             13,  1999  between IMC Global  Inc.
             and E. Paul Dunn

10.iii.(r)** "Gross-up"  Agreement  dated   July                        X
             13,  1999  between IMC Global  Inc.
             and E. Paul Dunn

10.iii.(s)** IMC     Global    Inc.     Deferred                        X
             Compensation  Plan for Non-Employee
             Directors

10.iii.(t)** Form  of  IMC Global Inc. and  IMC-                        X
             Agrico MP, Inc. Restoration Plan

10.iii.(u)** IMC   Global  Inc.  Voluntary  Non-                        X
             Qualified   Deferred   Compensation
             Plan

10.iii.(v)** First  amendment to the IMC  Global                        X
             Inc. 1998 Restoration Plan

12           Ratio of Earnings to Fixed Charges                         X

13           The  portions of IMC Global  Inc.'s                        X
             1999  Annual Report to Stockholders
             which        are       specifically
             incorporated by reference

18           Letter    Regarding    Change    in                        X
             Accounting Principle

21           Subsidiaries of the Registrant                             X

23           Consent  of  Ernst  &  Young   LLP,                        X
             Independent Auditors

24           Power of Attorney                                          X

27           Financial Data Schedule                                    X

*   SEC File No. 1-9759.
**  Denotes management contract or compensatory plan.

    (b)  Reports on Form 8-K.

         The Company filed a Current Report on Form 8-K for December 7, 1999, to report, under "Item 5, Other Events," the issuance of a press release on December 7, 1999.

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

                                      IMC GLOBAL INC.
                                      (Registrant)

                                      /s/    Douglas A. Pertz
                                      --------------------------
                                      Douglas A. Pertz
                                      Chief Executive Officer
                                      and President
Date:  March 28, 2000

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

          *              Chairman and Director                 March 28, 2000
---------------------
Joseph P. Sullivan

/s/ Douglas A. Pertz     Chief Executive Officer (principal    March 28, 2000
---------------------    executive officer), President
Douglas A. Pertz         (principal operating officer) and
                         Director

/s/ J. Bradford James    Executive Vice President and Chief    March 28, 2000
---------------------    Financial Officer (principal
J. Bradford James        financial officer)

/s/ Anne M. Scavone      Vice President and Controller         March 28, 2000
---------------------    (principal accounting officer)
Anne M. Scavone

        *                Director                              March 28, 2000
---------------------
Raymond F. Bentele

        *                Director                              March 28, 2000
---------------------
Rod F. Dammeyer

        *                Director                              March 28, 2000
---------------------
James M. Davidson

        *                Director                              March 28, 2000
---------------------
Harold H. MacKay

        *                Director                              March 28, 2000
---------------------
David B. Mathis

        *                Director                              March 28, 2000
---------------------
Donald F. Mazankowski

        *                Director                              March 28, 2000
---------------------
Richard L. Thomas

        *                Director                              March 28, 2000
---------------------
Pamela B. Strobel

*By:        /s/ Rose Marie Williams
            ------------------------
               Rose Marie Williams
               Attorney-in-fact


-------------------------------

(1)All statements, other than statements of historical fact contained within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

   Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental, and administrative proceedings involving the Company; success in implementing the Company's various initiatives including the divestiture of Chemicals and achieving successful strategic alternatives for the Salt business unit and a production facility located in Ogden, Utah; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.



(2)Since the amount of potassium in the common salts of potassium varies, the industry has established a common standard of measurement by defining a product's potassium content, or grade, in terms of equivalent percentages of potassium oxide (K2O). A K2O equivalent of 60 percent, 50 percent and 22 percent is the customary minimum standard for muriate of potash, sulphate of potash and double sulphate of potash magnesia products, respectively.