Form 10-Q
period 2000-03-31
IMC GLOBAL INC
filed 2000-05-12
CIK 820626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

Commission file number 1-9759

IMC Global Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3492467 (I.R.S. Employer Identification No.)

2100 Sanders Road
Northbrook, Illinois 60062
(847) 272-9200
(Address and telephone number, including area code, of registrant's principal executive offices)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes Ö . No____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,499,025 shares, excluding 10,686,276 treasury shares as of May 8, 2000.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31
	2000	1999
	_________________________
Net sales	$ 620.8	$ 667.3
Cost of goods sold	467.2	468.9
Gross margins	153.6	198.4

Selling, general and administrative expenses	35.3	35.0
Operating earnings	118.3	163.4

Interest expense	39.2	40.5
Other (income) expense, net	0.7	(4.2)
Earnings from continuing operations before minority interest	78.4	127.1
Minority interest	1.3	13.4
Earnings from continuing operations before taxes	77.1	113.7
Provision for income taxes	28.9	42.7
Earnings from continuing operations before cumulative effect of a change in accounting principle	48.2	71.0
Loss from discontinued operations	-	(2.8)
Earnings before cumulative effect of a change in accounting principle	48.2	68.2
Cumulative effect of a change in accounting principle	-	(7.5)
Net earnings	$ 48.2	$ 60.7
	=====	=====
Basic and diluted earnings per share:
Earnings from continuing operations before cumulative effect of a change in accounting principle	$ 0.42	$ 0.62
Loss from discontinued operations	-	(0.02)
Cumulative effect of a change in accounting principle	-	(0.07)
Net earnings per share	$ 0.42	$ 0.53
	=====	=====
Basic weighted average number of shares outstanding	114.4	114.3

Diluted weighted average number of shares outstanding	114.6	114.5

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

Assets	(Unaudited) March 31 2000	December 31 1999
	_________________________
Current assets:
Cash and cash equivalents	$ 57.7	$ 80.8
Receivables, net	297.7	254.2
Inventories, net	390.1	439.6
Deferred income taxes	135.3	135.3
Other current assets	13.2	18.0
Total current assets	894.0	927.9

Property, plant and equipment, net	3,218.8	3,250.7
Net assets of discontinued operations held for sale	288.2	301.5
Other assets	704.6	715.8

Total assets	$5,105.6	$5,195.9
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 192.1	$ 200.9
Accrued liabilities	282.7	260.1
Short-term debt and current maturities of long-term debt	17.2	29.9
Total current liabilities	492.0	490.9

Long-term debt, less current maturities	2,415.6	2,518.7
Deferred income taxes	577.8	589.6
Other noncurrent liabilities	503.3	516.6
Stockholders' equity:
Common stock, $1 par value, authorized 300,000,000 shares; issued 125,163,572 shares at March 31 and December 31	125.2	125.2
Capital in excess of par value	1,697.9	1,698.1
Retained deficit	(370.7)	(411.1)
Accumulated other comprehensive income	(40.7)	(37.3)
Treasury stock, at cost, 10,676,276 shares at March 31 and December 31	(294.8)	(294.8)
Total stockholders' equity	1,116.9	1,080.1

Total liabilities and stockholders' equity	$5,105.6	$5,195.9
	======	======

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31
	2000	1999
	__________________________
Cash Flows from Operating Activities
Net earnings	$ 48.2	$ 60.7
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	56.2	66.0
Minority interest	1.3	13.2
Deferred income taxes	(11.8)	6.7
Other charges and credits, net	9.3	(2.9)
Changes in:
Receivables	(43.5)	24.5
Inventories	49.5	58.2
Other current assets	4.8	(7.4)
Accounts payable	(8.8)	(34.0)
Accrued liabilities	22.5	(7.2)
Net current assets of discontinued operations	(2.0)	6.2
Net cash provided by operating activities	125.7	184.0
Cash Flows from Investing Activities
Capital expenditures	(20.3)	(80.4)
Other	0.5	1.2
Net cash used in investing activities	(19.8)	(79.2)
Net cash provided before financing activities	105.9	104.8
Cash Flows from Financing Activities
Cash distributions to the unitholders of Phosphate Resource Partners Limited Partnership	(4.5)	(5.0)
Payments of long-term debt	(127.9)	(0.9)
Proceeds from issuance of long-term debt, net	24.8	5.1
Changes in short-term debt, net	(12.7)	(144.7)
Stock options exercised and restricted stock awards	-	1.4
Cash dividends paid	(8.7)	(9.1)
Net cash used in financing activities	(129.0)	(153.2)

Net change in cash and cash equivalents	(23.1)	(48.4)
Cash and cash equivalents - beginning of period	80.8	110.6
Cash and cash equivalents - end of period	$ 57.7	$ 62.2
	=======	======

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

1.     Restructuring Activities

1999 Restructuring Charge

During the fourth quarter of 1999, the Company announced and began implementing a Company-wide rightsizing program (Rightsizing Program) which was designed to simplify and focus the Company's core businesses. The key components of the Rightsizing Program are: (i) shutdown and permanent closure of the Nichols and Payne Creek facilities at IMC Phosphates (Phosphates) resulting from an optimization program that will reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; (ii) an asset rightsizing program at IMC Potash (Potash) resulting from a recently revised mine plan; (iii) closure of a facility at IMC Salt (Salt); and (iv) corporate and business unit headcount reductions. In conjunction with the Rightsizing Program, the Company recorded a special charge of $179.0 million, $95.6 million after tax and minority interest, or $0.83 per share, in the fourth quarter of 1999.

Activity related to accruals for the Rightsizing Program during the period January 1, 2000 to March 31, 2000 was as follows:

	Accrual as of January 1, 2000	Cash Paid	Accrual as of March 31, 2000
Non-employee exit costs
Demolition and closure costs	$ 46.6	$ 2.9	$ 43.7
Other	5.5	3.6	1.9

Employee headcount reductions:
Severance benefits	28.8	11.5	17.3

Total	$ 80.9	$ 18.0	$ 62.9
	=====	=====	=====

The timing and costs of the Rightsizing Program are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999. During the first quarter of 2000, 153 employees left the Company in accordance with their target departure date.

1998 Restructuring Charge

During the fourth quarter of 1998, the Company developed and began execution of a plan to improve profitability (Project Profit). Project Profit was comprised of four major initiatives: (i) the combination of certain activities within the Potash and Phosphates business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining, concentrated phosphate and salt production/distribution operations and processes in an effort to reduce costs; (iii) simplification of current business activities by eliminating businesses not deemed part of the Company's core competencies; and (iv) reduction of operational and corporate headcount. In conjunction with Project Profit, the Company recorded a special charge of $193.3 million, $113.4 million after tax and minority interest, in the fourth quarter of 1998.

Activity related to accruals for Project Profit during the period January 1, 2000 to March 31, 2000 was as follows:

	Accrual as of January 1, 2000	Cash Paid	Accrual as of March 31, 2000
Non-employee exit costs:
Demolition and closure costs	$ 26.9	$ 4.0	$ 22.9
Idled leased transportation equipment	8.8	1.4	7.4
Other	2.0	-	2.0

Employee headcount reductions:
Severance benefits	0.4	0.1	0.3

Total	$ 38.1	$ 5.5	$ 32.6
	=====	=====	=====

The timing and costs of Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999.

2.     Divestitures

In the fourth quarter of 1999, the Company decided to discontinue its oil and gas business which primarily consisted of Phosphate Resource Partners Limited Partnership's (PLP) interest in the Company's multi-year oil and natural gas exploration program with McMoRan Exploration Company (Exploration Program). The Company sold its interest, through PLP, in the Exploration Program for proceeds of $32.0 million. The Consolidated Statement of Operations has been restated for the applicable 1999 period presented to report the operating results of the oil and gas business as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations."

In December 1999, the Company received Board of Director approval for a plan to sell the entire IMC Chemicals (Chemicals) business unit. For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated loss on disposal, have been classified as Net assets of discontinued operations held for sale. See the table below for the detail of Chemicals' assets and liabilities.

	March 31	December 31
	2000	1999
	________________________
Assets:
Receivables, net	$ 100.3	$ 106.0
Inventories, net	45.8	50.7
Other current assets	3.9	4.0
Property, plant and equipment, net	222.4	231.7
Other assets	-	6.5
Total assets	372.4	398.9

Liabilities:
Accounts payable	48.5	55.9
Accrued liabilities	26.7	31.9
Other noncurrent liabilities	9.0	9.6
Total liabilities	84.2	97.4
Net assets of discontinued operations held for sale	$ 288.2	$ 301.5
	=====	=====

The Company is also exploring strategic options, including divestiture, for Salt and a production facility located in Ogden, Utah (Ogden) and may combine the possible divestiture of these two businesses with the Chemicals divestiture. If Salt and Ogden are included with the Chemicals divestiture, the net book value at March 31, 2000 of the combined businesses would be approximately $1.5 billion, before consideration of deferred tax assets and liabilities. The Company is currently in discussion with potential buyers and anticipates a sale to be completed by the end of 2000 with projected proceeds in excess of $1.0 billion.

3.     Adoption of SOP 98-5

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which mandated that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to the adoption of SOP 98-5, the Company capitalized its start-up costs (i.e., pre-operating costs). The Company adopted the provisions of SOP 98-5 in its financial statements beginning January 1, 1999 and, accordingly, recorded a charge for the cumulative effect of an accounting change of $7.5 million, or $0.07 per share, after tax and minority interest, in order to expense start-up costs that had been previously capitalized. The future impact of SOP 98-5 is not expected to be material to the Company's operating results.

4.     Inventories

Inventories as of March 31, 2000 and December 31, 1999 were as follows:
	March 31	December 31
	2000	1999
	_____________________________
Products (principally finished)	$ 310.7	$358.7
Operating materials and supplies	92.2	97.8
	402.9	456.5
Less: Inventory allowances	12.8	16.9
Inventories, net	$ 390.1	$ 439.6
	======	=======

5.     Operating Segments

Segment information for 2000 and 1999 was as followsa:

IMC PhosFeed	IMC Potash	IMC Salt	Other	Total

Three months ended March 31, 2000
Net sales from external customers	$ 308.1	$ 203.2	$ 109.5	$ -	$ 620.8
Intersegment net sales	19.5	9.6	0.7	-	29.8
Gross margins	44.2	81.0	35.0	(6.6)	153.6
Operating earnings (loss)	33.1	76.9	25.1	(16.8)	118.3

Three months ended March 31, 1999
Net sales from external customers	$ 381.2	$ 161.2	$ 125.0	$ (0.1)	$ 667.3
Intersegment net sales	37.0	25.8	0.6	-	63.4
Gross margins	95.9	69.9	44.7	(12.1)	198.4
Operating earnings (loss)	85.4	64.9	36.2	(23.1)	163.4

a  The operating results of Chemicals and the oil and gas business have not been included in the segment information above as these businesses have been classified as discontinued operations. See Note 2.

6.     Comprehensive Income

Comprehensive income, net of taxes, was as follows:

	Three months ended March 31
	2000	1999
Comprehensive income:
Net earnings	$ 48.2	$ 60.7
Foreign currency translation adjustment	(3.4)	11.6
Total comprehensive income for the period	$ 44.8	$ 72.3
	=====	=====

7.     Earnings Per Share

The numerator for both basic and diluted earnings per share (EPS) is (i) income from continuing operations before the cumulative effect of an accounting change; (ii) loss from discontinued operations; (iii) cumulative effect of an accounting change or; (iv) net income, as applicable. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator of the basic and diluted per share computations:

	Three months ended March 31
	2000	1999
Basic EPS shares	114.4	114.3
Effect of dilutive securities
Stock options and restricted stock awards	0.2	0.2
Diluted EPS shares	114.6	114.5
	=====	=====

Options to purchase approximately 7.9 million and 5.6 million shares of common stock at March 31, 2000 and 1999, respectively, and warrants to purchase approximately 8.4 million shares of common stock at March 31, 2000 and 1999, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2000 vs. three months ended March 31, 1999

Overview

Net sales for the first quarter of 2000 were $620.8 million and gross margins were $153.6 million. Earnings from continuing operations for the first quarter of 2000 were $48.2 million, or $0.42 per share. Net sales for the first quarter of 1999 were $667.3 million and gross margins were $198.4 million. Earnings from continuing operations for the first quarter of 1999 were $71.0 million, or $0.62 per share. Net earnings for the first quarter of 1999 of $60.7 million, or $0.53 per share, were reduced by a loss from discontinued operations of $2.8 million, or $0.02 per share, and a cumulative effect of a change in accounting principle of $7.5 million, or $0.07 per share. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.

Net sales for the first quarter of 2000 decreased seven percent from the prior year period while gross margins decreased 23 percent. The decrease in sales and margins was mainly attributable to significantly reduced phosphate pricing at Phosphates, reduced salt volumes at the Salt business unit and lower potash pricing at the Potash business unit. These decreases were partially offset by Project Profit and Rightsizing Program cost savings as well as strong potash volumes.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

IMC PhosFeed (PhosFeed) represents the IMC Phosphates and IMC Feed Ingredients business units.

PhosFeed's net sales for the first quarter of 2000 declined 22 percent to $327.6 million compared to $418.2 million for the same period last year largely due to lower average sales realizations. Lower average concentrate sales prices, driven by lower average diammonium phosphate (DAP) realizations, reduced sales by $72.0 million. Average DAP prices fell 25 percent to $132 per short ton in the first quarter of 2000 from $176 per short ton in the first quarter of 1999. Decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $11.3 million. Also, sales of uranium and urea decreased $9.3 million and $4.4 million, respectively, as a result of exiting these two businesses as part of Project Profit.

Gross margins decreased 54 percent to $44.2 million for the first quarter of 2000 compared to $95.9 million for the first quarter of last year. The decrease is mainly attributable to the lower prices discussed above, partially offset by increased Project Profit and Rightsizing Program savings of approximately $20.0 million.

 l   All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Demand for phosphate products remains depressed and curtailment of full operating capacity will be necessary to stabilize phosphate rock inventories. PhosFeed will balance phosphate rock inventory with demand and will suspend production throughout all phosphate mining operations for an approximate two-week period during the third quarter of 2000.

IMC Potash

Potash's net sales increased 14 percent to $212.8 million in the first quarter of 2000 from $187.0 million for the same period in 1999. Significantly higher domestic and export sales volumes more than offset reduced prices. The early start to the domestic spring planting season coupled with higher export activity led to a double-digit net sales growth over the prior year.

Gross margins increased 16 percent to $81.0 million for the first quarter of 2000 from $69.9 million for the same period in 1999. Gross margins were positively impacted by the higher volumes discussed above, as well as by favorable plant performance from higher operating rates and Rightsizing Program savings; partially offset by a decline in prices.

IMC Salt

Salt's net sales decreased 12 percent to $110.2 million in the first quarter of 2000 compared to $125.6 million in the first quarter of 1999. This decrease in sales was attributable to lower domestic volumes from the unusually warm winter weather in North America, partially offset by increased rock salt volumes in the United Kingdom.

Gross margins decreased 22 percent to $35.0 million in the first quarter of 2000 from $44.7 million for the same period in 1999 as a result of the decreased sales volumes discussed above.

Key Statistics

The following table summarizes the Company's core business sales volumes and average selling prices for the three months ended March 31:

	2000	1999
Sales volumes (in thousands of short tons)[a]:
IMC Phosphates	1,636	1,690
IMC Potash	2,650	2,181
IMC Salt	4,343	5,210

Average price per ton[b]:
DAP	$132	$176
Potash	$78	$83
Salt	$25	$24

a     Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.

b     Average prices represent sales made FOB plant/mine.

Other (Income) Expense, Net

Other expense, net for the current quarter increased $4.9 million to $0.7 million from income of $4.2 million for the same period in 1999. The fluctuation was mainly attributable to the absence of a gain on the sale of an investment which was recognized in the prior year.

Minority Interest

Minority interest decreased $12.1 million from the same period last year to $1.3 million. The decrease in minority interest expense was primarily attributable to significantly lower earnings of IMC-Agrico Company, a 78.9 percent owned subsidiary of the Company, as compared to the prior year period.

Restructuring Activities

The timing and costs of the Rightsizing Program and Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999. During the three months ended March 31, 2000, 153 employees left the Company as part of the Rightsizing Program in accordance with their target departure date. See Note 1 of Notes to Condensed Consolidated Financial Statements.

Divestitures

In December 1999, the Company received Board of Director approval for a plan to sell the entire Chemicals business unit. For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated loss on disposal, have been classified as Net assets of discontinued operations held for sale. The Company is also exploring strategic options, including divestiture, for Salt and Ogden and may combine the possible divestiture of these two businesses with the Chemicals divestiture. If Salt and Ogden are included with the Chemicals divestiture, the net book value at March 31, 2000 of the combined businesses would be approximately $1.5 billion, before consideration of deferred tax assets and liabilities. The Company is currently in discussion with potential buyers and anticipates a sale to be completed by the end of 2000 with projected proceeds in excess of $1.0 billion.

Capital Resources and Liquidity

The Company generates significant cash from operations and has sufficient borrowing capacity to meet its operating and discretionary spending requirements.

Operating activities generated $125.7 million of cash in the first quarter of 2000 compared with $184.0 million for the same period in 1999. The decrease of $58.3 million was primarily driven by increased working capital as a result of higher receivables from Potash sales partially offset by lower tax payments based on reduced earnings.

Net cash used in investing activities in the first quarter of 2000 of $19.8 million decreased $59.4 million from $79.2 million in the first quarter of 1999. The decrease was primarily a result of lower capital expenditures of $60.1 million. Significantly reduced expenditures at PhosFeed and Potash as well as the absence of capital expenditures for Chemicals, the oil and gas business and the IMC AgriBusiness (AgriBusiness) business unit contributed to the spending level. AgriBusiness was sold by the Company in April 1999. The Company estimates that its capital expenditures from continuing operations for 2000 will approximate $150.0 million, after minority interest, and will be financed primarily from operations.

Cash used in financing activities in the first quarter of 2000 of $129.0 million decreased $24.2 million from $153.2 million in the first quarter of 1999. This decrease in cash used in financing activities was primarily a result of lower net debt payments of $24.7 million in the current year.

In the first quarter of 2000, the Company's Board of Directors authorized the purchase of up to 5.4 million shares of the Company's stock through the use of a forward stock repurchase program executed by a third party financial institution. Under this authorization, the Company entered into a forward repurchase contract pursuant to which a financial institution purchased the entire 5.4 million shares during the first quarter. The forward allows, but does not require, the Company to acquire the shares at any time prior to March 2002.

Item 3.  Market Risk.

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize foreign currency risks, but not for trading purposes. At March 31, 2000, the Company's exposure to these market risk factors was not significant and had not materially changed from December 31, 1999.

Part II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description
4

First Amendment to the 364-Day Credit Agreement, dated as of April 11, 2000 among IMC Global Inc., a Delaware corporation, as borrower, the financial institutions parties thereto, and Bank of America, N.A., as Administrative Agent

10	Form of Retention Bonus and Severance Agreement between IMC Global Inc. and R.F. Clark
27	Financial Data Schedule

(b) Reports on Form 8-K.

No reports on Form 8-K have been filed during the quarter ended March 31, 2000.

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: /s/ Anne M. Scavone Anne M. Scavone Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date: May 12, 2000

Exhibit Index
Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

4

First Amendment to the 364-Day Credit Agreement, dated as of April 11, 2000 among IMC Global Inc., a Delaware corporation, as borrower, the financial institutions parties thereto, and Bank of America, N.A., as Administrative Agent

X

10	Form of Retention Bonus and Severance Agreement between IMC Global Inc. and R.F. Clark		X

27	Financial Data Schedule		X