Form 10-Q
period 2000-06-30
IMC GLOBAL INC
filed 2000-08-14
CIK 820626

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

Commission file number 1-9759

IMC Global Inc.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3492467 (I.R.S. Employer Identification No.)

100 South Saunders Road
Lake Forest, Illinois 60045
(847) 739-1200
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

Yes Ö . No____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,797,618 shares, excluding 10,387,683 treasury shares as of August 7, 2000.

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

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2000	1999	2000	1999
Net sales	$ 505.8	$ 660.3	$ 1,126.6	$ 1,327.6
Cost of goods sold	392.4	492.7	859.6	961.6
Gross margins	113.4	167.6	267.0	366.0

Selling, general and administrative expenses	35.4	36.6	70.7	71.6
Restructuring activity	(2.5)	-	(2.5)	-
Operating earnings	80.5	131.0	198.8	294.4

Interest expense	39.0	38.6	78.2	79.1
Other income, net	(2.3)	(3.9)	(1.6)	(8.1)
Earnings from continuing operations before minority interest	43.8	96.3	122.2	223.4
Minority interest	(1.5)	11.2	(0.2)	24.6
Earnings from continuing operations before taxes	45.3	85.1	122.4	198.8
Provision for income taxes	17.0	32.0	45.9	74.7
Earnings from continuing operations before cumulative effect of a change in accounting principle	28.3	53.1	76.5	124.1
Loss from discontinued operations	-	(0.9)	-	(3.7)
Earnings before cumulative effect of a change in accounting principle	28.3	52.2	76.5	120.4
Cumulative effect of a change in accounting principle	-	-	-	(7.5)
Net earnings	$ 28.3	$ 52.2	$ 76.5	$ 112.9
	=====	=====	======	=====
Basic and diluted earnings per share:
Earnings from continuing operations before cumulative effect of a change in accounting principle	$ 0.25	$ 0.47	$ 0.67	$ 1.09
Loss from discontinued operations	-	(0.01)	-	(0.03)
Cumulative effect of a change in accounting principle	-	-	-	(0.07)
Net earnings per share	$ 0.25	$ 0.46	$ 0.67	$ 0.99
	=====	=====	=====	=====
Basic weighted average number of shares outstanding	114.4	114.4	114.4	114.3

Diluted weighted average number of shares outstanding	114.8	114.6	114.8	114.6

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

Assets	(Unaudited) June 30, 2000	December 31, 1999
Current assets:
Cash and cash equivalents	$ 21.9	$ 80.8
Receivables, net	201.8	254.2
Inventories, net	418.1	439.6
Deferred income taxes	135.3	135.3
Other current assets	7.5	18.0
Total current assets	784.6	927.9

Property, plant and equipment, net	3,186.2	3,250.7
Net assets of discontinued operations held for sale	269.5	301.5
Other assets	722.4	715.8

Total assets	$ 4,962.7	$ 5,195.9
	=======	=======
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 162.7	$ 200.9
Accrued liabilities	248.3	260.1
Short-term debt and current maturities of long-term debt	21.2	29.9
Total current liabilities	432.2	490.9

Long-term debt, less current maturities	2,342.2	2,518.7
Deferred income taxes	576.3	589.6
Other noncurrent liabilities	486.1	516.6
Stockholders' equity:
Common stock, $1 par value, authorized 300,000,000 shares; issued 125,185,301 and 125,163,572 shares at June 30 and December 31, respectively	125.2	125.2
Capital in excess of par value	1,697.8	1,698.1
Accumulated deficit	(351.1)	(411.1)
Accumulated other comprehensive loss	(51.4)	(37.3)
Treasury stock, at cost, 10,387,683 and 10,676,276 shares at June 30 and December 31, respectively	(294.6)	(294.8)
Total stockholders' equity	1,125.9	1,080.1

Total liabilities and stockholders' equity	$ 4,962.7	$ 5,195.9
	=======	=======

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS(In millions)
(Unaudited)

	Six months ended June 30
	2000 _______	1999 _______
Cash Flows from Operating Activities
Net earnings	$ 76.5	$ 112.9
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	111.5	135.3
Minority interest	(0.2)	24.8
Deferred income taxes	(13.3)	7.4
Other charges and credits, net	11.5	14.1
Changes in:
Receivables	52.4	95.8
Inventories	21.4	90.1
Other current assets	10.6	(1.8)
Accounts payable	(38.2)	(79.7)
Accrued liabilities	(11.8)	(14.2)
Net current assets of discontinued operations	8.0	-
Net cash provided by operating activities	228.4	413.1

Cash Flows from Investing Activities
Capital expenditures	(53.1)	(156.8)
Acquisitions, net of cash acquired	-	(7.4)
Proceeds from sale of business	-	263.9
Proceeds from sale of investment	-	12.8
Proceeds from sale of property, plant and equipment	1.1	1.7
Net cash provided by (used in) investing activities	(52.0)	114.2
Net cash provided before financing activities	176.4	527.3

Cash Flows from Financing Activities
Cash distributions to the unitholders of Phosphate Resource Partners Limited Partnership	(4.5)	(6.5)
Payments of long-term debt	(198.7)	(90.0)
Proceeds from issuance of long-term debt, net	24.8	3.0
Changes in short-term debt, net	(11.3)	(463.7)
Cash distributions to Vigoro Corporation preferred stockholders	(28.2)	-
Stock options exercised and restricted stock awards	0.1	2.5
Cash dividends paid	(17.5)	(18.3)
Net cash used in financing activities	(235.3)	(573.0)

Net change in cash and cash equivalents	(58.9)	(45.7)
Cash and cash equivalents - beginning of period	80.8	110.6
Cash and cash equivalents - end of period	$ 21.9	$ 64.9
	=====	=====

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

1.   Restructuring Activities

1999 Restructuring Charge

During the fourth quarter of 1999, the Company announced and began implementing a Company-wide rightsizing program (Rightsizing Program) which was designed to simplify and focus the Company's core businesses. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities at IMC PhosFeed (PhosFeed) resulting from an optimization program that will reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; (ii) an asset rightsizing program at IMC Potash (Potash) resulting from a recently revised mine plan; (iii) the closure of a facility at IMC Salt (Salt); and (iv) corporate and business unit headcount reductions. In conjunction with the Rightsizing Program, the Company recorded a special charge of $179.0 million, $95.6 million after tax and minority interest, or $0.83 per share, in the fourth quarter of 1999.

Activity related to accruals for the Rightsizing Program during the period January 1, 2000 to June 30, 2000 was as follows:

	Accrual as of January 1, 2000	Cash Paid	Accrual as of June 30, 2000
Non-employee exit costs:
Demolition and closure costs	$ 46.6	$ 5.6	$ 41.0
Other	5.5	4.1	1.4

Employee headcount reductions:
Severance benefits	28.8	19.3	9.5

Total	$ 80.9	$ 29.0	$ 51.9
	====	====	====

The timing and costs of the Rightsizing Program are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999. During the first six months of 2000, 261 employees left the Company in accordance with their target departure date.

1998 Restructuring Charge

During the fourth quarter of 1998, the Company developed and began execution of a plan to improve profitability (Project Profit). Project Profit was comprised of four major initiatives: (i) the combination of certain activities within the Potash and PhosFeed business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining, concentrated phosphate and salt production/distribution operations and processes in an effort to reduce costs; (iii) simplification of current business activities by eliminating businesses not deemed part of the Company's core competencies; and (iv) reduction of operational and corporate headcount. In conjunction with Project Profit, the Company recorded a special charge of $193.3 million, $113.4 million after tax and minority interest, in the fourth quarter of 1998.

Activity related to accruals for Project Profit during the period January 1, 2000 to June 30, 2000 was as follows:

	Accrual as of January 1, 2000	Cash Paid	Accrual as of June 30, 2000
Non-employee exit costs:
Demolition and closure costs	$ 26.9	$ 8.1	$ 18.8
Idled leased transportation equipment	8.8	2.5	6.3
Other	2.0	0.7	1.3

Employee headcount reductions:
Severance benefits	0.4	0.2	0.2

Total	$ 38.1	$ 11.5	$ 26.6
	====	====	====

The timing and costs of Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999.

As part of Project Profit, the Company had written off certain assets in 1998. However, in April 2000, some of these assets were sold to a third party. The activity was recorded in the second quarter Statement of Earnings as a reduction of the restructuring charge previously recognized for Project Profit.

2.   Divestitures

In the fourth quarter of 1999, the Company decided to discontinue its oil and gas business which primarily consisted of Phosphate Resource Partners Limited Partnership's (PLP) interest in a multi-year oil and natural gas exploration (Exploration Program) with McMoRan Exploration Company. The Company sold its interest, through PLP, in the Exploration Program for proceeds of $32.0 million.

In December 1999, the Company received Board of Director approval for a plan to sell the entire IMC Chemicals (Chemicals) business unit. The Consolidated Statement of Earnings has been restated for the applicable 1999 periods presented to report the operating results of the oil and gas and chemicals businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations."

For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated loss on disposal, have been classified as Net assets of discontinued operations held for sale. See the table below for the detail of Chemicals' assets and liabilities.

	June 30 2000	December 31 1999
Assets:
Receivables, net	$ 96.6	$ 106.0
Inventories, net	41.7	50.7
Other current assets	4.8	4.0
Property, plant and equipment, net	217.7	231.7
Other assets	3.1	6.5
Total assets	363.9	398.9

Liabilities:
Accounts payable	36.3	55.9
Accrued liabilities	41.9	31.9
Other noncurrent liabilities	16.2	9.6
Total liabilities	94.4	97.4
Net assets of discontinued operations held for sale	$ 269.5	$ 301.5
	=====	=====

The Company is also exploring strategic options, including divestiture, for Salt and related production facilities located in Ogden, Utah (Ogden) and Hersey, Michigan (Hersey) and may combine the possible divestiture of these operations with the Chemicals divestiture. If Salt, Ogden and Hersey are included with the Chemicals divestiture, the net book value at June 30, 2000 of the combined businesses would be approximately $1.5 billion, before net deferred tax liabilities. The Company is currently in discussion with potential buyers and anticipates a sale to be completed by the end of 2000 for net proceeds in the range of $1.0 billion.

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

4.   Inventories

	June 30, 2000	December 31, 1999
Products (principally finished)	$ 338.0	$358.7
Operating materials and supplies	91.2	97.8
	429.2	456.5
Less: Inventory allowances	11.1	16.9
Inventories, net	$ 418.1	$ 439.6
	=====	=====

5.   Operating Segmentsa
IMC PhosFeed[b]	IMC Potash	IMC Salt	Other	Total

Three months ended June 30, 2000

Net sales from external customers	$ 267.0	$ 192.7	$ 46.1	$ -	$ 505.8
Intersegment net sales	18.1	9.0	0.5	-	27.6
Gross margins	29.7	82.9	5.9	(5.1)	113.4
Operating earnings (loss)	21.4	78.4	(2.3)	(17.0)	80.5

Six months ended June 30, 2000
Net sales from external customers	$ 575.1	$ 395.9	$ 155.6	$ -	$1,126.6
Intersegment net sales	37.6	18.6	1.2	-	57.4
Gross margins	73.9	163.9	40.9	(11.7)	267.0
Operating earnings (loss)	54.5	155.3	22.8	(33.8)	198.8

Three months ended June 30, 1999
Net sales from external customers	$ 415.6	$ 197.2	$ 47.9	$ (0.4)	$ 660.3
Intersegment net sales	20.7	5.3	0.5	-	26.5
Gross margins	89.7	69.7	9.5	(1.3)	167.6
Operating earnings (loss)	79.1	65.4	(0.1)	(13.4)	131.0

Six months ended June 30, 1999
Net sales from external customers	$ 796.8	$ 358.4	$ 172.9	$ (0.5)	$1,327.6
Intersegment net sales	57.7	31.1	1.1	-	89.9
Gross margins	185.6	139.6	54.2	(13.4)	366.0
Operating earnings (loss)	164.5	130.3	36.1	(36.5)	294.4
aThe operating results of Chemicals and the oil and gas business have not been included in the segment information above as these businesses have been classified as discontinued operations. See Note 2.
b Effective January 1, 2000, the Company realigned its internal management reporting structure by combining the previously separate phosphates and feed ingredients segments. As a result of this change, segment information for all periods has been restated to combine IMC Phosphates and IMC Feed Ingredients segments as the IMC PhosFeed segment.

6.   Comprehensive Income

Comprehensive income, net of taxes, was as follows:
	Three months ended June 30		Six months ended June 30
	2000	1999	2000	1999
Comprehensive income:
Net earnings	$ 28.3	$ 52.2	$ 76.5	$ 112.9
Foreign currency translation adjustment	(10.7)	13.3	(14.1)	24.9
Total comprehensive income for the period	$ 17.6	$ 65.5	$ 62.4	$ 137.8
	=====	=====	=====	======

7.   Earnings Per Share

The numerator for both basic and diluted earnings per share (EPS) is: (i) income from continuing operations before the cumulative effect of an accounting change; (ii) loss from discontinued operations; (iii) cumulative effect of an accounting change or; (iv) net income, as applicable. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator of the basic and diluted per share computations:
	Three months ended June 30		Six months ended June 30
	2000	1999	2000	1999
Basic EPS shares	114.4	114.4	114.4	114.3
Effect of dilutive securities:
Stock options and restricted stock awards	0.4	0.2	0.4	0.3
Diluted EPS shares	114.8	114.6	114.8	114.6
	====	====	====	====

Options to purchase approximately 7.9 million and 6.5 million shares of common stock as of June 30, 2000 and 1999, respectively, and warrants to purchase approximately 8.4 million shares of common stock as of June 30, 2000 and 1999, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

8.   Recently Issued Accounting Guidance

In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance regarding revenue recognition. The Company is in the process of determining the impact, if any, this new guidance will have on the Company's financial statements. The effect of any change will be reflected by the cumulative effect of an accounting change as of January 1, 2000. In May 2000, the SEC deferred the required effective date for implementation of SAB No. 101 until the fourth quarter of 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended June 30, 2000 vs. three months ended June 30, 1999

Overview

Net sales for the second quarter of 2000 were $505.8 million and gross margins were $113.4 million. Earnings from continuing operations for the second quarter of 2000 were $28.3 million, or $0.25 per share. Net sales for the second quarter of 1999 were $660.3 million and gross margins were $167.6 million. Earnings from continuing operations for the second quarter of 1999 were $53.1 million, or $0.47 per share. Net earnings for the second quarter of 1999 of $52.2 million, or $0.46 per share, were reduced by a loss from discontinued operations of $0.9 million, or $0.01 per share. See Note 2 of Notes to Condensed Consolidated Financial Statements.

Net sales for the second quarter of 2000 decreased 23 percent from the prior year period while gross margins decreased 32 percent. The decrease in sales and margins was generated by significantly reduced phosphate pricing and volumes, reduced salt volumes and lower potash pricing. These decreases were partially offset by Project Profit and Rightsizing Program cost savings as well as strong potash volumes.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

PhosFeed's net sales for the second quarter of 2000 declined 35 percent to $285.1 million compared to $436.3 million for the same period last year largely as a result of lower volumes and lower average sales realizations. Decreased shipments of concentrated phosphates, primarily diammonium phosphate (DAP), unfavorably impacted net sales by $89.1 million. Lower average concentrate sales prices, driven by decreased average DAP realizations, reduced sales by $57.0 million. Average DAP prices fell 23 percent to $130 per short ton in the second quarter of 2000 from $168 per short ton in the second quarter of 1999. Also, sales of urea and uranium decreased $5.6 million as a result of exiting these two businesses as part of Project Profit.

Gross margins decreased 67 percent to $29.7 million for the second quarter of 2000 compared to $89.7 million for the second quarter of last year. This decrease was mainly the result of the lower volumes and prices discussed above, partially offset by increased Project Profit and Rightsizing Program savings of approximately $18.2 million.

1.All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

IMC Potash

Potash's sales of $201.7 million were virtually unchanged from prior year sales of $202.5 million. Gross margins increased 19 percent to $82.9 million for the second quarter of 2000 from $69.7 million for the same period in 1999. Gross margins were positively impacted by favorable plant performance generated by higher operating rates and Rightsizing Program savings, partially offset by lower prices.

IMC Salt

Salt's net sales decreased four percent to $46.6 million for the second quarter of 2000 compared to $48.4 million for the same period in 1999. This decrease was mainly the result of lower sales realizations.

Gross margins decreased 38 percent to $5.9 million for the second quarter of 2000 from $9.5 million for the same period in 1999. This decrease resulted from the decreased sales realizations discussed above and higher logistics and distribution costs.

Key Statistics

The following table summarizes the Company's significant business units sales volumes and average selling prices for the three months ended June 30:
	2000	1999
Sales volumes (in thousands of short tons)a:
IMC Phosphates	1,439	1,973
IMC Potash	2,378	2,333
IMC Salt	1,408	1,435

Average price per tonb:
DAP	$130	$168
Potash	$ 82	$ 85
Salt	$ 33	$ 34

a Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB plant/mine.

Other Income, net

Other income, net for the second quarter of 2000 decreased $1.6 million to $2.3 million from $3.9 million for the same period in 1999. The fluctuation was mainly caused by foreign currency transactions.

Minority Interest

Minority interest decreased $12.7 million from the same period last year. The decrease in minority interest expense was primarily the result of significantly lower earnings of IMC Phosphates Company, a 78.9 percent owned subsidiary of the Company, as compared to the prior year period.

Six months ended June 30, 2000 vs. six months ended June 30, 1999

Overview

Net sales for the first six months of 2000 were $1,126.6 million and gross margins were $267.0 million. Earnings from continuing operations for the first six months of 2000 were $76.5 million, or $0.67 per share. Net sales for the first six months of 1999 were $1,327.6 million and gross margins were $366.0 million. Earnings from continuing operations for the first six months of 1999 were $124.1 million, or $1.09 per share. Net earnings for the first six months of 1999 of $112.9 million, or $0.99 per share, were reduced by a loss from discontinued operations of $3.7 million, or $0.03 per share, and a cumulative effect of a change in accounting principle of $7.5 million, or $0.07 per share. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.

Net sales for the first six months of 2000 decreased 15 percent from the prior year period while gross margins decreased 27 percent. The decrease in sales and margins was mainly the result of significantly reduced phosphate pricing and volumes, reduced salt volumes and lower potash pricing. These decreases were partially offset by Project Profit and Rightsizing Program cost savings as well as strong potash volumes.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

PhosFeed's net sales for the first six months of 2000 declined 28 percent to $612.7 million compared to $854.5 million for the same period last year largely as a result of lower phosphate average sales realizations and volumes. Lower average concentrate sales prices, driven by decreased average DAP realizations, reduced sales by $129.0 million. Average DAP prices fell 23 percent to $131 per short ton in the first six months of 2000 from $171 per short ton in the first six months of 1999. Decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $100.4 million. Also, sales of uranium and urea decreased $19.3 million as a result of exiting these two businesses as part of Project Profit.

Gross margins decreased 60 percent to $73.9 million for the first six months of 2000 compared to $185.6 million for the first six months of the prior year. This decrease was mainly the result of the lower prices and volumes discussed above, partially offset by increased Project Profit and Rightsizing Program savings of approximately $38.2 million.

Demand for phosphate products remains depressed and curtailment of full operating capacity will be necessary to stabilize phosphate inventories. PhosFeed will balance phosphate rock inventory with demand by suspending production throughout all phosphate mining operations for an approximate two-week period during the third quarter of 2000. Additionally, PhosFeed will curtail all phosphate fertilizer production at its Louisiana facilities in the third quarter of 2000 until further notice.

IMC Potash

Potash's net sales increased six percent to $414.5 million for the first six months of 2000 compared to $389.5 million for the same period in 1999. Significantly higher domestic and export sales volumes more than offset reduced prices.

Gross margins increased 17 percent to $163.9 million for the first six months of 2000 from $139.6 million for the same period in 1999. Gross margins improved as a result of higher volumes, favorable plant performance from higher operating rates and Rightsizing Program savings, partially offset by lower sales realizations.

IMC Salt

Salt's net sales decreased ten percent to $156.8 million for the first six months of 2000 compared to $174.0 million for the same period in 1999. This decrease was mainly attributable to lower volumes as a result of the milder winter weather.

Gross margins decreased 25 percent to $40.9 million for the first six months of 2000 from $54.2 million for the same period in 1999. The decrease resulted from the decreased volumes discussed above and higher logistics and distribution costs.

Key Statistics

The following table summarizes the Company's significant business units sales volumes and average selling prices for the six months ended June 30:

	2000	1999
Sales volumes (in thousands of short tons)a:
IMC Phosphates	3,075	3,663
IMC Potash	5,028	4,514
IMC Salt	5,751	6,645

Average price per tonb:
DAP	$131	$171
Potash	$ 80	$ 85
Salt	$ 27	$ 26
a Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB plant/mine.
Other Income, net

Other income, net for the first six months of 2000 decreased $6.5 million to $1.6 million from $8.1 million for the same period in 1999. This fluctuation was mainly caused by foreign currency transactions.

Minority Interest

Minority interest decreased $24.8 million from the same period last year. This decrease in minority interest expense was primarily the result of significantly lower earnings of IMC Phosphates Company as compared to the prior year period.

Restructuring Activities

The timing and costs of the Rightsizing Program and Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999. During the six months ended June 30, 2000, 261 employees left the Company as part of the Rightsizing Program in accordance with their target departure date. See Note 1 of Notes to Condensed Consolidated Financial Statements.

Divestitures

In December 1999, the Company received Board of Director approval for a plan to sell the entire Chemicals business unit. For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated loss on disposal, have been classified as Net assets of discontinued operations held for sale. The Company is also exploring strategic options, including divestiture, for Salt, Ogden and Hersey and may combine the possible divestiture of these operations with the Chemicals divestiture. If Salt, Ogden and Hersey are included with the Chemicals divestiture, the net book value at June 30, 2000 of the combined businesses would be approximately $1.5 billion, before net deferred tax liabilities. The Company is currently in discussion with potential buyers and anticipates a sale to be completed by the end of 2000 for net proceeds in the range of $1.0 billion.

Capital Resources and Liquidity

The Company generates significant cash from operations and has sufficient borrowing capacity to meet its operating and discretionary spending requirements.

Operating activities generated $228.4 million of cash in the first six months of 2000 compared with $413.1 million for the same period in 1999. The decrease of $184.7 million was primarily driven by the depressed agricultural economy which reduced operating cash flows.

Net cash used in investing activities in the first six months of 2000 of $52.0 million decreased $166.2 million from a source of funds of $114.2 million in the first six months of 1999. The additional net cash outlay in the current year resulted from the Company's receipt of significant proceeds in 1999 from the sale of AgriBusiness. In the current year, capital expenditures were $103.7 million lower than the prior year. Significantly reduced expenditures at PhosFeed and Potash as well as the absence of capital expenditures for the oil and gas business and AgriBusiness contributed to the reduced spending level. The Company estimates that its capital expenditures from continuing operations for 2000 will approximate $150.0 million, after minority interest, and will be financed primarily from operations.

Cash used in financing activities in the first six months of 2000 of $235.3 million decreased $337.7 million from $573.0 million in the first six months of 1999. This decrease in cash used in financing activities was primarily a result of lower net debt payments of $365.5 million in the current year.

In the first quarter of 2000, the Company's Board of Directors authorized the purchase of up to 5.4 million shares of the Company's stock through the use of a forward stock repurchase program executed by a third party financial institution. Under this authorization, the Company entered into a forward repurchase contract pursuant to which a financial institution purchased the entire 5.4 million shares during the first quarter of 2000. The forward allows, but does not require, the Company to acquire the shares by March 2002.

Item 3. Market Risk.

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize foreign currency risks, but not for trading purposes. At June 30, 2000, the Company's exposure to these market risk factors was not significant and had not materially changed from December 31, 1999.

Part II.   OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is a defendant, along with other Canadian and United States potash producers, in a class action antitrust lawsuit filed in federal court in 1993. The plaintiffs alleged a price-fixing conspiracy among North American potash producers beginning in 1987 and continuing until the filing of the complaint. The class action complaint against all defendants, including the Company, was dismissed by summary judgment in January 1997. The summary judgment dismissing the case was appealed by the plaintiffs to the United States Court of Appeals for the Eighth Circuit (Court of Appeals). The Court of Appeals in a divided opinion (2 to 1) rendered its decision reversing the grant of summary judgment as to certain defendants, including the Company, and affirming as to certain other defendants. The dissent strongly disagreed with the majority opinion, stating that the majority had erred in not affirming the dismissal of the case as to all defendants. According to the dissent, all of the defendants were entitled to summary judgment. The Company, along with the other defendants remaining in the case, obtained a rehearing of the case from the entire Court of Appeals and the decision of the Court of Appeals was vacated. The case was reargued before the entire Court of Appeals on September 13, 1999, and the Court of Appeals found that the class had failed to present evidence of collusion sufficient to create a genuine issue of material fact and affirmed the dismissal of the complaint by summary judgment. Plaintiffs filed a petition for a writ of certiorari with the Supreme Court of the United States. The Supreme Court has not yet ruled on the granting of the writ.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description
10.i.(a)

Amendment and Agreement dated as of January 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC Agrico Company

10.i.(b)

Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC Agrico Company

10.i.(c)

Amendment and Agreement dated as of December 22, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC Agrico Company

10.i.(d)

Amendment and Agreement dated as of June 26, 200 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC Agrico Company

27	Financial Data Schedule

(b) Reports on Form 8-K.

Up to the date of this report, the following reports on Form 8-K were filed:

Four reports under Items 4 and 7 dated April 27, 2000.

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: /s/ Anne M. Scavone Anne M. Scavone Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date: August 14, 2000

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.i.(a)

Amendment and Agreement dated as of January 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC Agrico Company

Exhibit 10.i.(a) to the Phosphate Resource Partners Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000*

10.i.(b)

Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC Agrico Company

Exhibit 10.i.(b) to the Phosphate Resource Partners Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000*

10.i.(c)

Amendment and Agreement dated as of December 22, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC Agrico Company

Exhibit 10.5 to the Phosphate Resource Partners Limited Partnership Annual Report on Form 10-K for the Year Ended December 31, 1998*

10.i.(d)

Amendment and Agreement dated as of June 26, 2000 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC-Agrico MP, Inc.; IMC Global Operations, Inc.; and IMC Agrico Company

Exhibit 10.i.(c) to the Phosphate Resource Partners Limited Partnership Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000*

27	Financial Data Schedule		X

*SEC File No. 1-9164