Form 10-Q
period 2000-09-30
IMC GLOBAL INC
filed 2000-11-09
CIK 820626

============================================================================

                  SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549


                               FORM 10-Q

          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 2000


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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,797,706 shares, excluding 10,387,683 treasury shares as of November 1, 2000.

============================================================================


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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)
                                    Three months ended    Nine months ended
                                       September 30         September 30
                                     2000        1999      2000       1999
----------------------------------------------------------------------------

Net sales                          $ 483.4     $ 521.5   $1,610.0   $1,849.1
Cost of goods sold                   419.8       424.3    1,279.4    1,385.9
                                   -------     -------   --------   --------
Gross margins                         63.6        97.2      330.6      463.2

Selling, general and administrative
 expenses                             31.2        32.6      101.9      104.2
Restructuring activity                 1.3           -       (1.2)         -
                                   -------     -------   --------   --------
Operating earnings                    31.1        64.6      229.9      359.0

Interest expense                      37.4        36.5      115.6      115.6
Other (income) expense, net           (1.8)        1.6       (3.4)      (6.5)
                                   -------     -------   --------   --------
Earnings (loss) from continuing operations
 before minority interest             (4.5)       26.5      117.7      249.9
Minority interest                     (6.0)        3.1       (6.2)      27.7
                                   -------     -------   --------   --------
Earnings from continuing operations
 before taxes                          1.5        23.4      123.9      222.2
Provision (benefit) for income taxes  (0.3)        8.8       45.6       83.5
                                   -------     -------   --------   --------
Earnings from continuing operations
 before cumulative effect of a change
 in accounting principle               1.8        14.6       78.3      138.7
Loss from discontinued operations     (8.8)       (1.4)      (8.8)      (5.1)
                                   -------     -------   --------   --------
Earnings (loss) before cumulative
 effect of a change in accounting
 principle                            (7.0)       13.2       69.5      133.6
Cumulative effect of a change in
 accounting principle                    -           -          -       (7.5)
                                   -------     -------   --------   --------
Net earnings (loss)                $  (7.0)    $  13.2   $   69.5   $  126.1
                                   =======     =======   ========   ========
Basic and diluted earnings (loss) per share:
Earnings from continuing operations
 before cumulative effect of a change
 in accounting principle           $  0.02     $  0.13   $   0.68   $   1.21
Loss from discontinued operations    (0.08)      (0.01)     (0.08)     (0.04)
Cumulative effect of a change in
 accounting principle                    -           -          -      (0.07)
                                   -------     -------   --------   --------
Net earnings (loss) per share      $ (0.06)    $  0.12   $   0.60   $   1.10
                                   =======     =======   ========   ========
Basic weighted average number of
 shares outstanding                  114.4       114.4      114.4      114.3

Diluted weighted average number of
 shares outstanding                  114.9       114.5      114.8      114.6


      (See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)
                                            (Unaudited)
                                            September 30,     December 31,
Assets                                          2000             1999
---------------------------------------------------------------------------

Current assets:
  Cash and cash equivalents                  $   22.0          $   80.8
  Receivables, net                               72.8             254.2
  Note receivable from affiliate                 59.2                 -
  Inventories, net                              394.8             439.6
  Deferred income taxes                         135.3             135.3
  Other current assets                            4.6              18.0
                                             --------          --------
    Total current assets                        688.7             927.9

Property, plant and equipment, net            3,182.0           3,250.7
Net assets of discontinued operations
 held for sale                                  265.5             301.5
Other assets                                    731.5             715.8
                                             --------          --------
Total assets                                 $4,867.7          $5,195.9
                                             ========          ========

Liabilities and Stockholders' Equity
---------------------------------------------------------------------------
Current liabilities:
  Accounts payable                           $  234.7          $  200.9
  Accrued liabilities                           221.0             260.1
  Short-term debt and current maturities of
   long-term debt                                37.5              29.9
                                             --------          --------
    Total current liabilities                   493.2             490.9

Long-term debt, less current maturities       2,229.6           2,518.7
Deferred income taxes                           573.6             589.6
Other noncurrent liabilities                    472.0             516.6
Stockholders' equity:
  Common stock, $1 par value, authorized
   300,000,000 shares; issued 125,185,301 and
   125,163,572 shares at September 30 and
   December 31, respectively                    125.2             125.2
  Capital in excess of par value              1,693.3           1,698.1
  Accumulated deficit                          (367.0)           (411.1)
  Accumulated other comprehensive loss          (59.5)            (37.3)
  Treasury stock, at cost, 10,387,683 and
   10,676,276 shares at September 30 and
   December 31, respectively                   (292.7)           (294.8)
                                             --------          --------
    Total stockholders' equity                1,099.3           1,080.1
                                             --------          --------
Total liabilities and stockholders' equity   $4,867.7          $5,195.9
                                             ========          ========


      (See Notes to Condensed Consolidated Financial Statements)


CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)
                                                      Nine months ended
                                                        September 30
                                                       2000       1999
------------------------------------------------------------------------

Cash Flows from Operating Activities
  Net earnings                                      $  69.5      $ 126.1
  Adjustments to reconcile net earnings to net
   cash provided by operating activities:
     Depreciation, depletion and amortization         163.0        203.8
     Minority interest                                 (6.2)        26.4
     Deferred income taxes                            (16.0)         3.0
     Other charges and credits, net                   (12.8)        (8.9)
     Changes in:
       Receivables                                    181.4         64.1
       Note receivable from affiliate                 (59.2)           -
       Inventories                                     44.7         70.4
       Other current assets                            17.5         (9.0)
       Accounts payable                                33.8        (40.0)
       Accrued liabilities                            (39.2)       (12.7)
       Net current assets of discontinued operations    5.9            -
                                                    -------      -------
     Net cash provided by operating activities        382.4        423.2
                                                    -------      -------
Cash Flows from Investing Activities
  Capital expenditures                               (105.0)      (211.1)
  Acquisitions, net of cash acquired                      -         (7.9)
  Proceeds from sale of business                          -        263.9
  Proceeds from sale of investment                        -         12.8
  Proceeds from sale of property, plant and equipment   3.2         16.6
                                                    -------      -------
       Net cash provided by (used in) investing
        activities                                   (101.8)        74.3
                                                    -------      -------
       Net cash provided before financing activities  280.6        497.5
                                                    -------      -------
Cash Flows from Financing Activities
  Cash distributions to the unitholders of Phosphate
   Resource Partners Limited Partnership               (4.5)       (21.5)
  Payments of long-term debt                         (338.7)      (158.7)
  Proceeds from issuance of long-term debt, net        52.2         53.1
  Changes in short-term debt, net                       5.0       (391.3)
  Cash distributions to Vigoro Corporation
   preferred stockholders                             (28.2)           -
  Stock options exercised and restricted stock
   awards                                               1.1          2.5
  Cash dividends paid                                 (26.3)       (27.3)
                                                    -------      -------
       Net cash used in financing activities         (339.4)      (543.4)
                                                    -------      -------

Net change in cash and cash equivalents               (58.8)       (45.9)
Cash and cash equivalents - beginning of period        80.8        110.6
                                                    -------      -------
Cash and cash equivalents - end of period           $  22.0      $  64.7
                                                    =======      =======


      (See Notes to Condensed Consolidated Financial Statements)



NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

1.Restructuring Activities
   ------------------------
  1999 Restructuring Charge
  During the fourth quarter of 1999, the Company announced and began implementing a Company-wide rightsizing program (Rightsizing Program) which was designed to simplify and focus the Company's core businesses. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities at IMC PhosFeed (PhosFeed) resulting from an optimization program that will reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; (ii) an asset rightsizing program at IMC Potash (Potash) resulting from a recently revised mine plan; (iii) the closure of a facility at IMC Salt (Salt); and (iv) corporate and business unit headcount reductions. In conjunction with the Rightsizing Program, the Company recorded a special charge of $179.0 million, $95.6 million after tax and minority interest, or $0.83 per share, in the fourth quarter of 1999.

  Activity related to accruals for the Rightsizing Program during the period January 1, 2000 to September 30, 2000 was as follows:


                                Accrual as of                Accrual as of
                               January 1, 2000  Cash Paid  September 30, 2000
                               ---------------  ---------  ------------------
   Non-employee exit costs:
     Demolition and closure costs  $ 46.6        $  9.4          $ 37.2
     Other                            5.5           4.9             0.6

   Employee headcount reductions:
     Severance benefits              28.8          24.7             4.1
                                   ------        ------          ------
   Total                           $ 80.9        $ 39.0          $ 41.9
                                   ======        ======          ======

  The timing and costs of the Rightsizing Program are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999. During the first nine months of 2000, 292 employees left the Company in accordance with their target departure date.

  1998 Restructuring Charge
  During the fourth quarter of 1998, the Company developed and began execution of a plan to improve profitability (Project Profit). Project Profit was comprised of four major initiatives: (i) the combination of certain activities within the Potash and PhosFeed business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining, concentrated phosphate and salt production/distribution operations and processes in an effort to reduce costs; (iii) simplification of current business activities by eliminating businesses not deemed part of the Company's core competencies; and (iv) reduction of operational and corporate headcount. In conjunction with Project Profit, the Company recorded a special charge of $193.3 million, $113.4 million after tax and minority interest, or $0.99 per share, in the fourth quarter of 1998.

  Activity related to accruals for Project Profit during the period January 1, 2000 to September 30, 2000 was as follows:


                               Accrual as of                Accrual as of
                              January 1, 2000  Cash Paid  September 30, 2000
                              ---------------  ---------  ------------------

  Non-employee exit costs:
    Demolition and closure costs  $ 26.9        $ 10.9         $ 16.0
    Idled leased transportation
     equipment                       8.8           3.6            5.2

      Other                          2.0           0.2            1.8

  Employee headcount reductions:
    Severance benefits               0.4           0.4              -
                                  ------        ------         ------
  Total                           $ 38.1        $ 15.1         $ 23.0
                                  ======        ======         ======


  The timing and costs of Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999.

  As part of Project Profit, the Company had written off certain assets in 1998. However, in April and July 2000, certain of these assets were sold to third parties. This activity was recorded in the Statement of Operations as an adjustment to the restructuring charge previously recognized for Project Profit.

2.Divestitures
  ------------
  In the fourth quarter of 1999, the Company decided to discontinue its oil and gas business which primarily consisted of Phosphate
  Resource Partners Limited Partnership's (PLP) interest in a multi-year oil and natural gas exploration program (Exploration Program) with McMoRan Exploration Company. The Company sold its interest, through  PLP,  in  the  Exploration Program  for  proceeds  of  $32.0 million.

  In  December  1999,  the Company received Board of Director  approval for a plan to sell the entire IMC Chemicals (Chemicals) business unit. The Company is currently continuing its discussions with potential buyers regarding the sale of Chemicals, in whole or in parts.

  The Company is also exploring strategic options, including divestiture, for Salt and a related production facility located in Ogden, Utah (Ogden). Discussions are currently being held with potential buyers for these businesses. If a decision is made to sell these operations, a pre-tax loss on the sale could approximate $500.0 million.

  The Company believes that it is unlikely that it can achieve the previously anticipated net proceeds in the range of $1.0 billion from the sales of the Salt and Chemicals businesses. Any final decision on asset sales will be based on what maximizes value now and in the future in the judgment of the Company.

  The Consolidated Statement of Operations has been restated for the applicable 1999 periods presented to report the operating results of the oil and gas and chemicals businesses as discontinued operations in accordance with Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations."

  For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated loss on disposal, have been classified as Net assets of discontinued operations held for sale. See the table below for the detail of Chemicals' assets and liabilities.

                                               September 30  December 31
                                                   2000          1999
                                               ------------  -----------
     Assets:
           Receivables, net                     $   95.6      $  106.0
           Inventories, net                         40.8          50.7
           Other current assets                      9.1           4.0
            Property, plant and equipment, net     208.7         231.7
           Other assets                              1.8           6.5
                                                --------      --------
     Total assets                                  356.0         398.9

     Liabilities:
           Accounts payable                         38.6          55.9
           Accrued liabilities                      36.7          31.9
           Other noncurrent liabilities             15.2           9.6
                                                --------      --------
     Total liabilities                              90.5          97.4
                                                --------      --------
     Net assets of discontinued operations
      held for sale                             $  265.5      $  301.5
                                                ========      ========

  In April 1999, the Company completed the sale of IMC AgriBusiness (AgriBusiness) and received proceeds of $263.9 million which were used to reduce the Company's outstanding indebtedness.

3.Adoption of SOP 98-5
  --------------------
  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities," which mandated that costs related to start-up activities be expensed as incurred, effective January 1, 1999. Prior to the adoption of SOP 98-5, the Company capitalized its start-up costs (i.e., pre-operating costs). The Company adopted the provisions of SOP 98-5 in its financial statements beginning January 1, 1999 and, accordingly, recorded a charge for the cumulative effect of an accounting change of $7.5 million, or $0.07 per share, after tax and minority interest, in order to expense start-up costs that had been previously capitalized.

4.Sale of Accounts Receivable
  ---------------------------
  In September 2000, the Company entered into an accounts receivable securitization facility (Securitization Facility) which expires on September 28, 2001, unless extended, and in any event no later than September 26, 2003. The Securitization Facility allows the Company to sell without recourse, on an on-going basis, certain of its trade accounts receivable to a wholly-owned unconsolidated special purpose vehicle (SPV). The SPV in turn may sell an interest in such receivables to a financial conduit for up to a $100.0 million net investment. The proceeds received by the SPV from the financial conduit are used to pay the Company for a portion of the purchase price of the receivables. The SPV pays for the remainder of the purchase price of the receivables through the issuance of notes payable to the Company, which bear interest at the Federal Funds Rate (6.5% at September 30, 2000) and are due no later than one year after the termination of the Securitization Facility.

  At September 30, 2000, the outstanding balance of trade accounts receivable sold to the SPV was $159.0 million and the net investment by the financial conduit was approximately $93.0 million, which represents the sale of substantially all eligible receivables at that date. The proceeds of the net investment from the financial conduit were used to reduce borrowings under the Company's commercial paper program. The principal amount of notes issued by the SPV to the Company in connection with the above sale, which is reflected in the Condensed Consolidated Balance Sheet as "Note receivable from affiliate," was $59.2 million.

5.Inventories
  -----------

                                       September 30    December 31
                                           2000            1999
                                       ------------    -----------
     Products (principally finished)     $ 313.1         $ 358.7
     Operating materials and supplies       90.0            97.8
                                         -------         -------
                                           403.1           456.5
     Less: Inventory allowances              8.3            16.9
                                         -------         -------
       Inventories, net                  $ 394.8         $ 439.6
                                         =======         =======

6.Operating Segments(a)
  ---------------------

                                IMC       IMC      IMC
                            PhosFeed(b)  Potash    Salt     Other     Total
                            -----------  ------    ----     -----     -----

   Three months ended September 30, 2000
   Net sales from external
    customers                $  281.6   $ 150.5  $  51.3   $    -   $  483.4
   Intersegment net sales        17.6       9.6      0.5        -       27.7
   Gross margins                 13.4      46.6     10.5     (6.9)      63.6
   Operating earnings (loss)      1.0      43.5      3.4    (16.8)      31.1

   Nine months ended September 30, 2000
   Net sales from external
    customers                $  856.7   $ 546.4  $ 206.9   $    -   $1,610.0
   Intersegment net sales        55.2      28.2      1.7        -       85.1
   Gross margins                 87.3     210.5     51.4    (18.6)     330.6
   Operating earnings (loss)     55.5     198.8     26.2    (50.6)     229.9

   Three months ended September 30, 1999
   Net sales from external
    customers                $  325.4   $ 141.2  $  55.0   $ (0.1)  $  521.5
   Intersegment net sales        18.8       9.4      0.5        -       28.7
   Gross margins                 50.7      42.5     13.1     (9.1)      97.2
   Operating earnings (loss)     40.5      42.1      4.9    (22.9)      64.6

   Nine months ended September 30, 1999
   Net sales from external
    customers                $1,122.2   $ 499.6  $ 227.9   $ (0.6)  $1,849.1
   Intersegment net sales        76.5      40.5      1.6        -      118.6
   Gross margins                236.3     182.1     67.3    (22.5)     463.2
   Operating earnings (loss)    205.0     172.4     41.0    (59.4)     359.0

   (a)The  operating results of Chemicals and the oil and gas  business have  not been included in the segment information above as these
      businesses have been classified as discontinued operations.   See
      Note 2.
   (b)Effective  January  1, 2000, the Company realigned  its  internal
      management   reporting  structure  by  combining  the  previously
      separate  phosphates and feed ingredients segments.  As a  result of  this  change,  segment information for all periods  has  been restated  to  combine  IMC Phosphates and  IMC  Feed  Ingredients segments as the IMC PhosFeed segment.

8.Comprehensive Income (Loss)
  -------------------------
  Comprehensive income (loss), net of taxes, was as follows:

                                  Three months ended    Nine months ended
                                     September 30          September 30
                                   2000        1999      2000        1999
                                   ----        ----      ----        ----
   Comprehensive income (loss):
     Net earnings (loss)         $ (7.0)      $ 13.2    $ 69.5      $126.1
     Foreign currency
      translation adjustment       (8.1)         2.9     (22.2)       27.8
                                 ------       ------    ------      ------
       Total comprehensive income
        (loss) for the period    $(15.1)      $ 16.1    $ 47.3      $153.9
                                 ======       ======    ======      ======

9.Earnings Per Share
  ------------------
  The  numerator for both basic and diluted earnings (loss)  per  share
  (EPS) is: (i) earnings from continuing operations before the cumulative effect of a change in accounting principle; (ii) loss from discontinued operations; (iii) cumulative effect of a change in accounting principle or; (iv) net earnings (loss), as applicable. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator for the basic and diluted earnings (loss) per share computations:

                                  Three months ended    Nine months ended
                                     September 30          September 30
                                   2000        1999      2000       1999
                                   ----        ----      ----       ----

   Basic EPS shares               114.4       114.4     114.4      114.3
   Effect of dilutive securities    0.5         0.1       0.4        0.3
                                  -----       -----     -----      -----
   Diluted EPS shares             114.9       114.5     114.8      114.6
                                  =====       =====     =====      =====

  Options to purchase approximately 7.9 million and 6.5 million shares of common stock as of September 30, 2000 and 1999, respectively, and warrants to purchase approximately 8.4 million shares of common stock as of September 30, 2000 and 1999, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

10.Recently Issued Accounting Guidance
   -----------------------------------
  In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance regarding revenue recognition. The Company is in the process of determining the impact, if any, this new guidance will have on the Company's financial statements. The effect of any change will be reflected by the cumulative effect of an accounting change as of January 1, 2000. In May 2000, the SEC deferred the required effective date for implementation of SAB No. 101 until the fourth quarter of 2000.

  Effective in the fourth quarter 2000, the Company will adopt the provisions of Emerging Issues Task Force (EITF) Issue No. 00-10, "Accounting for Shipping and Handling Fees and Costs," which provides guidance regarding classification of shipping and handling costs in the Consolidated Statement of Operations. The Company is in the process of determining the impact this reclassification of costs will have on the Company's financial statements.

  The Company believes that Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which the Company is required to adopt on January 1, 2001, will not have a material impact on the Company's financial statements.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations.(1)

       Results of Operations
       ---------------------
       Three months ended September 30, 2000 vs. three months ended September 30, 1999
       ----------------------------------------------------------------
       Overview
       Net sales for the third quarter of 2000 were $483.4 million and gross margins were $63.6 million. Earnings from continuing operations for the third quarter of 2000 were $1.8 million, or $0.02 per share. A net loss of $7.0 million, or $0.06 per share, included a loss from discontinued operations of $8.8 million, or $0.08 per share. Net sales for the third quarter of 1999 were $521.5 million and gross margins were $97.2 million. Earnings from continuing operations for the third quarter of 1999 were $14.6 million, or $0.13 per share. Net earnings for the third quarter of 1999 of $13.2 million, or $0.12 per share, included a loss from discontinued operations of $1.4 million, or $0.01 per share. See Note 2 of Notes to Condensed Consolidated Financial Statements.

       Net sales for the third quarter of 2000 decreased seven percent from the prior year period while gross margins decreased 35 percent. The decrease in sales and margins was the result of significantly reduced phosphate pricing, higher idle plant costs from temporary production cutbacks, increased raw material costs as well as slightly lower potash pricing. These decreases were partially offset by continued savings from cost reduction programs as well as strong potash volumes.

       The operating results of the Company's significant business units are discussed in more detail below.

       IMC PhosFeed
       PhosFeed's net sales for the third quarter of 2000 declined 13 percent to $299.2 million compared to $344.2 million for the same period last year largely as a result of lower average sales realizations and lower volumes. Lower average concentrate sales prices, driven by decreased average diammonium phosphate
       (DAP) realizations, reduced sales by $32.3 million. Average DAP prices fell 14 percent to $134 per short ton in the third quarter of 2000 from $156 per short ton in the third quarter of 1999. Concentrated phosphates domestic sales volumes, primarily DAP, rose 36 percent in the third quarter of 2000 while export shipments fell 20 percent. Overall, decreased shipments of concentrated phosphates, primarily DAP, unfavorably impacted net sales by $9.7 million.

       Gross margins decreased 74 percent to $13.4 million for the third quarter of 2000 compared to $50.7 million for the third quarter of last year. This decrease was mainly the result of the lower prices discussed above, higher idle plant costs from temporary production cutbacks and increased ammonia and natural gas costs, partially offset by savings from cost reduction programs of approximately $15.7 million and lower sulphur costs.

       Demand  for  phosphate  products remained depressed  during  the third quarter of 2000 and PhosFeed responded with the curtailment of full operating capacity to stabilize phosphate inventories. PhosFeed balanced phosphate rock inventory with demand by suspending production throughout all phosphate mining operations for an approximate two-week period during the third quarter of 2000. Additionally, PhosFeed curtailed phosphate fertilizer production at its Louisiana facilities for approximately two months in the third quarter of 2000; however, partial production resumed in September 2000 to fulfill customer requirements.

       IMC Potash
       Potash's net sales for the third quarter of 2000 increased six percent to $160.1 million compared to $150.6 million for the same period last year mainly as a result of higher volumes. Gross margins increased ten percent to $46.6 million for the third quarter of 2000 from $42.5 million for the same period in 1999. Gross margins were positively impacted by higher volumes and savings from cost reduction programs. These increases were partially offset by lower prices.

       IMC Salt
       Salt's net sales decreased seven percent to $51.8 million for the third quarter of 2000 compared to $55.5 million for the same period in 1999 mainly as a result of reduced North American highway deicing volumes and prices.

       Gross margins decreased 20 percent to $10.5 million for the third quarter of 2000 from $13.1 million for the same period in 1999. This decrease resulted from the lower North American highway deicing volumes and prices discussed above.

       Key Statistics
       The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended September 30:

                                             2000           1999
                                             ----           ----
          Sales volumes (in thousands of short tons)(a):
          IMC Phosphates                     1,522          1,574
          IMC Potash                         1,943          1,769
          IMC Salt                           1,523          1,649

          Average price per ton(b):
          DAP                                 $134           $156
          Potash                               $79            $81
          Salt                                 $34            $34

          (a)Sales  volumes  include tons sold captively.   Phosphates'
             volumes represent dry product tons, primarily DAP.
          (b)Average prices represent sales made FOB plant/mine.

       Other (Income) Expense, net
       Other (income) expense, net for the third quarter of 2000 increased $3.4 million to $1.8 million of income from expense of $1.6 million for the same period in 1999. This fluctuation was mainly caused by foreign currency transactions and the absence of a 1999 charge for an insurance deductible payment.

       Minority Interest
       Minority interest decreased $9.1 million from the same period last year. This decrease in minority interest expense was primarily the result of significantly lower earnings for IMC Phosphates Company, a 78.9 percent owned subsidiary of the Company, as compared to the prior year period.

       Nine months ended September 30, 2000 vs. nine months ended September 30, 1999
       ----------------------------------------------------------------
       Overview
       Net sales for the first nine months of 2000 were $1.6 billion and gross margins were $330.6 million. Earnings from continuing operations for the first nine months of 2000 were $78.3 million, or $0.68 per share. Net earnings for the first nine months of 2000 of $69.5 million, or $0.60 per share, included a loss from discontinued operations of $8.8 million, or $0.08 per share. Net sales for the first nine months of 1999 were $1.8 billion and gross margins were $463.2 million. Earnings from continuing operations for the first nine months of 1999 were $138.7 million, or $1.21 per share. Net earnings for the first nine months of 1999 of $126.1 million, or $1.10 per share, included a loss from discontinued operations of $5.1 million, or $0.04 per share, and a cumulative effect of a change in accounting principle of $7.5 million, or $0.07 per share. See Notes 2 and 3 of Notes to Condensed Consolidated Financial Statements.

       Net sales for the first nine months of 2000 decreased 13 percent from the prior year period while gross margins decreased 29 percent. The decrease in sales and margins was mainly the result of significantly reduced phosphate pricing and volumes, reduced salt volumes, lower potash pricing and higher raw material costs. These decreases were partially offset by savings from cost reduction programs as well as strong potash volumes.

       The operating results of the Company's significant business units are discussed in more detail below.

       IMC PhosFeed
       PhosFeed's net sales for the first nine months of 2000 declined 24 percent to $911.9 million compared to $1.2 billion for the same period last year largely as a result of lower phosphate average sales realizations and volumes. Lower average concentrate sales prices, driven by decreased average DAP realizations, reduced sales by $161.3 million. Average DAP prices fell 21 percent to $132 per short ton in the first nine months of 2000 from $167 per short ton in the first nine months of 1999. Concentrated phosphates export sales volumes, primarily DAP, fell 27 percent for the first nine months of 2000 while domestic shipments rose 13 percent. Overall, decreased shipments of concentrated phosphates unfavorably impacted net sales by an additional $110.1 million. Also, sales of uranium and urea decreased $20.2 million as a result of exiting these two businesses as part of Project Profit.

       Gross margins decreased 63 percent to $87.3 million for the first nine months of 2000 compared to $236.3 million for the first nine months of the prior year. This decrease was mainly the result of the lower prices and volumes discussed above, partially offset by savings from cost reduction programs of approximately $53.9 million.

       IMC Potash
       Potash's net sales increased six percent to $574.6 million for the first nine months of 2000 compared to $540.1 million for the same period in 1999. Significantly higher domestic and export sales volumes more than offset reduced prices.

       Gross margins increased 16 percent to $210.5 million for the first nine months of 2000 from $182.1 million for the same period in 1999. Gross margins improved as a result of higher volumes, favorable plant performance from higher operating rates and savings from cost reduction programs, partially offset by lower sales realizations.

       IMC Salt
       Salt's net sales decreased nine percent to $208.6 million for the first nine months of 2000 compared to $229.5 million for the same period in 1999. This decrease was mainly attributable to lower volumes as a result of the milder winter weather experienced in the 1999/2000 winter season.

       Gross margins decreased 24 percent to $51.4 million for the first nine months of 2000 from $67.3 million for the same period in 1999. The decrease primarily resulted from the decreased volumes discussed above coupled with higher logistics costs.

       Key Statistics
       The following table summarizes the Company's significant sales volumes and average selling prices for the nine months ended September 30:

                                               2000           1999
                                               ----           ----
          Sales volumes (in thousands of short tons)(a):
          IMC Phosphates                       4,597          5,237
          IMC Potash                           6,971          6,281
          IMC Salt                             7,274          8,294

          Average price per ton(b):
          DAP                                   $132           $167
          Potash                                 $80            $84
          Salt                                   $29            $28

          (a)Sales  volumes  include tons sold captively.   Phosphates'
             volumes represent dry product tons, primarily DAP.
          (b)Average prices represent sales made FOB plant/mine.

     Other (Income) Expense, net
     Other (income) expense, net for the first nine months of 2000 decreased $3.1 million to $3.4 million of income from $6.5 million of income for the same period in 1999. This fluctuation was mainly caused by the absence of proceeds received from the sale of an investment in the prior year, partially offset by foreign currency transactions.

     Minority Interest
     Minority interest decreased $33.9 million from the same period last year. This decrease in minority interest expense was primarily the result of significantly lower earnings for IMC Phosphates Company as compared to the prior year period.

     Restructuring Activities
     ------------------------
     The timing and costs of the Rightsizing Program and Project Profit are generally on schedule with the time and dollar estimates disclosed in the fourth quarter of 1999. During the first nine months ended September 30, 2000, 292 employees left the Company as part of the Rightsizing Program in accordance with their target departure date. See Note 1 of Notes to Condensed Consolidated Financial Statements.

     Divestitures
     ------------
     In December 1999, the Company received Board of Director approval for a plan to sell the entire Chemicals business unit. The Company is currently continuing its discussions with potential buyers regarding the sale of Chemicals, in whole or in parts. For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated loss on disposal, have been classified as Net assets of discontinued operations held for sale. The Company is also exploring strategic options, including divestiture, for Salt and Ogden. Discussions are currently being held with potential buyers for these businesses. If a decision is made to sell these operations, a pre-tax loss on the sale could approximate $500.0 million.

     The Company believes that it is unlikely that it can achieve the previously anticipated net proceeds in the range of $1.0 billion from the sales of the Salt and Chemicals businesses. Any final decision on asset sales will be based on what maximizes value now and in the future in the judgment of the Company.

     Sale of Accounts Receivables
     ----------------------------
     In September 2000, the Company entered into a Securitization Facility which expires on September 28, 2001, unless extended, and in any event no later than September 26, 2003. The Securitization Facility allows the Company to sell without recourse, on an on-going basis, certain of its trade accounts receivable to a SPV. The SPV in turn may sell an interest in such receivables to a financial conduit for up to a $100.0 million net investment. The proceeds received by the SPV from the financial conduit are used to pay the Company for a portion of the purchase price of the receivables. The SPV pays for the remainder of the purchase price of the receivables through the issuance of notes payable to the Company, which bear interest at the Federal Funds Rate (6.5% at September 30, 2000) and are due no later than one year after the termination of the Securitization Facility.

     At September 30, 2000, the outstanding balance of trade accounts receivable sold to the SPV was $159.0 million and the net investment by the financial conduit was approximately $93.0 million, which represents the sale of substantially all eligible receivables at that date. The proceeds of the net investment from the financial conduit were used to reduce borrowings under the Company's commercial paper program. The principal amount of notes issued by the SPV to the Company in connection with the above sale, which is reflected in the Condensed Consolidated Balance Sheet as "Note receivable from affiliate," was $59.2 million.

     Capital Resources and Liquidity
     --------------------------------
     The  Company  generates significant cash from operations  and  has
     sufficient   borrowing  capacity  to  meet   its   operating   and
     discretionary spending requirements.

     Operating activities generated $382.4 million of cash in the first nine months of 2000 compared with $423.2 million for the same period in 1999. The decrease of $40.8 million was primarily driven by the depressed agricultural economy which reduced operating cash flows. However, the decrease in operating cash flows was partially offset by net proceeds received from the sale of a portion of the Company's receivable interests. See Note 4 of Notes to Condensed Consolidated Financial Statements.

     Net cash used in investing activities in the first nine months of 2000 of $101.8 million decreased $176.1 million from a source of funds of $74.3 million in the first nine months of 1999. Capital expenditures in the first nine months of 2000 were $106.1 million lower than the prior year as a result of a disciplined program by the Company to control the level of expenditures in the current year. The Company estimates that its capital expenditures from continuing operations for 2000 will approximate $150.0 million, after minority interest, and will be financed primarily from operations. The remaining fluctuation in investing activities was the result of significant proceeds received from the sale of AgriBusiness in the prior year.

     Cash used in financing activities in the first nine months of 2000 of $339.4 million decreased $204.0 million from $543.4 million in the first nine months of 1999. This decrease in cash used in financing activities was primarily a result of lower net debt payments of $215.4 million in the current year.

     In the third quarter of 2000, the Company amended and restated its $650.0 million long-term credit facility, maturing in December 2002, by reducing the amount available to borrow under the facility to $550.0 million, and by amending interest rates, fees and financial covenants. Additionally, the Company renewed its $350.0 million short-term credit facility, extending its maturity date to September 2001, reducing the amount available to borrow under the facility to $250.0 million, and amending interest rates, fees and financial covenants.

     In the first quarter of 2000, the Company's Board of Directors authorized the purchase of up to 5.4 million shares of the Company's stock through the use of a forward stock repurchase program executed by a third party financial institution. Under this authorization, the Company entered into a forward repurchase contract pursuant to which a financial institution purchased the entire 5.4 million shares during the first quarter of 2000. The forward allows, but does not require, the Company to acquire the shares by March 18, 2002.

Item 3. Market Risk.

        The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to reduce foreign currency risks and the effects of changing raw material prices, but not for trading purposes. At September 30, 2000, the Company's exposure to these market risk factors was not significant and had not materially changed from December 31, 1999.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

        The Company was a defendant, along with other Canadian and United States potash producers, in a class action antitrust lawsuit filed in federal court in 1993. The plaintiffs alleged a price-fixing conspiracy among North American potash producers which began in 1987 and continued until the filing of the complaint. The class action complaint against all defendants, including the Company, was dismissed by summary judgment in January 1997. The summary judgment dismissing the case was appealed by the plaintiffs to the United States Court of Appeals for the Eighth Circuit (Court of Appeals). The Court of Appeals in a divided opinion (2 to 1) rendered its decision reversing the grant of summary judgment as to certain defendants, including the Company, and affirming as to certain other defendants. The dissent strongly disagreed with the majority opinion, stating that the majority had erred in not affirming the dismissal of the case as to all defendants. According to the dissent, all of the defendants were entitled to summary judgment. The Company, along with the other defendants that remained in the case, obtained a rehearing of the case from the entire Court of Appeals and the decision of the Court of Appeals was vacated. The case was reargued before the entire Court of Appeals on September 13, 1999, and the Court of Appeals found that the class had failed to present evidence of collusion sufficient to create a genuine issue of material fact and affirmed the dismissal of the complaint by summary judgment. The plaintiffs filed a petition for a writ of certiorari with the Supreme Court of the United States. In October 2000, the Supreme Court of the United States denied the petition for a writ of certiorari.

        During 1999, under a consent order with the state of South Carolina and under the supervision of the United States Environmental Protection Agency (EPA), the Company successfully deconstructed its former fertilizer production facility in Spartanburg, South Carolina. Subsequently, the EPA performed an expanded site investigation at this facility. The Company is negotiating with the EPA regarding any additional remedial activities that will be conducted at the location. In a related development, on August 31, 2000, approximately 1,200 plaintiffs filed claims against the Company in the United States District Court for the District of South Carolina, Adams et al. v. IMC Global Inc. et al., over operation of the Spartanburg plant. These plaintiffs allege that the Company generated materials during plant operation that were distributed throughout the surrounding neighborhood. According to plaintiffs, these activities violated plaintiffs' civil rights and resulted in personal injury, wrongful death, fear of disease, and property damage. The case is in its early stages and the Company is unable to evaluate the merits of the claims or the magnitude of its potential exposure; however, the Company intends to vigorously contest this action.

Item 6. Exhibits and Reports on Form 8-K.

        (a) Exhibits.

            Exhibit No. Description
            ----------- -----------------------------------------------

                 4 Second Amended and Restated Five-Year Credit Agreement dated as of September 29, 2000 among IMC Global Inc., the financial institutions parties thereto and Bank of America, N.A., as Administrative Agent

                27      Financial Data Schedule

        (b) Reports on Form 8-K.

            No reports on Form 8-K have been filed during the quarter ended September 30, 2000.


                      **************************

                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                IMC GLOBAL INC.

                                by:     /s/  Anne M. Scavone
                                   --------------------------------------
                                        Anne M. Scavone
                                        Vice President and Controller
                                        (on behalf of the Registrant and
                                         as Chief Accounting Officer)


Date:  November 9, 2000



                             Exhibit Index

                                                                   Filed with
Exhibit                                    Incorporated            Electronic
No.     Description                        Herein by Reference to  Submission
------- ---------------------------------- ----------------------  ----------

4       Second  Amended and Restated  Five-                            X
        Year  Credit Agreement dated as  of
        September   29,  2000   among   IMC
        Global    Inc.,    the    financial
        institutions  parties  thereto  and
        Bank    of   America,   N.A.,    as
        Administrative Agent

27      Financial Data Schedule                                        X


SEC File No.  1-9164





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