Form 10-K405
period 2000-12-31
IMC GLOBAL INC
filed 2001-03-29
CIK 820626

______________________________________________________________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2000
Commission file number 1-9759

IMC GLOBAL INC.
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3492467 (I.R.S. Employer Identification No.)

100 South Saunders Road
Lake Forest, Illinois 60045
(847) 739-1200
(Address and telephone number, including area code, of registrant's principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $1 per share Preferred Share Purchase Rights	Name of each exchange on which registered New York and Chicago Stock Exchanges New York and Chicago Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: $1,476,968,986 as of March 15, 2001. Market value is based on the March 15, 2001 closing price of Registrant's common stock as reported on the New York Stock Exchange Composite Transactions for such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 114,783,371 shares, excluding 10,401,930 treasury shares as of March 15, 2001.

DOCUMENTS INCORPORATED BY REFERENCE

1.     Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2000 (Part I, Item 1 and Part II, Items 6, 7, 7a and 8).
2.     Portions of the Registrant's definitive proxy statement to be issued in conjunction with the 2001 Annual Meeting of Stockholders (Part III, Items 10, 11, 12 and 13).

________________________________________________________________________________________

2000 FORM 10-K CONTENTS

Item	Page

                                      Part I:

                                      Part II:

5.	Market for the Registrant's Common Stock and Related Stockholder Matters	11
6.	Selected Financial Data	11
7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
7a.	Quantitative and Qualitative Disclosures about Market Risk	12
8.	Financial Statements and Supplementary Data	12
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	12

                                      Part III:

10.	Directors and Executive Officers of the Registrant	12
11.	Executive Compensation	12
12.	Security Ownership of Certain Beneficial Owners and Management	12
13.	Certain Relationships and Related Transactions	12

                                      Part IV:

14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	13

Signatures	13

PART I.

Item 1. Business.1

COMPANY PROFILE

IMC Global Inc. (Company or IMC), a publicly traded Delaware corporation incorporated in 1987, is one of the world's leading producers and distributors of crop nutrients to the domestic and international agricultural communities and one of the foremost manufacturers and distributors of animal feed ingredients to the worldwide industry. The Company mines, processes and distributes potash in the United States and Canada and is the majority joint venture partner in IMC Phosphates Company (IMC Phosphates), a leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. The Company's current operational structure consists of two continuing business units corresponding to its major product lines, as follows: IMC PhosFeed (PhosFeed), which represents the IMC Phosphates (Phosphates) and IMC Feed Ingredients businesses and IMC Potash (Potash). As a result of the planned divestiture of IMC Chemicals (Chemicals), IMC Salt (Salt) and a solar evaporation facility located in Ogden, Utah (Ogden), all financial information for these businesses is reflected as discontinued operations. Information with respect to the status of these planned divestitures is incorporated by reference to Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K, which is incorporated herein by reference.

The three major nutrients required for plant growth are nitrogen; phosphorus, contained in phosphate rock; and potassium, contained in potash. Nitrogen is an essential element for most organic compounds in plants. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants' physiological functions. These elements occur naturally in the soil but need to be replaced as crops remove them from the soil. Currently, no viable substitutes exist to replace the role of phosphate, potash and nitrogen in the development and maintenance of high-yield crops.

The Company believes that it is one of the most efficient North American producers of concentrated phosphates, potash and animal feed ingredients. IMC's business strategy focuses on maintaining and growing its leading position as a crop nutrient and animal feed producer and distributor through extensive customer service; efficient distribution and transportation as well as supplying products worldwide at competitive prices, largely by capitalizing on economies of scale and state-of-the-art technology to reduce costs.

IMC and Phosphate Resource Partners Limited Partnership (PLP), have a 56.5 percent and 43.5 percent, respectively, direct economic interest in IMC Phosphates over the term of the joint venture. IMC owns 51.6 percent of the outstanding PLP limited partnership units. As a result, the Company's total interest in IMC Phosphates is approximately 78.9 percent.

For additional information on the Company's business structure, see Notes 5 through 7 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated herein by reference.

1 All statements, other than statements of historical fact contained within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

  Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental, and administrative proceedings involving the Company; success in implementing the Company's various initiatives including the divestitures of Chemicals, salt and Ogden; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.

BUSINESS UNIT INFORMATION

The amounts and relative proportions of net sales and operating earnings contributed by the business units of the Company have varied from year to year and may continue to do so in the future as a result of changing business, economic, competitive and weather conditions as well as technological developments.

In 1999, the Company implemented a Company-wide rightsizing program (Rightsizing Program) which was designed to simplify and focus the core businesses through a facilities optimization and asset rightsizing program. In 1998, the Company initiated a plan to improve profitability (Project Profit). The initiative of Project Profit consisted primarily of a restructuring of operations at the PhosFeed business unit.

For additional information on the Rightsizing Program, Project Profit and amendments to the Company's credit facilities, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 4 and 10 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K, which is incorporated herein by reference.

The following business unit discussion should be read in conjunction with the information contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 17 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K, which is incorporated herein by reference.

PhosFeed

Net sales for PhosFeed were $1,320.5 million, $1,591.0 million and $1,825.7 million for the years ended December 31, 2000, 1999 and 1998 respectively. PhosFeed is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with 18 million tons of annual capacity. PhosFeed is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5)2. PhosFeed's concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers. Additionally, PhosFeed is one of the world's foremost producers and marketers of phosphate and potash-based animal feed ingredients with a total annual capacity approaching 0.8 million tons.

PhosFeed's facilities, which produce concentrated phosphates and animal feed phosphates, are located in central Florida and Louisiana. Its annual capacity represents approximately 30 percent of total United States concentrated phosphate production capacity and approximately nine percent of world capacity. The Florida concentrated phosphate facilities consist of two plants: New Wales and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of 1.9 million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces three forms of concentrated phosphates and three forms of animal feed phosphates. Diammonium phosphate (DAP), monoammonium phosphate and merchant grade phosphoric acid are the fertilizer derivatives, while Biofos®, Dynafos®, and Multifos® are the animal feed derivatives. The South Pierce plant produces phosphoric acid and granular triple superphosphate. Additionally, PhosFeed sources potassium raw materials from the Company's respective production facilities and produces Dyna-K® and Dynamate®.

The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid, which is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular monoammonium phosphate (GMAP). The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia. The Taft facility manufactures DAP and GMAP. Concentrated phosphate operations are managed in order to balance PhosFeed's output with customer needs. PhosFeed suspended phosphoric acid production at its Faustina facility in November 1999 and suspended production at its Taft facility in July 1999 in response to reduced market demands and the depressed agricultural economy. In January 2001, PhosFeed indefinitely shut down all of its remaining operations in Louisiana until market conditions improve.

Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

2 P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide.

Phosphate Rock

All of PhosFeed's phosphate mines and related mining operations are located in central Florida. PhosFeed extracts phosphate ore through surface mining after removal of a ten to fifty foot layer of sandy overburden and then processes the ore at each of its beneficiation plants where the ore goes through washing, screening, sizing and flotation procedures designed to separate it from sands, clays and other foreign materials. PhosFeed currently maintains four operational mines.

PhosFeed's rock production volume was 17.5 million tons, 16.4 million tons and 20.0 million tons for the years ended December 31, 2000, 1999 and 1998, respectively. Anticipated production in 2001 will be greater than the annual production of the prior two years. Although PhosFeed sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used internally, primarily in the manufacture of concentrated phosphates, totaled 12.0 million, 13.4 million and 14.8 million for the years ended December 31, 2000, 1999 and 1998, respectively, representing 69 percent, 82 percent and 74 percent, respectively, of total tons produced. Rock shipments to customers totaled 4.9 million, 4.8 million and 5.0 million tons for the years ended December 31, 2000, 1999 and 1998, respectively.

PhosFeed estimates its proven reserves to be 473 million tons of phosphate rock as of December 31, 2000. PhosFeed owns approximately 62 percent of these reserves and controls the remainder through long-term lease, royalty or purchase option agreements. Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL), with an average grade of 66 percent BPL3. The phosphate rock mined by PhosFeed in the last three years averaged 65 percent BPL, which management believes is typical for phosphate rock mined in Florida during this period. PhosFeed estimates its reserves based upon the performance of exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

PhosFeed also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district (Resources). Resources are mineralized deposits that may be economically recoverable. However, additional geostatistical analyses, including further explorations, permitting and mining feasibility studies, are required before such deposits may be classified as reserves. Based upon its preliminary analyses of these Resources, PhosFeed believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by PhosFeed but are similar to certain of the reserves being mined in current operations. These Resources contain estimated recoverable phosphate rock of approximately 124 million tons. Some of these Resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations. Consequently, the Company's ability to mine these Resources may be restricted.

3 BPL is the standard industry term used to grade the quality of phosphate rock.

Sulphur

A significant portion of PhosFeed's sulphur requirements is provided by the sulphur subsidiary of McMoRan Exploration Company (MMR) under a supply agreement with the Company. PhosFeed's remaining sulphur requirements are provided by market contracts. Additionally, the Company, CF Industries, Inc. and Cargill Fertilizer, Inc. have formed a joint venture to construct a facility for remelting sulphur for use at their respective Florida phosphate fertilizer operations. The remelter facility is expected to be operational in mid-2002.

Ammonia

PhosFeed's ammonia needs are supplied by its Faustina ammonia production facility, when operating, and by world suppliers, primarily under annual and multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is used internally to produce certain concentrated phosphates.

Sales and Marketing

Domestically, PhosFeed sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. The Company also uses concentrated phosphates internally for the production of animal feed ingredients. Virtually all of PhosFeed's export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which the Company administers on behalf of itself and three other member companies. PhosChem believes that its sales represent approximately 50 percent of total United States exports of concentrated phosphates. The countries that account for the largest amount of PhosChem's sales of concentrated phosphates include China, Australia, Thailand, India and Japan. During 2000, PhosFeed's exports of concentrated phosphates to Asia were 35 percent of total shipments, with China representing 26 percent of those shipments. PhosFeed, with a strong brand position in a $1.0 billion global market, also supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia.

The table below shows PhosFeed's shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:

	2000		1999		1998
	Tons	%	Tons	%	Tons	%
Domestic
Customers	2,758	45	2,552	38	2,373	32
Captive, to other business units	-	-	92	1	563	8
	2,758	45	2,644	39	2,936	40

Export	3,372	55	4,055	61	4,377	60

Total shipments	6,130	100	6,699	100	7,313	100
	====	===	====	===	====	===

As of December 31, 2000, PhosFeed had contractual commitments from non-affiliated customers for the shipment of concentrated phosphates and phosphate rock amounting to approximately 2.6 million tons and 4.8 million tons, respectively, in 2001. Captive sales decreased in 1999 as a result of the sale of the IMC AgriBusiness business unit (AgriBusiness) in April 1999. However, since April 1999, sales to the purchaser of AgriBusiness have been reflected as sales to customers. PhosFeed also had contractual commitments from non-affiliated customers for the shipment of phosphate feed and feed grade potassium products amounting to approximately 0.6 million tons in 2001.

Competition

PhosFeed operates in a highly competitive global market. Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers. Phosphate crop nutrient producers compete primarily on price and, to a lesser extent, product quality and innovation. Major integrated producers of feed phosphates and feed grade potassium are located in the United States and Europe. Many smaller producers are located in emerging markets around the world. Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market. Competition in this global market is also driven by price, quality and service.

Potash

Net sales for the Potash business unit were $871.0 million, $830.2 million and $844.8 million for the years ended December 31, 2000, 1999 and 1998, respectively.

Potash mines, processes and distributes potash in the United States and Canada. The term "potash" applies generally to the common salts of potassium. Potash's products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacture of mixed crop nutrients and, to a lesser extent, animal feed ingredients (see PhosFeed). Potash's products are also used for icemelter and water softener regenerant and sold primarily through the Company's former Salt business unit that is being divested. Potash also sells potash to customers for industrial use. Potash operates four potash mines in Canada as well as three potash in the United States. The solar evaporation facility that was formerly operated by Potash is part of a planned divestiture. With a total capacity in excess of ten million tons of product per year, management believes that Potash is one of the leading private-enterprise potash producers in the world. In 2000, these operations accounted for approximately 14 percent of world capacity on a K2O basis4.

4 Since the amount of potassium in the common salts of potassium varies, the industry has established a common standard of measurement of defining a product's potassium content, or grade, in terms of equivalent percentages of potassium oxide (K2O). A K2O equivalent of 60 percent and 22 percent is the customary minimum standard for muriate of potash, sulphate of potash and double sulphate of potash magnesia products, respectively.

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

Potash Corporation of Saskatchewan Inc. (PCS) controls several potash-producing mineral rights properties located in the vicinity of Potash's Esterhazy mines. Under a long-term contract with PCS, the Company mines and refines these reserves for a fee plus a pro rata share of production costs. The specified quantities of potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of 1,050,000 tons and a minimum of 500,000 tons per year. The current contract extends through June 30, 2001 and is renewable at the option of PCS for five additional five-year periods.

Potash controls the rights to mine 323,230 acres of potash-bearing land in Saskatchewan. This land, of which 72,964 acres have already been mined or abandoned, contains over 4.6 billion tons of potash mineralization (calculated after estimated extraction losses) at an average grade of approximately 21 percent K2O. The Company believes that this ore is sufficient to support current operations for more than a century and will yield more than 1.4 billion tons of finished product with a K2O content of approximately 61 percent.

Potash's mineral rights in Saskatchewan consist of 124,113 acres owned in fee, 175,959 acres leased from the province of Saskatchewan and 23,158 acres leased from other parties. All leases are renewable by the Company for successive terms of 21 years. Royalties, established by regulation of the province of Saskatchewan, amounted to approximately $9.0 million, $9.1 million and $9.8 million in 2000, 1999 and 1998, respectively.

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

For potash and salt residuals in Saskatchewan, the Department of Environmental and Resource Management (Department) has required all mine operators to obtain approval of facility decommissioning and reclamation plans (Plans) that will apply once mining operations at any facility are terminated. As part of these Plans, the Department requires operators to provide financial assurance that the Plans will be carried out. The Company cannot predict with certainty the financial impact of these decommissioning requirements, however the Company will continue to work with the Department to determine decommissioning requirements as well as financial mechanisms.

United States Operations

Potash has two United States potash facilities: the Carlsbad shaft mine located in Carlsbad, New Mexico; the Hersey solution mine located in Hersey, Michigan

The Carlsbad mine has an annual production capacity of over 1.7 million tons of finished product. The reserves are of two types: (1) sylvinite, a mixture of potassium chloride and sodium chloride, the same as the ore mined in Saskatchewan; and (2) langbeinite, a double sulphate of potassium and magnesium.

Continuous underground mining methods are utilized for 100 percent of the ore extraction. In the continuous mining sections, drum type mining machines are used to cut the sylvinite and langbeinite ore from the face. Mining heights are as low as four and one-half feet. Ore is loaded onto conveyors, transported to storage areas and then hoisted to the surface for further processing at the refinery.

Three types of potash are produced at the Carlsbad refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; double sulphate of potash magnesia, marketed under the brand name K-Mag®, containing significant amounts of sulphur, potassium and magnesium, with low levels of chloride; and sulphate of potash, supplying a high concentration of potassium with low levels of chloride.

At the Carlsbad facility, IMC mines and refines potash from 56,196 acres of reserves that are controlled by long-term leases. These reserves contain an estimated total of 180.2 million tons of potash mineralization (calculated after estimated extraction losses) in three mining beds evaluated at thicknesses ranging from four and one-half feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 11.7 million tons of concentrate from sylvinite with an average grade of 60 percent K2O and 33.1 million tons of langbeinite concentrate with an average grade of approximately 22 percent K2O. At projected rates of production, management estimates that Potash's reserves of sylvinite and langbeinite are sufficient to support operations for more than 20 years and 25 years, respectively.

Potash made mine modifications and constructed a new state-of-the-art, world class langbeinite refinery at Carlsbad at a cost of approximately $77.0 million which began production during 1999. The production capacity at the Carlsbad facility was increased by 35 percent as a result of constructing the new K-Mag processing plant.

At Hersey, Michigan, Potash operates a solution mining facility with annual potash production capacity of approximately 160,000 tons, and annual salt capacity of approximately 275,000 tons. At Hersey, Potash's mineral rights consist of 1,093 acres owned in fee and 11,630 acres controlled under long-term leases. These lands contain an estimated 300.0 million tons of potash mineralization contained in two beds ranging in thickness from 14 to 30 feet. Management estimates that these reserves are sufficient to yield 62.0 million tons of concentrate from sylvinite with an average grade of 60 percent K2O. At current rates of production, management estimates that these reserves are sufficient to support operations for more than 300 years.

Royalties for the United States operations amounted to $4.8 million, $4.1 million and $3.5 million in 2000, 1999 and 1998, respectively.

Natural Gas

Natural gas is a significant raw material used in the potash solution mining process. The purchase, transportation, and storage of natural gas amounts to approximately 13 percent of Potash production costs. The two solution mines account for approximately 64 percent of total natural gas requirements. The Potash business unit purchases a portion of its requirements through fixed price physical contracts or forward contracts which fix the price of future deliveries; while the remainder of its requirements is purchased either on the domestic spot market or under short term contracts.

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

Potash is sold throughout the world, with Potash's largest amount of sales outside of North America made to China, Japan, Malaysia, Korea, Australia, New Zealand and Latin America. Potash's exports from Canada, except to the United States, are made through Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers. In general, Canpotex sales are allocated among the producer members based on production capacity. The Company currently supplies approximately 35 percent of Canpotex's requirements. Potash exports from Carlsbad are sold through the Company's sales force. In 2000, 85 percent of the potash produced by Potash was sold as crop nutrients, while 15 percent was sold for non-agricultural uses.

The table below shows Potash's shipments of potash in thousands of tons:

	2000		1999		1998
	Tons	%	Tons	%	Tons	%
Domestic
Customers	5,318	64	4,753	61	4,465	54
Captive, to other business units	203	2	415	5	1,115	14
	5,521	66	5,168	66	5,578	68

Export	2,864	34	2,676	34	2,600	32

Total shipments	8,385	100	7,844	100	8,178	100
	====	===	====	===	====	===

As of December 31, 2000, Potash had contractual commitments from non-affiliated customers for the shipment of potash amounting to approximately 3.0 million tons in 2001. Captive sales decreased in 1999 as a result of the sale of AgriBusiness in April 1999. However, since April 1999, sales to the purchaser of AgriBusiness have been reflected as sales to customers.

Competition

Potash is a commodity available from many sources and consequently, the market is highly competitive. In addition to the Potash business unit, there are four North American producers: two in the United States and two in Canada, one of which may have greater production capacity than Potash. Through its participation in Canpotex, the Potash business unit competes outside of North America with various independent potash producers and consortia as well as other export organizations, including state-owned organizations. Potash's principal methods of competition, with respect to the sale of potash include: pricing; offering consistent, high-quality products and superior service; as well as developing new industrial and consumer uses for potash.

FACTORS AFFECTING DEMAND

The Company's results of operations historically have reflected the effects of several external factors, which are beyond the Company's control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, the Company's crop nutrients business is seasonal to the extent North American farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

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

OTHER MATTERS

Environmental Matters

For information regarding environmental matters of the Company, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, which is incorporated herein by reference.

Employees

The Company had 7,833 employees as of December 31, 2000. The work force consisted of 2,287 salaried, 5,525 hourly and 21 temporary or part-time employees.

Labor Relations

Within North America, the Company has 16 collective bargaining agreements with the affiliated local chapters of six international unions. As of December 31, 2000, approximately 90 percent of the hourly work force were covered under collective bargaining agreements. Four agreements were successfully negotiated during 2000. Seven agreements covering 45 percent of the union hourly workforce will expire in 2001. The Company considers its labor relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The ages and five-year employment history of the Company's executive officers as of March 15, 2001 was as follows:

Robert F. Clark

Age 58. Senior Vice President of the Company since April 1999 and President of Salt since joining the Company in April 1998 as a result of the Harris Chemical Group, Inc. acquisition. From 1993 to 1998 Mr. Clark served as President of Great Salt Lake Minerals, a division of Harris Chemical Group, Inc.

Bruce G. Davis

Age 52. Vice President, Materials since September 2000. Mr. Davis served as Vice President, Supply Chain from December 1999 until September 2000. Prior to joining the Company, Mr. Davis served as Vice President, Purchasing and Logistics for Witco Corporation, a specialty chemical company from January 1995 to July 1999.

E. Paul Dunn, Jr.

Age 47. Vice President and Treasurer of the Company since joining the Company in May 1998. Prior to joining the Company, Mr. Dunn served as Vice President, Finance and Information Technology for GATX Terminals Corporation, a provider of storage, handling and transportation of petroleum and chemical commodities, from 1995 to 1998.

C. Steven Hoffman

Age 52. Senior Vice President of the Company since 1990 and President, International since September 1998. From 1995 to August 1998, Mr. Hoffman served as Senior Vice President, International of the Company.

John U. Huber

Age 62. Executive Vice President of the Company since October 1999 and President, Crop Nutrients since March 2001. Mr. Huber served as President of Potash since joining the Company in March 1996 to January 2001. Mr. Huber also served as President of IMC Phosphates from September 1998 to May 1999. Prior to joining the Company, Mr. Huber served as Executive Vice President of The Vigoro Corporation from June 1993 to March 1996.

Mary Ann Hynes

Age 53. Senior Vice President and General Counsel of the Company since joining the Company in July 1999. Prior to joining the Company, Ms. Hynes served as Vice President, General Counsel and Secretary of Sundstrand Corporation, a designer and manufacturer of aerospace and industrial technology-based components, from 1998 to July 1999. From 1997 to 1998 Ms. Hynes served as General Counsel and Assistant Secretary of Wolters Kluwer U.S. Corporation, the parent company of numerous technical print and electronic publishers. From 1980 to 1996 Ms. Hynes served as General Counsel of CCH Incorporated, a global provider of tax and business law information through publications and software.

J. Bradford James

Age 54. Executive Vice President and Chief Financial Officer of the Company since October 1999. Mr. James served as Senior Vice President and Chief Financial Officer of the Company from February 1998 to September 1999. Prior to joining the Company in February 1998, Mr. James served as Executive Vice President of USG Corporation, a manufacturer and distributor of residential and industrial building materials, from 1995 through 1997.

Stephen P. Malia

Age 46. Senior Vice President, Human Resources of the Company since joining the Company in January 2000. Prior to joining the Company, Mr. Malia served as Vice President, Human Resources-Exterior Systems Business for Owens Corning, a manufacturer of consumer and industrial building materials and composite systems, from 1997 through 1999 and Vice President, Human Resources-Planning, Staffing and Development from 1995 through 1997.

Kermit E. McCormack

Age 55. Senior Vice President of the Company and President, North America Sales & Marketing since January 2001. From 1995 to January 2001 Mr. McCormack served as President, IMC Feed Ingredients.

Carolyn W. Merritt

Age 54. Senior Vice President, Environment, Health and Safety of the Company since August 1998. Ms. Merritt served as Vice President, Environment, Health and Safety from March 1996 to August 1998. Prior to joining the Company, Ms. Merritt served as Vice President, Environmental Affairs for The Vigoro Corporation from July 1994 to March 1996.

Douglas A. Pertz

Age 46. Chairman, President and Chief Executive Officer of the Company since October 2000. From October 1999 to October 2000, Mr. Pertz served as President and Chief Executive Officer of the Company. From October 1998 to October 1999, Mr. Pertz served as President and Chief Operating Officer of the Company. From 1995 to 1998, Mr. Pertz served as President and Chief Executive Officer and as a director of Culligan Water Technologies, Inc., a leading manufacturer and distributor of water purification and treatment products.

Anne M. Scavone

Age 37. Vice President and Controller of the Company since April 1996. Ms. Scavone served as Director, Joint Venture Finances from April 1995 to April 1996.

Larry L. Shoemake

Age 52. Vice President, Information Systems and E-Commerce of the Company since January 2001. From March 2000 to January 2001, Mr. Shoemake served as Vice President, Shared Services and E-Commerce, and from January 1999 to March 2000, as President, Shared Services. From May 1997 to January 1999, Mr. Shoemake served as Vice President, Global Vision and from March 1996 to May 1997 as Vice President, Logistics.

All of the Company's executive officers are elected to serve until the next organizational meeting of the Board of Directors of the Company, or until their respective successors are elected and qualified or until their earlier death, resignation or removal.. No "family relationships," as that term is defined in Item 401(d) of Regulation S-K, exist among any of the listed officers.

Item 2. Properties.

Information regarding the plant and properties of the Company is included in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

Item 3. Legal Proceedings1.

For information on legal and environmental proceedings, see Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8, of this Annual Report on Form 10-K, which is incorporated herein by reference.

In addition, on March 28, 2001, plaintiffs from Pensacola, Florida filed a class-action lawsuit against Agrico Chemical Company, a subsidiary of PLP (Agrico) and a number of unrelated defendants. (Samples et al. vs.Conoco Inc. et al., Circuit Court of the First Judicial Circuit, Escambia County Florida). The suit primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages purportedly arising from releases to groundwater occurring at the Agrico Superfund Site in Pensacola, Florida (Site). As a division of Conoco Inc. and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce fertilizer and fertilizer-related materials. The Company has not yet been served in the litigation and management cannot determine the magnitude of any exposure to the Company; however, the Company intends to vigorously contest this action and to seek any indemnification to which it may be entitled. Under an order from the United States Environmental Protection Agency, Conoco Inc. and The Williams Companies have completed remediation of Site soils. Pursuant to an indemnification agreement with the Company, The Williams Companies have assumed responsibility for any on-site remedial costs that Agrico might incur.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2000.

PART II.

Item 5. Market for the Registrant's Common Stock and Related Stockholder Matters.

For information related to the years 1999 and 2000 contained under the heading "Quarterly Results (unaudited)," reference is made to page 62 of the Company's 2000 Annual Report to Stockholders incorporated herein by reference. As of March 15, 2001, the number of registered holders of common stock as reported by the Company's registrar was 5,957. However, an indeterminable number of stockholders beneficially own shares of the Company's common stock through investment funds and brokers.

Item 6. Selected Financial Data.

For information related to the years 1996 through 2000 contained under the heading "Five Year Comparison," reference is made to page 63 of the Company's 2000 Annual Report to Stockholders incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 23 through 34 of the Company's 2000 Annual Report to Stockholders incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to "Market Risk" of "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on page 30 of the Company's 2000 Annual Report to Stockholders incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Company's Consolidated Financial Statements and Notes thereto appearing on pages 37 through 61 of the Company's 2000 Annual Report to Stockholders, together with the report thereon of Ernst & Young LLP, appearing on page 36 of such Annual Report and the information contained under the heading "Quarterly Results (unaudited)," appearing on page 62 of such Annual Report incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information contained under the headings "The Annual Meeting--Election of Directors" and "Beneficial Ownership of Common Stock--Section 16(a) Beneficial Ownership Reporting Compliance," included in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders and the information contained under the heading "Executive Officers of the Registrant," in Part I, Item 1, hereof is incorporated herein by reference.

Item 11. Executive Compensation.

The information under the heading "Policies Relating to the Board of Directors - Compensation of Directors" and "Executive Compensation," included in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information under the heading "Beneficial Ownership of Common Stock," included in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information under the heading "Executive Compensation," included in the Company's definitive Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.
	(a)	(1) Consolidated financial statements filed as part of this report are listed under Part II, Item 8, of this Annual Report on Form 10-K.
(2)

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Reference is made to the Exhibit Index beginning on page E-1 hereof.
	(b)	Reports on Form 8-K.
None
	(c)	Exhibits
Reference is made to the Exhibit Index beginning on page E-1 hereof.
(d)

Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually, or in the aggregate, significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

*********************************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMC GLOBAL INC. (Registrant)

/s/ Douglas A. Pertz
Douglas A. Pertz Chairman, President and Chief Executive Officer

Date: March 29, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

/s/ Douglas A. Pertz Douglas A. Pertz	Chairman, President (principal operating officer) and Chief Executive Officer (principal executive officer)	March 29, 2001
/s/ J. Bradford James J. Bradford James	Executive Vice President and Chief Financial Officer (principal financial officer)	March 29, 2001
/s/ Anne M. Scavone Anne M. Scavone	Vice President and Controller (principal accounting officer)	March 29, 2001
* Raymond F. Bentele	Director	March 29, 2001
* James M. Davidson	Director	March 29, 2001
* Harold H. MacKay	Director	March 29, 2001
* David B. Mathis	Director	March 29, 2001
* Donald F. Mazankowski	Director	March 29, 2001
* Richard L. Thomas	Director	March 29, 2001
* Pamela B. Strobel	Director	March 29, 2001

*By:    /s/ Rose Marie Williams
                Rose Marie Williams
                Attorney-in-fact

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
3.i.(a)	Restated Certificate of Incorporation, as amended and restated through January 6, 1998	Exhibit 3.(i).(a) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
3.i.(b)	Certificate of Designations for the Series D Junior Participating Preferred Stock	Exhibit A to Exhibit 3 to the Current Report on Form 8-K dated May 27, 1999*
3.ii.	Amended and Restated By-Laws	Exhibit 3 to the Current Report on Form 8-K dated May 27, 1999*
3.iii.	Rights Agreement dated May 27, 1999, with The First National Bank of Chicago (including the Shareholder Rights Plan)	Exhibit 4 to the Current Report on Form 8-K dated May 27, 1999*
4.ii.(a)

Indenture, dated as of July 17, 1997, between IMC Global Inc. and The Bank of New York, relating to the issuance of 6.875% Senior Debentures due July 15, 2007; 7.30% Senior Debentures due January 15, 2028; and 6.55% Senior Notes due January 15, 2005

Exhibit 4.1 to the Company's Report on Form 8-K dated July 23, 1997*
4.ii.(b)

Indenture, dated as of August 1, 1999, between IMC Global Inc. and The Bank of New York, relating to the issuance of 6.625% Notes due 2001; 7.40% Notes due 2002; 7.625% Notes due 2005; 6.50% Notes due 2003; and 7.375% Debentures due 2018

Exhibit 4.10 to the Registration Statement No. 333-63503
4.ii.(c)

Second Amended and Restated Five-Year Credit Agreement dated as of September 29, 2000 among IMC Global Inc., the financial institutions parties thereto and Bank of America, N.A., as Administrative Agent

Exhibit 4 to the Quarterly Report on Form 10-Q of IMC Global Inc. for the Quarterly Period Ended September 30, 2000*
4.ii.(d)

First Amendment dated as of January 16, 2001 to the Second Amended and Restated Five-Year Credit Agreement dated as of September 29, 2000 among IMC Global Inc., the financial institutions parties thereto and Bank of America, N.A., as Administrative Agent

X
10.i.(a)	Mining and Processing Agreement dated January 31, 1978, between Potash Corporation of Saskatchewan Inc. and International Minerals & Chemical (Canada) Global Limited	Exhibit 10.7 to Registration Statement No. 33-17091
10.i.(b)

Memorandum of Agreement as of December 21, 1990, amending Mining and Processing Agreement of January 31, 1978, between Potash Corporation of Saskatchewan Inc. and International Minerals & Chemical (Canada) Global Limited

Exhibit 10.51 to the Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1991*
10.i.(c)	Division of Proceeds Agreement dated December 21, 1990, between Potash Corporation of Saskatchewan Inc. and International Minerals & Chemical (Canada) Global Limited	Exhibit 10.52 to the Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1991
10.i.(d)

Form of Partnership Agreement, dated as of July 1, 1993, as further amended and restated as of May 26, 1995, between IMC-Agrico GP Company, Agrico Limited Partnership and IMC Phosphates MP Inc. (Formerly IMC-Agrico MP, Inc.), including definitions

Exhibit 10.29 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 20, 1995*
10.i.(e)

Form of Parent Agreement, dated as of July 1, 1993, as further amended and restated as of May 26, 1995, between IMC Global Operations Inc., Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Resource Partners), Limited Partnership, Freeport-McMoRan Inc. and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.30 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995*
10.i.(f)

Amendment, Waiver and Consent, dated May 26, 1995, among IMC Global Inc.; IMC Global Operations Inc.; IMC-Agrico GP Company; IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Phosphates Company (formerly IMC-Agrico Company); Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Inc.); Freeport-McMoRan Resource Partners, Limited Partnership; and Agrico, Limited Partnership

Exhibit 10.31 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995*
10.i.(g)	Agreement and Plan of Complete Liquidation and Dissolution, dated May 26, 1995, among IMC Global Operations Inc., IMC-Agrico GP Company, and IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.)	Exhibit 10.32 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995*
10.i.(h)

Agreement Under the Parent Agreement, dated as of January 23, 1996, among IMC Global Inc.; IMC Global Operations Inc.; Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Resource Partners, Limited Partnership); Freeport-McMoRan Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company), a Delaware general partnership

Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1995*
10.i.(i)

Amendment and Agreement Under the Partnership Agreement, dated as of January 23, 1996, by and among IMC-Agrico GP Company; Agrico, Limited Partnership; IMC Phosphates MP Inc.(formerly IMC-Agrico MP, Inc.); IMC Global Operations Inc. and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1995*
10.i.(j)

Amendment and Agreement dated as of January 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Global Operations, Inc. and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.i.(a) to the Phosphate Resource Partners Limited Partnership Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000 (SEC File No. 1-9164)
10.i.(k)

Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Global Operations, Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.i.(b) to the Phosphate Resource Partners Limited Partnership Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000 (SEC File No. 1-9164)
10.i.(l)

Amendment and Agreement dated as of December 22, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Global Operations, Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.5 to the Annual Report on Form 10-K of Phosphate Resource Partners Limited Partnership for the Fiscal Year Ended December 31, 1998 (SEC File No. 1-9164)
10.i.(m)

Amendment and Agreement dated as of June 26, 2000 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Global Operations, Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.i.(c) to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000*
10.i.(n)	Issuer Share Repurchase Agreement dated as of March 16, 2000 between IMC Global Inc. and Morgan Guaranty Trust Company of New York		X
10.i.(o)	Registration Rights Agreement dated as of March 1, 1996 among IMC Global Inc. and certain former stockholders of The Vigoro Corporation	Exhibit 99.6 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1996*
10.iii.(a)**	1988 Stock Option & Award Plan, as amended and restated	Exhibit B to Proxy Statement dated March 25, 1999*
10.iii.(b)**	1994 Stock Option Plan for Non-Employee Directors	Exhibit 4(a) to Registration Statement No. 33-56911
10.iii.(c)**	Management Compensation and Benefit Assurance Program, as amended through August 17, 1995	Exhibit 10.14 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1996*
10.iii.(d)**	Form of Trust Agreement with Wachovia Bank & Trust Co., N.A., as amended through August 15, 1991	Exhibit 10.33 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1992*
10.iii.(e)**	Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz		X
10.iii.(f)**	1998 Stock Option Plan for Non-Employee Directors	Exhibit 10.7 to the Company's Current Report on Form 8-K dated May 14, 1998*
10.iii.(g)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) 1998 Defined Contribution Supplemental Executive Retirement Plan	Exhibit 10.iii.(m) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(h)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) 1998 Supplemental Retirement Plan, Restoration Plan and Excess Benefit Plan Trust	Exhibit 10.iii.(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(i)**

Form of Amended and Restated Executive Severance Agreement dated October 24, 2000 between IMC Global Inc. and S.J. Demetriou, C.S. Hoffman, J.U. Huber, M.A. Hynes, J.B. James, S.P. Malia and C.W. Merritt

X
10.iii.(j)**	Employment Agreement dated July 13, 1999 between IMC Global Inc. and E. Paul Dunn	Exhibit 10.iii.(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(k)**	"Gross-up" Agreement dated July 13, 1999 between IMC Global Inc. and E. Paul Dunn	Exhibit 10.iii.(r) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(l)**	IMC Global Inc. Deferred Compensation Plan for Non-Employee Directors	Exhibit 10.iii.(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(m)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) Restoration Plan	Exhibit 10.iii.(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(n)**	IMC Global Inc. Voluntary Non-Qualified Deferred Compensation Plan	Exhibit 10.iii.(u) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(o)**	First amendment to the IMC Global Inc. 1998 Restoration Plan	Exhibit 10.iii.(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(p)**	Form of Retention Bonus and Severance Agreement between IMC Global Inc. and R.F. Clark	Exhibit 10 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000*
10.iii.(q)	Form of Key Manager Severance Agreement between IMC Global Inc. and B.G. Davis, K.E. McCormack, A.M. Scavone and L.L. Shoemake		X
12	Ratio of Earnings to Fixed Charges		X
13	The portions of IMC Global Inc.'s 2000 Annual Report to Stockholders which are specifically incorporated by reference		X
21	Subsidiaries of the Registrant		X
23	Consent of Ernst & Young LLP, Independent Auditors		X
24	Power of Attorney		X

* SEC File No. 1-9759.
** Denotes management contract or compensatory plan.