Form 10-Q
period 2001-03-31
IMC GLOBAL INC
filed 2001-05-15
CIK 820626

*********************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes  X   . No____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 114,762,992 shares, excluding 10,422,309 treasury shares as of May 3, 2001.

*********************************************

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions, except per share amounts)
(Unaudited)
	Three months ended March 31
	2001	2000

Net sales	$ 520.1	$ 596.6
Cost of goods sold	453.4	478.6
Gross margins	66.7	118.0

Selling, general and administrative expenses	22.9	25.0
Restructuring charge	4.6	-
Operating earnings	39.2	93.0

Interest expense	29.6	29.1
Other (income) expense, net	(0.8)	1.3
Earnings from continuing operations before minority interest	10.4	62.6
Minority interest	(7.6)	1.3
Earnings from continuing operations before taxes	18.0	61.3
Provision for income taxes	6.9	22.0
Earnings from continuing operations	11.1	39.3
Earnings from discontinued operations	-	8.9
Net earnings	$ 11.1	$ 48.2
	======	======
Basic and diluted earnings per share:
Earnings from continuing operations	$ 0.10	$ 0.34
Earnings from discontinued operations	-	0.08
Net earnings per share	$ 0.10	$ 0.42
	======	======
Basic weighted average number of shares outstanding	114.5	114.4

Diluted weighted average number of shares outstanding	114.9	114.6

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

                                                                                                             (Unaudited)

Assets	March 31, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$ 10.0	$ 84.5
Receivables, net	37.7	35.0
Note receivable from affiliate	33.4	47.5
Inventories, net	368.2	332.6
Deferred income taxes	84.4	84.4
Other current assets	10.3	8.9
Total current assets	544.0	592.9

Property, plant and equipment, net	2,330.3	2,345.8
Net assets of discontinued operations held for sale	685.3	751.9
Other assets	576.8	571.0

Total assets	$4,136.4	$4,261.6
	======	======
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$ 183.1	$ 201.3
Accrued liabilities	192.1	211.7
Short-term debt and current maturities of long-term debt	215.2	217.5
Total current liabilities	590.4	630.5

Long-term debt, less current maturities	2,086.4	2,143.1
Deferred income taxes	311.6	291.6
Other noncurrent liabilities	506.8	521.0
Common equity forwards	13.1	-
Stockholders’ equity:
Common stock, $1 par value, authorized 300,000,000 shares; issued 125,185,301 shares at March 31 and December 31	125.2	125.2
Capital in excess of par value	1,677.2	1,692.2
Accumulated deficit	(781.1)	(790.0)
Accumulated other comprehensive income	(100.1)	(58.6)
Treasury stock, at cost, 10,422,309 and 10,413,385 shares at March 31 and December 31, respectively	(293.1)	(293.4)
Total stockholders’ equity	628.1	675.4

Total liabilities and stockholders’ equity	$4,136.4	$4,261.6
	======	======

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

Three months ended March 31
	2001	2000
Cash Flows from Operating Activities
Net earnings	$ 11.1	$ 48.2
Adjustments to reconcile net earnings to net cash provided by operating activities:
Depreciation, depletion and amortization	43.0	56.2
Minority interest	(7.6)	1.3
Deferred income taxes	19.9	(11.8)
Other charges and credits, net	(23.7)	9.3
Changes in:
Receivables	(2.7)	(43.5)
Note receivable from affiliate	14.1	-
Inventories	(35.6)	49.5
Other current assets	(1.4)	4.8
Accounts payable	(18.2)	(8.8)
Accrued liabilities	(22.9)	22.5
Net current assets of discontinued operations	49.6	(2.0)
Net cash provided by operating activities	25.6	125.7

Cash Flows from Investing Activities
Capital expenditures	(30.8)	(20.3)
Other	-	0.5
Net cash used in investing activities	(30.8)	(19.8)
Net cash provided (used) before financing activities	(5.2)	105.9

Cash Flows from Financing Activities
Cash distributions to the unitholders of Phosphate Resource Partners Limited Partnership	-	(4.5)
Payments of long-term debt	(183.0)	(127.9)
Proceeds from issuance of long-term debt, net	126.3	24.8
Changes in short-term debt, net	(2.3)	(12.7)
Stock options exercised and restricted stock awards	(1.6)	-
Cash dividends paid	(8.7)	(8.7)
Net cash used in financing activities	(69.3)	(129.0)
Net change in cash and cash equivalents	(74.5)	(23.1)
Cash and cash equivalents - beginning of period	84.5	80.8
Cash and cash equivalents - end of period	$ 10.0	$ 57.7
	=====	=====

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)

1.  Restructuring and Other Charges

2001 Restructuring Charge

In the first quarter of 2001, the Company announced a new organizational structure (Reorganization Plan) designed to fully maximize the Company's global leadership position in phosphate and potash crop nutrients and animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure which resulted in business unit and corporate headcount reductions. As a result, the Company recorded a continuing operations restructuring charge of $4.6 million, $2.4 million after tax and minority interest, or $0.02 per share, in the first quarter of 2001. A total of 75 employees were terminated and the majority had left the Company prior to March 31, 2001. Virtually all severance payments will be disbursed subsequent to March 31, 2001.

1999 Restructuring Charge

In the fourth quarter of 1999, the Company announced and implemented a Company-wide rightsizing program (Rightsizing Program) which was designed to simplify and focus the Company's core businesses. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities at IMC PhosFeed (PhosFeed) resulting from an optimization program to reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; (ii) an asset rightsizing program at Potash resulting from a recently revised mine plan; and (iii) corporate and business unit headcount reductions. In conjunction with the Rightsizing Program, the Company recorded a continuing operations restructuring charge of $167.1 million, $89.3 million after tax and minority interest, or $0.78 per share, in the fourth quarter of 1999. Restructuring charges of $11.9 million, $6.3 million after tax, or $0.05 per share, for discontinued operations were also recorded in the fourth quarter of 1999.

1998 Restructuring Charge

In the fourth quarter of 1998, the Company developed and executed a plan to improve profitability (Project Profit). Project Profit was comprised of four major initiatives: (i) the combination of certain activities within the IMC Potash (Potash) and PhosFeed business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining, concentrated phosphate operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of the Company's core competencies; and (iv) reduction of operational and corporate headcount. In conjunction with Project Profit, the Company recorded a continuing operations restructuring charge of $179.5 million, $113.0 million after tax and minority interest, or $0.98 per share, in the fourth quarter of 1998. Restructuring charges of $13.8 million, $10.0 million after tax, for discontinued operations were also recorded in the fourth quarter of 1998.

Activity related to the restructuring portion of the plans discussed above during the period January 1, 2001 to March 31, 2001 was as follows:

	Accrual as of January 1, 2001	Restructuring Charge	Cash Paid	Accrual as of March 31, 2001
Non-employee exit costs:
Demolition and closure costs	$ 41.8	$ -	$ (3.9)	$ 37.9
Idle leased transportation equipment	4.4	-	(1.5)	2.9
Other	1.8	-	(0.2)	1.6

Employee headcount reductions:
Severance benefits	3.4	4.6	(2.1)	5.9

Total	$ 51.4	$ 4.6	$ (7.7)	$ 48.3
	====	====	=====	====

The timing and costs of the Rightsizing Program and Project Profit are generally on schedule with the time and dollar estimates disclosed in the 2000 Annual Report on Form 10-K.

Other

In addition to the 2001 Restructuring Charge, the Company also recorded a $2.4 million, $1.2 million after tax and minority interest, or $0.01 per share, special charge related to the write-off of certain deferred costs which had no future benefit based on the Company's current operating plan. This special charge was recorded in Cost of goods sold.

2.   Divestitures

On February 28, 2001, the Company's Board of Directors authorized management to proceed with negotiations, on proposed terms, for the sale of IMC Salt (Salt) as well as a solar evaporation facility located in Ogden, Utah (Ogden). The Condensed Consolidated Statement of Earnings has been restated to reflect the results of Salt and Ogden as discontinued operations in accordance with Accounting Principles Board Opinion (APB) No. 30, Reporting the Results of Operations. In the fourth quarter of 2000, the Company recorded an estimated loss on disposal of $611.7 million, $402.7 million after tax, including an accrual for forecasted operating results through June 30, 2001 in accordance with APB No. 30.

In December 1999, the Company received Board of Director approval for a plan to sell the entire IMC Chemicals (Chemicals) business unit and is currently in discussions with potential buyers regarding the sale of Chemicals, in whole or in parts. Through the fourth quarter of 2000, the Company recorded estimated losses on disposal totaling $231.3 million, $166.4 million after tax, including an accrual for forecasted operating results through June 30, 2001 in accordance with APB No. 30.

For financial reporting purposes, the assets and liabilities of Chemicals, Salt and Ogden, net of the estimated losses on disposal, have been classified as Net assets of discontinued operations held for sale. See the table below for the detail of assets and liabilities.
	March 31 2001	December 31 2000
Assets:
Receivables, net	$158.1	$193.2
Inventories, net	98.4	137.0
Other current assets	7.4	4.0
Property, plant and equipment, net	561.7	595.6
Other assets	6.2	6.8
Total assets	831.8	936.6

Liabilities:
Accounts payable	75.9	103.4
Accrued liabilities	45.4	55.2
Other noncurrent liabilities	25.2	26.1
Total liabilities	146.5	184.7
Net assets of discontinued operations held for sale	$685.3	$751.9
	=====	=====

The Company has not concluded agreement(s) for the sale(s) of such businesses and there can be no assurance that agreement(s) will be consummated nor can there be assurance as to the timing or proceeds thereof.

3.   Recently Issued Accounting Guidance

Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock

In accordance with Emerging Issues Task Force (EITF) Issue No. 00-19, "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock," the Company reclassified $13.1 million from Stockholders’ equity to Common equity forwards. This reclassification related to the Company’s forward stock repurchase program and was calculated based on the difference between the Company’s stock price as of March 31, 2001 and the forward repurchase contract price.

The Company will be required to adopt further provisions of EITF No. 00-19 on June 30, 2001. These provisions will require the Company to account for its forward stock repurchase contract as an asset or liability, with changes in the value of the contract reflected in the Condensed Consolidated Statement of Earnings. The Company will record the cumulative effect of this change in accounting principle in the second quarter of 2001. However, the impact of adopting EITF 00-19 cannot be determined at this time because it is dependent on the closing market price of the Company’s common stock on June 30, 2001.

Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of SFAS No. 133 to recognize its derivative instruments at fair value. The effect of this transition adjustment resulted in a $2.9 million, net of tax, increase in Accumulated other comprehensive income.

The Company uses financial instruments, including forward exchange, option, futures and swap contracts, to manage its exposure to movements in foreign exchange rates and commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as either: (i) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); (iii) a hedge of a net investment in a foreign operation (net investment hedge); or (iv) as a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item (natural hedge).

The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be an effective hedge, the Company discontinues hedge accounting. Derivatives are recorded in the Condensed Consolidated Balance Sheet at fair value in other assets and other liabilities.

The Company has various forward currency exchange contracts outstanding as of March 31, 2001 maturing in various months through July 2002 which have been designated as cash flow hedges and are being used to hedge transaction exposure related to assets and liabilities denominated in currencies other than the entities' functional currency, including intercompany loans, and to reduce the exchange rate risk related to certain forecasted foreign currency transactions. The principle currency being hedged by the Company as of March 31, 2001 was the Canadian dollar. The Company also has various exchange-traded natural gas forward purchase contracts outstanding as of March 31, 2001 maturing in various months through October 2004 which have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices caused by weather, supply conditions, political and economic variables, and other unpredictable factors. The effective portion of changes in the fair value of the Company’s cash flow hedges is recorded in Accumulated other comprehensive income. As of March 31, 2001, the Company had unrealized losses totaling $13.3 million related to its cash flow hedges of which $12.1 million is expected to be reclassified into earnings within the next 12 months. Unrealized gains or losses included in Accumulated other comprehensive income are recognized in earnings in the same period that the underlying hedged item is realized and reported on the same line in the Condensed Consolidated Statement of Earnings as the underlying hedged item. During the first quarter of 2001, the Company recognized all of the unrealized gains reported in Accumulated other comprehensive income and associated with the transition adjustment on January 1, 2001. The ineffective portion of changes in the fair value of the Company’s cash flow hedges are immediately reported in Other (income) expense, net in the Condensed Consolidated Statement of Earnings, and were not significant during the quarter ended March 31, 2001.

4.   Sale of Accounts Receivable

In September 2000, the Company entered into an accounts receivable securitization facility (Securitization Facility) which expires on September 28, 2001, unless extended by the Company and, in any event, no later than September 26, 2003. The Securitization Facility allows the Company to sell without recourse, on an on-going basis, certain of its trade accounts receivable to a wholly-owned unconsolidated special purpose entity (SPE). The SPE in turn may sell an interest in such receivables to a financial conduit for up to a $100.0 million net investment. The proceeds received by the SPE from the financial conduit are used to pay the Company for a portion of the purchase price of the receivables. The SPE pays for the remainder of the purchase price of the receivables through the issuance of notes payable to the Company, which bear interest at the Federal Funds Rate (5.0% at March 31, 2001) and are due no later than one year after the termination of the Securitization Facility.

As of March 31, 2001, the outstanding balance of trade accounts receivable, net of allowances, sold to the SPE was $158.4 million and the net investment by the financial conduit was approximately $100.0 million, which represents the sale of substantially all eligible receivables at that date. The Company recognized pretax losses of $1.8 million on the sale of receivables in the first quarter of 2001, which are included in Other (income) expense, net. The proceeds of the net investment from the financial conduit were used to reduce borrowings under the Company's commercial paper program. The principal amount of notes issued by the SPE to the Company of $33.4 million was reflected in the Condensed Consolidated Balance Sheet as a Note receivable from affiliate. Since the inception of the SPE, the Company has received proceeds from new securitizations of $1,176.6 million and proceeds from collections reinvested in previous securitizations of $992.8 million.

In April 2001, the Company voluntarily terminated the Securitization Facility upon payment of $100.0 million with the simultaneous return of $211.3 million of receivables to the Company.

5.   Inventories

	March 31 2001	December 31 2000

Products (principally finished)	$307.8	$272.4
Operating materials and supplies	67.0	71.6
	374.8	344.0
Less: Inventory allowances	6.6	11.4
Inventories, net	$368.2	$332.6
	=====	=====

6.   Financing Arrangements

In April 2001, the Company amended its $550.0 million long-term credit facility, maturing in December 2002, and its $250.0 million short-term credit facility, maturing in September 2001 (collectively, Credit Facilities).

The principal revisions that were made to the Credit Facilities by the April 2001 amendments were: (i) to defer the Company’s obligation to secure the Credit Facilities with the fixed assets of the Company and its domestic subsidiaries until May 21, 2001; (ii) to amend certain financial covenants (leverage ratio and interest coverage ratio), including retroactive amendments to those covenants as of March 31, 2001; and (iii) to trigger the Company’s obligation to secure the Credit Facilities with substantially all of the stock and other equity interests and the assets (other than fixed assets) of its domestic subsidiaries (and the Company’s related obligation to terminate its accounts receivable securitization facility).

The amount available for borrowing under the Credit Facilities is reduced by the balances of commercial paper, letters of credit, and guarantees. As of March 31, 2001, the Company had a total of $378.3 million drawn on the Credit Facilities. Outstanding letters of credit as of March 31, 2001 totaled $40.5 million. No commercial paper was outstanding as of March 31, 2001. As of March 31, 2001, net available additional borrowings under the Credit Facilities were approximately $381.2 million.

A condition to the effectiveness of the April 2001 amendments was the delivery to the agent under the Credit Facilities of an underwritten commitment letter providing for a replacement credit facility for the Company in an amount not less than $500.0 million. In order to satisfy this requirement, the Company has entered into a commitment letter (Commitment Letter) with The Chase Manhattan Bank and Goldman Sachs Credit Partners L.P., pursuant to which they have advised the Company of their commitment to each provide up to $250.0 million of the replacement facilities (Replacement Facilities). In addition to the Replacement Facilities, the Commitment Letter contemplates that: (i) the Company will repay or repurchase its 6.625 percent senior notes due October 2001 promptly upon the closing of the Replacement Facilities; and (ii) the Company will issue $500.0 million of senior unsecured notes (now proposed to be $400.0 million 10.875 percent senior unsecured notes due 2008 and $200.0 million 11.25 percent senior unsecured notes due 2011).

Set forth below is a brief summary of certain material terms of the Replacement Facilities specified in the Commitment Letter. However, as the final terms of the Replacement Facilities have not been determined, the final terms may differ from those set forth herein and, in certain cases, such differences may be significant.

It is contemplated that the Replacement Facilities will provide for a revolving credit facility of up to $250.0 million in revolving credit loans and letters of credit and a term loan facility of $250.0 million in term loans. At the closing of the Replacement Facilities, the amount of the revolving credit facility may be reduced by up to $50.0 million, with a corresponding increase in the term loan facility.  It is further contemplated that the Replacement Facilities will be guaranteed by substantially all of the Company’s direct or indirect domestic subsidiaries and will be secured by: (i) a pledge of certain equity interests and intercompany debt held by the Company or the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivables and inventory; and (iii) mortgages on certain real property.

The Company believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets and receipt of asset sale proceeds, will be sufficient to meet its operating expenses and capital expenditures and service its debt requirements as they become due (including current maturities of long-term debt of $210.8 million due in 2001). However, the ongoing ability of the Company to meet its debt service and other obligations, including compliance with financial covenants in the Credit Facilities or, as applicable, the Replacement Facilities will be dependent upon the future performance of the Company which will be subject to financial, business, and other factors, certain of which are beyond its control, such as prevailing economic and industry conditions and prices and other market conditions for the Company’s products and upon the Company’s ability to complete proposed major asset sales on acceptable terms. However, based on current market conditions, the Company believes that it is unlikely that it will be able to comply with applicable financial covenants contained in the Credit Facilities. Accordingly, the Company is seeking to implement the Replacement Facilities and the related issuance of new senior notes. If the Company is unable to implement its pending refinancing plan and, as is expected in such events, is unable to comply with the currently applicable financial covenants contained in the Credit Facilities, the Company would be unable to borrow additional amounts under the Credit Facilities in the absence of an additional waiver or amendment from the requisite lenders under the Credit Facilities. However, there can be no assurance that the Company’s efforts to implement its pending refinancing plan or to obtain an additional waiver or amendment from the requisite lenders under the Credit Facilities would be successful.

7.   Operating Segmentsa

	IMC PhosFeed[b,c]	IMC Potash[c]	Other[c]	Total[b,c]
Three months ended March 31, 2001
Net sales from external customers	$ 303.4	$ 216.7	$ -	$ 520.1
Intersegment net sales	17.9	6.7	-	24.6
Gross margins	9.6	62.6	(5.5)	66.7
Operating earnings (loss)	(4.0)	57.7	(14.5)	39.2

Three months ended March 31, 2000
Net sales from external customers	$ 335.1	$ 261.5	$ -	$ 596.6
Intersegment net sales	19.5	5.3	-	24.8
Gross margins	44.2	80.4	(6.6)	118.0
Operating earnings (loss)	33.1	76.5	(16.6)	93.0

aThe operating results of Chemicals, Salt and Ogden were not included in the segment information as these businesses have been classified as discontinued
  operations (Note 2).
bGross margins include special charges of $2.4 million related to the write-off of certain deferred costs (Note 1).
cOperating earnings (loss) include special charges of $5.2 million, $0.8 million and $1.0 million for PhosFeed, Potash and Other, respectively, related to the Reorganization   Plan (Note 1).

8.   Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, was as follows:
	Three months ended March 31
	2001	2000
Comprehensive income (loss):
Net earnings	$ 11.1	$ 48.2
Net unrealized loss on derivative instruments	(13.3)	-
Foreign currency translation adjustment	(28.2)	(3.4)
Total comprehensive income (loss) for the period	$(30.4)	$ 44.8
	=====	=====

9. Earnings Per Share

The numerator for both basic and diluted earnings per share (EPS) is: (i) earnings from continuing operations; (ii) earnings from discontinued operations or; (iii) net earnings, as applicable. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator for the basic and diluted earnings per share computations:
	Three months ended March 31
	2001	2000

Basic EPS shares	114.5	114.4
Effect of dilutive securities	0.4	0.2
Diluted EPS shares	114.9	114.6
	====	====

Options to purchase approximately 10.2 million and 7.9 million shares of common stock as of March 31, 2001 and 2000, respectively, and warrants to purchase approximately 8.4 million shares of common stock as of March 31, 2000, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2001 vs. three months ended March 31, 2000

Overview

Net sales for the first quarter of 2001 were $520.1 million and gross margins were $69.1 million, excluding special charges of $2.4 million. Earnings from continuing operations for the first quarter of 2001 were $14.7 million, or $0.13 per share, excluding special charges of $3.6 million, after tax and minority interest, or $0.03 per share (see Note 1 of Notes to Condensed Consolidated Financial Statements). Net sales for the first quarter of 2000 were $596.6 million and gross margins were $118.0 million. Earnings from continuing operations for the first quarter of 2000 were $39.3 million, or $0.34 per share. Net earnings for the first quarter of 2000 of $48.2 million, or $0.42 per share, included earnings from discontinued operations of $8.9 million, or $0.08 per share (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Net sales for the first quarter of 2001 decreased 13 percent from the prior year period while gross margins, excluding special charges, decreased 41 percent. This decrease in sales was the result of reduced volumes, while the decrease in margins occurred because of reduced volumes as well as increased raw material costs and higher idle plant costs from temporary production cutbacks.

The operating results of the Company’s significant business units are discussed in more detail below.

IMC PhosFeed

PhosFeed’s net sales for the first quarter of 2001 declined nine percent to $321.3 million compared to $354.6 million for the same period last year largely as a result of lower volumes partially offset by higher average sales realizations. Concentrated phosphates export sales volumes, primarily diammonium phosphate (DAP), decreased 21 percent in the first quarter of 2001 while domestic shipments declined ten percent. Overall, decreased shipments of concentrated phosphates, primarily DAP, unfavorably impacted net sales by $35.0 million. Higher average concentrate sales prices, driven by higher average DAP realizations, positively impacted net sales by $6.7 million. Average DAP prices increased five percent to $139 per short ton in the first quarter of 2001 from $132 per short ton in the first quarter of 2000.

Gross margins, excluding special charges of $2.4 million, decreased 73 percent to $12.0 million for the first quarter of 2001 compared to $44.2 million for the first quarter of last year. This decrease was mainly the result of increased ammonia costs, higher idle plant costs from temporary production cutbacks and lower sales volumes, partially offset by higher prices. All Louisiana phosphate production was shut down during the entire quarter, representing approximately 45 percent of annualized DAP capacity.

_____________________________________

1   All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," and Part II,
     Item 1, "Legal Proceedings,"constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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
     pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals;
     market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits;
     the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, involving the Company; and other risk factors reported from time to time in the Company’s Securities and Exchange Commission reports.

IMC Potash

Potash’s net sales for the first quarter of 2001 decreased 16 percent to $223.4 million compared to $266.8 million for the same period last year mainly as a result of lower volumes, partially offset by higher average sales prices. Sales volumes for the quarter decreased 18 percent to 2.1 million short tons compared to 2.6 million short tons in the prior year. Average sales prices increased four percent to $78 per ton in the first quarter of 2001 from $75 per ton in the first quarter of 2000. Gross margins decreased 22 percent to $62.6 million for the first quarter of 2001 from $80.4 million for the same period in 2000. The decrease in gross margins was primarily the result of lower sales volumes and higher natural gas costs, partially offset by higher average sales prices.

Key Statistics

The following table summarizes the Company’s significant sales volumes and average selling prices for the three months ended March 31:
	2001	2000
Sales volumes (in thousands of short tons)[a]:
IMC Phosphates	1,394	1,636
IMC Potash	2,111	2,579
Average price per ton[b]:
DAP	$139	$132
Potash	$78	$75

aSales volumes include tons sold captively. IMC Phosphates’ volumes represent dry product tons, primarily DAP.
bAverage prices represent sales made FOB plant/mine.

Other (Income) Expense, net

Other (income) expense, net for the first quarter of 2001 increased $2.1 million to $0.8 million of income from expense of $1.3 million for the same period in 2000. This fluctuation was mainly caused by foreign currency transactions, partially offset by fees associated with the accounts receivable securitization.

Minority Interest

Minority interest decreased $8.9 million from the same period last year. This decrease in minority interest expense was primarily the result of significantly lower earnings for IMC Phosphates Company, a 78.9 percent owned subsidiary of the Company, as compared to the prior year period.

Restructuring Activities

In the first quarter of 2001, the Company announced a Reorganization Plan designed to fully maximize the Company's global leadership position in phosphate and potash crop nutrients and animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure which resulted in headcount reductions. See Note 1 of Notes to Condensed Consolidated Financial Statements.

Divestitures

On February 28, 2001, the Company’s Board of Directors authorized management to proceed with negotiations, on proposed terms, for the sale of Salt and Ogden. For financial reporting purposes, the assets and liabilities of Salt and Ogden, net of the estimated loss on disposal, have been classified as Net assets of discontinued operations held for sale.

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

See Note 2 of Notes to Condensed Consolidated Financial Statements.

Sale of Accounts Receivables

See Note 4 of Notes to Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

The Company generates significant cash from operations and has sufficient borrowing capacity to meet its operating and discretionary spending requirements.

Operating activities generated $25.6 million of cash in the first three months of 2001 compared with $125.7 million for the same period in 2000. The decrease of $100.1 million was primarily driven by a depressed agricultural economy that reduced operating cash flows and increased working capital as a result of higher inventories from PhosFeed.

Net cash used in investing activities in the first three months of 2001 of $30.8 million increased $11.0 million from $19.8 million in the first three months of 2000. Capital expenditures for the first three months of 2001 increased $10.5 million to $30.8 million from $20.3 million in the prior year. The Company estimates that its capital expenditures from continuing operations for 2001 will approximate $140.0 million, $125.0 million after minority interest, and will be financed primarily from operations.

Cash used in financing activities in the first three months of 2001 of $69.3 million decreased $59.7 million from $129.0 million in the first three months of 2000. This decrease in cash used in financing activities was primarily a result of lower net debt payments of $56.8 million in the current year.

See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of financing arrangements.

Item 3. Market Risk.

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize foreign currency risks and the effects of changing raw material prices, but not for trading purposes. At March 31, 2001, the Company’s exposure to these market risk factors was not significant and had not materially changed from December 31, 2000.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings1.

On March 28, 2001, and again on April 25, 2001, plaintiffs from Pensacola, Florida filed a class-action lawsuit against Agrico Chemical Company, a subsidiary of Phosphate Resource Partners Limited Partnership (Agrico) (and, solely in the case of the latter action, also directly against IMC) and a number of unrelated defendants. (First action - Samples et al. vs. Conoco Inc. et al, Second action – Williams et al. vs. Conoco Inc, both in the Circuit Court of the First Judicial Circuit, Escambia County, Florida). The former action primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages purportedly arising from releases to groundwater occurring at the Agrico Superfund Site in Pensacola, Florida. The latter action asserts a state law claim seeking medical monitoring as a result of such releases. As a division of Conoco Inc. and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce crop nutrient and crop nutrient-related materials. While management cannot determine the magnitude of any exposure to the Company, the Company intends to vigorously contest these actions and to seek any indemnification to which it may be entitled. Under a CERCLA consent decree, Conoco Inc. and The Williams Companies have completed soil stabilization and capping at this site and are continuing to conduct groundwater monitoring. Pursuant to an indemnification agreement with the Company, The Williams Companies have assumed responsibility for any on-site remedial costs that Agrico might incur.

For information on other legal and environmental proceedings, see Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8, of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

Item 6. Exhibits and Reports on Form 8-K.
(a)	Exhibits.
	Exhibit No.	Description
4.ii.

Second Amendment dated as of April 6, 2001 to the Second Amended and Restated Five-Year Credit Agreement dated as of September 29, 2000 among IMC Global Inc., the financial institutions parties thereto and Bank of America, N.A., as Administrative Agent

(b)	Reports on Form 8-K.
A report under Item 5 dated February 2, 2001.

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: /s/ Anne M. Scavone Anne M. Scavone Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date:  May 14, 2001

Exhibit Index
Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.

Second Amendment dated as of April 6, 2001 to the Second Amended and Restated Five-Year Credit Agreement dated as of September 29, 2000 among IMC Global Inc., the financial institutions parties thereto and Bank of America, N.A., as Administrative Agent

X

* SEC File No.1-9164