Form 10-Q
period 2001-06-30
IMC GLOBAL INC
filed 2001-08-14
CIK 820626

*********************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

Yes Ö   . No____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,845,897 shares, excluding 10,339,403 treasury shares as of August 9, 2001.

*********************************************

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, are unaudited but include all adjustments which the Company's management considers necessary for a fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

*********************************************

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000

Net sales	$ 506.9	$ 525.4	$ 1,027.0	$ 1,122.0
Cost of goods sold	446.3	426.1	899.7	906.2
Gross margins	60.6	99.3	127.3	215.8

Selling, general and administrative expenses	19.6	27.0	42.5	52.0
Restructuring activity	-	(2.5)	4.6	(2.5)
Operating earnings	41.0	74.8	80.2	166.3

Interest expense	36.0	28.9	65.6	58.0
Other (income) expense, net	7.6	(5.8)	6.8	(6.0)
Earnings (loss) from continuing operations before minority interest	(2.6)	51.7	7.8	114.3
Minority interest	(9.4)	(1.5)	(17.0)	(0.2)
Earnings from continuing operations before taxes	6.8	53.2	24.8	114.5
Provision for income taxes	2.6	20.4	9.5	42.4
Earnings from continuing operations	4.2	32.8	15.3	72.1
Earnings (loss) from discontinued operations	-	(4.5)	-	4.4
Earnings before extraordinary item and cumulative effect of a change in accounting principle	4.2	28.3	15.3	76.5
Extraordinary charge - debt retirement	(3.9)	-	(3.9)	-
Cumulative effect of a change in accounting principle	(24.5)	-	(24.5)	-
Net earnings (loss)	$ (24.2) ======	$ 28.3 ======	$ (13.1) =======	$ 76.5 =======

Basic and diluted earnings (loss) per share:
Earnings from continuing operations	$ 0.04	$ 0.29	$ 0.13	$ 0.63
Earnings (loss) from discontinued operations	-	(0.04)	-	0.04
Extraordinary charge - debt retirement	(0.03)	-	(0.03)	-
Cumulative effect of a change in accounting principle	(0.21)	-	(0.21)	-
Net earnings (loss) per share	$ (0.20) ======	$ 0.25 ======	$ (0.11) =======	$ 0.67 =======

Basic weighted average number of shares outstanding	114.5	114.4	114.5	114.4

Diluted weighted average number of shares outstanding	116.3	114.8	115.5	114.8

 (See Notes to Condensed Consolidated Financial Statements)

*********************************************

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	(Unaudited) June 30, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 93.5	$ 84.5
Receivables, net	162.7	35.0
Note receivable from affiliate	-	47.5
Inventories, net	377.4	332.6
Deferred income taxes	84.4	84.4
Other current assets	10.9	8.9
Total current assets	728.9	592.9

Property, plant and equipment, net	2,333.9	2,345.8
Net assets of discontinued operations held for sale	686.7	751.9
Other assets	628.9	571.0

Total assets	$ 4,378.4 =======	$ 4,261.6 =======

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 161.4	$ 201.3
Accrued liabilities	193.8	211.7
Short-term debt and current maturities of long-term debt	16.2	217.5
Total current liabilities	371.4	630.5

Long-term debt, less current maturities	2,540.0	2,143.1
Deferred income taxes	317.4	291.6
Other noncurrent liabilities	509.4	521.0
Common equity forwards	24.5	-
Stockholders' equity:
Common stock, $1 par value, authorized 300,000,000 shares; issued 125,185,301 shares at June 30 and December 31	125.2	125.2
Capital in excess of par value	1,684.5	1,692.2
Accumulated deficit	(807.6)	(790.0)
Accumulated other comprehensive income	(98.4)	(58.6)
Treasury stock, at cost, 10,339,403 and 10,413,385 shares at June 30 and December 31, respectively	(288.0)	(293.4)
Total stockholders' equity	615.7	675.4

Total liabilities and stockholders' equity	$ 4,378.4 =======	$ 4,261.6 =======

(See Notes to Condensed Consolidated Financial Statements)

*********************************************

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30
	2001	2000
Cash Flows from Operating Activities
Net earnings (loss)	$ (13.1)	$ 76.5
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	85.9	111.5
Minority interest	(17.0)	(0.2)
Deferred income taxes	25.8	(13.3)
Cumulative effect of a change in accounting - common equity forwards	24.5	-
Other charges and credits, net	(25.9)	11.5
Changes in:
Receivables	(127.7)	52.4
Note receivable from affiliate	47.5	-
Inventories	(44.8)	21.4
Other current assets	(3.2)	10.6
Accounts payable	(39.9)	(38.2)
Accrued liabilities	(31.0)	(11.8)
Net current assets of discontinued operations	44.6	8.0
Net cash provided by (used in) operating activities	(74.3)	228.4

Cash Flows from Investing Activities
Capital expenditures	(59.0)	(53.1)
Other	1.0	1.1
Net cash used in investing activities	(58.0)	(52.0)
Net cash provided (used) before financing activities	(132.3)	176.4

Cash Flows from Financing Activities
Cash distributions to the unitholders of Phosphate Resource Partners Limited Partnership	-	(4.5)
Payments of long-term debt	(792.2)	(198.7)
Proceeds from issuance of long-term debt, net	1,178.6	24.8
Changes in short-term debt, net	(204.3)	(11.3)
Cash distributions to Vigoro Corporation Preferred Stockholders	-	(28.2)
Cash dividends paid	(10.9)	(17.5)
Other	(29.9)	0.1
Net cash provided by (used in) financing activities	141.3	(235.3)

Net change in cash and cash equivalents	9.0	(58.9)
Cash and cash equivalents - beginning of period	84.5	80.8
Cash and cash equivalents - end of period	$ 93.5 ======	$ 21.9 ======

 (See Notes to Condensed Consolidated Financial Statements)

*********************************************

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(Unaudited)

1.   Restructuring and Other Charges

2001 Restructuring Charge

In the first quarter of 2001, the Company announced a new organizational structure (Reorganization Plan) designed to fully maximize the Company's global leadership position in phosphate and potash crop nutrients and animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions. As a result, the Company recorded a continuing operations restructuring charge of $4.6 million, $2.4 million after tax and minority interest, or $0.02 per share, in the first quarter of 2001. A total of 74 employees were terminated and the majority had left the Company prior to March 31, 2001. The majority of the remaining severance payments will be disbursed over the next twelve months.

2000 Restructuring Charge

As part of its plan to improve profitability (Project Profit), the Company had written off certain assets in 1998. However, in April 2000, some of these assets were sold to a third party. This activity was recorded in the second quarter of 2000 as a reduction of the restructuring charge previously recognized for Project Profit.

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

1998 Restructuring Charge

In the fourth quarter of 1998, the Company developed and executed Project Profit. Project Profit was comprised of four major initiatives: (i) the combination of certain activities within the Potash and PhosFeed business units in an effort to realize certain operating and staff function synergies; (ii) restructuring of the phosphate rock mining, concentrated phosphate operations and processes in an effort to reduce costs; (iii) simplification of the current business activities by eliminating businesses not deemed part of the Company's core competencies; and (iv) reduction of operational and corporate headcount. In conjunction with Project Profit, the Company recorded a continuing operations restructuring charge of $179.5 million, $113.0 million after tax and minority interest, or $0.98 per share, in the fourth quarter of 1998. Restructuring charges of $13.8 million, $10.0 million after tax, for discontinued operations were also recorded in the fourth quarter of 1998.

Activity related to the restructuring portion of the plans discussed above during the period January 1, 2001 to June 30, 2001 was as follows:

	Accrual as of January 1, 2001	Restructuring Charge	Cash Paid	Accrual as of June 30, 2001
Non-employee exit costs:
Demolition and closure costs	$ 41.8	$ -	$ (7.6)	$ 34.2
Idle leased transportation equipment	4.4	-	(2.1)	2.3
Other	1.8	-	(0.2)	1.6

Employee headcount reductions:
Severance benefits	3.4	4.6	(2.9)	5.1

Total	$ 51.4 =====	$ 4.6 =====	$ (12.8) =====	$ 43.2 =====

The timing and costs of the Rightsizing Program and Project Profit are generally on schedule with the time and dollar estimates disclosed in the 2000 Annual Report on Form 10-K.

Other

In addition to the 2001 restructuring charge, the Company also recorded a $2.4 million, $1.2 million after tax and minority interest, or $0.01 per share, special charge in the first quarter of 2001 related to the write-off of certain deferred costs which had no future benefit based on the Company's current operating plan. This special charge was recorded in Cost of goods sold.

2.   Discontinued Operations

On February 28, 2001, the Company's Board of Directors authorized management to proceed with negotiations, on proposed terms, for the sale of IMC Salt (Salt) as well as a solar evaporation facility located in Ogden, Utah (Ogden). In the fourth quarter of 2000, the Company recorded an estimated loss on disposal of $611.7 million, $402.7 million after tax, including an accrual for forecasted operating results through June 30, 2001. The Company's Board of Directors subsequently authorized management to pursue alternative transactions and therefore as a result, the Company anticipates the completion of a sale transaction for these businesses by December 31, 2001. The Company has reviewed the forecasted operating results through that date and has determined that no additional accrual as of June 30, 2001 was necessary.

In December 1999, the Company received Board of Director approval for a plan to sell the entire IMC Chemicals (Chemicals) business unit and is currently in discussions with potential buyers regarding the sale of Chemicals, in whole or in parts. Through the fourth quarter of 2000, the Company recorded estimated losses on disposal totaling $231.3 million, $166.4 million after tax, including an accrual for forecasted operating results through June 30, 2001. The Company has received a letter of intent with respect to the sale of a portion of the business and is actively pursuing sale of the remaining parts. As a result, the Company now anticipates the completion of sales transactions for all or a substantial part of this business by December 31, 2001. The Company has reviewed the forecasted operating results through that date and has determined that no additional accrual as of June 30, 2001 was necessary.

For financial reporting purposes, the assets and liabilities of Chemicals, Salt and Ogden, net of the estimated losses on disposal, have been classified as Net assets of discontinued operations held for sale. See the table below for the detail of assets and liabilities.

	June 30 2001	December 31 2000
Assets:
Receivables, net	$114.1	$193.2
Inventories, net	128.9	137.0
Other current assets	4.0	4.0
Property, plant and equipment, net	574.9	595.6
Other assets	4.0	6.8
Total assets	825.9	936.6

Liabilities:
Accounts payable	72.2	103.4
Accrued liabilities	43.8	55.2
Other noncurrent liabilities	23.2	26.1
Total liabilities	139.2	184.7
Net assets of discontinued operations held for sale	$686.7 =====	$751.9 =====

The Company has not concluded agreement(s) for the sale(s) of such businesses and there can be no assurance that agreement(s) will be consummated nor can there be assurance as to the timing or proceeds thereof.

3.   Recently Issued Accounting Guidance

Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock

Effective June 30, 2001, Emerging Issues Task Force Issue (EITF) No. 00-19, "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," requires the Company to account for its forward stock repurchase contract as an asset or liability, with changes in the value of the contract reflected in the Condensed Consolidated Statement of Operations. The Company recorded a cumulative effect of a change in accounting principle of $24.5 million, or $0.21 per share, in the second quarter of 2001 upon adoption of EITF 00-19. This charge was calculated based on the difference between the Company's stock price as of June 30, 2001 and the forward repurchase contract price. Prior to that date, any excess of forward repurchase contract price over the Company's stock price was classified as temporary equity. Subsequent to June 30, 2001, changes in fair value will be included in earnings from continuing operations.

Accounting for Derivative Instruments and Hedging Activities

On January 1, 2001, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of SFAS No. 133 to recognize its derivative instruments at fair value. The effect of this transition adjustment resulted in $2.9 million, net of tax, of Accumulated other comprehensive income. The Company recognized all of the unrealized gains associated with this transition adjustment during the first quarter of 2001.

The Company had various forward currency exchange contracts outstanding as of June 30, 2001 maturing in various months through July 2002 which have been designated as cash flow hedges and are being used to hedge transaction exposure related to assets and liabilities denominated in currencies other than the entities' functional currency, including intercompany loans, and to reduce the exchange rate risk related to certain forecasted foreign currency transactions. The principle currency being hedged by the Company as of June 30, 2001 was the Canadian dollar. The Company also had various exchange-traded natural gas forward purchase contracts outstanding as of June 30, 2001 maturing in various months through October 2004 which have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices caused by weather, supply conditions, political and economic variables, and other unpredictable factors. The effective portion of changes in the fair value of the Company's cash flow hedges is recorded in Accumulated other comprehensive income. As of June 30, 2001, the Company had unrealized losses totaling $32.6 million related to its cash flow hedges of which $24.4 million is expected to be reclassified into earnings within the next 12 months. Unrealized gains or losses included in Accumulated other comprehensive income are recognized in earnings in the same period that the underlying hedged item is realized and reported on the same line in the Condensed Consolidated Statement of Operations as the underlying hedged item. The ineffective portion of changes in the fair value of the Company's cash flow hedges were reported in Other (income) expense, net in the Condensed Consolidated Statement of Operations, and amounted to $1.9 million for the second quarter and first six months of 2001.

Accounting for Business Combinations and Goodwill and Intangible Assets

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements.

The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to result in an increase in net income of $10.1 million, or $0.09 per share, per year. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

4.   Sale of Accounts Receivable

In September 2000, the Company entered into an accounts receivable securitization facility (Securitization Facility) with a September 28, 2001 expiration date, unless extended by the Company and, in any event, no later than September 26, 2003. The Securitization Facility allowed the Company to sell without recourse, on an on-going basis, certain of its trade accounts receivable to a wholly-owned unconsolidated special purpose entity (SPE). The SPE in turn would sell an interest in such receivables to a financial conduit for up to a $100.0 million net investment. The proceeds received by the SPE from the financial conduit were used to pay the Company for a portion of the purchase price of the receivables. The SPE paid for the remainder of the purchase price of the receivables through the issuance of notes payable to the Company, which bear interest at the Federal Funds Rate and were due no later than one year after the termination of the Securitization Facility.

In April 2001, the Company voluntarily terminated the Securitization Facility and repurchased trade accounts receivable held by the SPE. The Company recognized pretax losses of $2.5 million on the sale of receivables in the first six months of 2001, which were included in Other (income) expense, net.

5.   Inventories

	June 30 2001	December 31 2000
Products (principally finished)	$316.8	$272.4
Operating materials and supplies	66.8	71.6
	383.6	344.0
Less: Inventory allowances	6.2	11.4
Inventories, net	$377.4 =====	$332.6 =====

6.   Financing Arrangements

On May 17, 2001, the Company entered into a new $500.0 million senior secured credit facility (New Credit Facilities) and issued $600.0 million of senior unsecured notes. The proceeds of this offering and of the initial borrowings under the Company's New Credit Facilities were used to repay all outstanding indebtedness under the Company's existing senior credit facilities and refinance outstanding letters of credit, to fund the tender offer for the Company's 6.625 percent senior notes due October 15, 2001, to pay related fees and expenses and for general corporate purposes.

The Company entered into the New Credit Facilities pursuant to a credit agreement, dated as of May 17, 2001, with The Chase Manhattan Bank, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P, as Syndication Agent, and various other lenders party thereto (Credit Agreement). Pursuant to the Credit Agreement the Company and certain of its domestic subsidiaries may borrow up to $500.0 million. The New Credit Facilities consist of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit, and of a term loan facility (Term Loan Facility) of $290.0 million. The Revolving Credit Facility will mature on May 17, 2006. The Term Loan Facility will mature on November 17, 2006. If the Company's 7.65 percent senior notes due 2005 and 6.55 percent senior notes due 2005 have not been fully refinanced prior to October 15, 2004, both the Revolving Credit Facility and the Term Loan Facility will mature on October 15, 2004. Prior to its maturity date, the funds borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed without premium or penalty. Amounts repaid in respect of the Term Loan Facility may not be reborrowed.

As of June 30, 2001, the Company had a total of $290.0 million drawn under the New Credit Facilities. Outstanding letters of credit as of June 30, 2001 totaled $48.9 million. As of June 30, 2001, the net available additional borrowings under the New Credit Facility were approximately $161.1 million.

The commitment fees associated with the Revolving Credit Facility vary depending upon the Company's leverage ratio and may range from 37.5 basis points to 50.0 basis points. The current commitment fee rate is 50.0 basis points. Interest rates associated with the Term Loan Facility and the Revolving Credit Facility also vary depending upon the Company's leverage ratio. With respect to the Revolving Credit Facility, interest on such loans are calculated at either prime plus 125.0 to 200.0 basis points (depending on the Company's leverage ratio) or LIBOR plus 225.0 to 300.0 basis points (depending on the Company's leverage ratio). With respect to the Term Loan facility, interest on such loans are calculated at either prime plus 275.0 basis points or LIBOR plus 375.0 basis points. The Revolving Credit Facility and the Term Loan Facility currently bear interest at LIBOR plus 300.0 basis points and LIBOR plus 375.0 basis points, respectively.

The New Credit Facilities are guaranteed by substantially all of the Company's direct or indirect domestic subsidiaries, as well as IMC Canada Ltd., a Canadian corporation, IMC Potash Colonsay N.V., a Netherlands Antilles corporation, IMC Global Potash Holdings N.V., a Netherlands Antilles corporation, and IMC Global Netherlands B.V., a Netherlands corporation. The New Credit Facilities are secured by: (i) a pledge of certain equity interests and intercompany debt held by the Company or the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of the Company's potash mining and production facilities.

The New Credit Facilities require the Company to meet certain financial tests, including but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facilities). In addition, the New Credit Facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, guarantees, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liquidations and change of business, prepayments, repurchases and redemption of other indebtedness, liens, sale-leaseback transactions and encumbrances, hedging agreements, amendments of debt and certain other material agreements, and other matters customarily restricted by such agreements. The New Credit Facilities also contain customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross default and cross acceleration to certain other material agreements or indebtedness, certain events of bankruptcy and insolvency, judgment defaults, invalidity of security interests supporting the new credit facilities and a change of control of the Company. Certain of the events of default are subject to exceptions, materiality qualifiers and baskets.

Concurrent with the closing of the New Credit Facilities, the Company issued $400.0 million aggregate principal amount of 10.875 percent Senior Notes Due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent Senior Notes Due 2011 (Ten Year Notes and together with the Seven Year Notes, Notes). The Notes were sold in reliance on Rule 144A and Regulation S under the Securities Act of 1933 (Securities Act). Set forth below is a brief summary of certain material terms of the Notes.

The Notes are guaranteed by the same subsidiaries of the Company that guaranteed the New Credit Facilities.

Prior to the time that the Notes receive an investment grade rating from both Standard & Poor's Ratings Group and Moody's Investor's Services Inc. and certain other conditions are satisfied (Fall-Away Event), covenants contained in the indentures under which the Notes were issued will limit the Company's ability and the ability of its restricted subsidiaries to, among other things: (i) borrow money; (ii) pay dividends on, redeem or repurchase the Company's capital stock; (iii) make investments; (iv) sell assets (including provisions relating to the use of proceeds of such asset sales); (v) create restrictions on the payment of dividends or other amounts to the Company from its restricted subsidiaries; (vi) enter into transactions with affiliates; and (vii) expand into unrelated businesses. If the Company experiences specific kinds of changes of control prior to the Fall-Away Event, holders of the Notes will have the right to require the Company to purchase their Notes, in whole or in part, at a price equal to 101 percent of the principal amount thereon, together with any accrued or unpaid interest to the date of purchase.

Notwithstanding the preceding paragraph, so long as any of the Notes are outstanding, covenants contained in the indentures limit the Company's ability and the ability of its restricted subsidiaries to, among other things: (i) create liens; (ii) enter into sale and leaseback transactions; and (iii) consolidate, merge or sell all or substantially all of its assets. In addition, so long as any Notes are outstanding, the indentures require, among other things, the Company to provide reports to holders of Notes and limit the ability of the Company's restricted subsidiaries to guarantee other debt.

 The Seven Year Notes may not be redeemed at the Company's option prior to their maturity. Some or all of the Ten Year Notes may be redeemed at the Company's option at any time on or after June 1, 2006 for a premium.

The ongoing ability of the Company to meet its debt service and other obligations, including compliance with the financial and other covenants contained in the New Credit Facilities and the Notes, will depend upon the future performance of the Company, which will be subject to financial, business, and other factors, certain of which are beyond its control, such as prevailing economic and agricultural industry conditions and prices and other market conditions for the Company's products and upon the Company's ability to complete proposed major asset sales described therein on acceptable terms, if any.

7.   Operating Segmentsa

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended June 30, 2001
Net sales from external customers	$ 271.9	$ 235.0	$ -	$ 506.9
Intersegment net sales	19.3	5.2	-	24.5
Gross margins	0.6	65.2	(5.2)	60.6
Operating earnings (loss)	(10.1)	61.9	(10.8)	41.0

Six months ended June 30, 2001
Net sales from external customers	$ 575.3	$ 451.7	$ -	$ 1,027.0
Intersegment net sales	37.2	11.9	-	49.1
Gross margins[b]	10.2	127.8	(10.7)	127.3
Operating earnings (loss)[c]	(14.1)	119.6	(25.3)	80.2

Three months ended June 30, 2000
Net sales from external customers	$ 293.1	$ 232.3	$ -	$ 525.4
Intersegment net sales	18.1	4.6	-	22.7
Gross margins	29.7	74.7	(5.1)	99.3
Operating earnings (loss)[d]	21.4	70.2	(16.8)	74.8

Six months ended June 30, 2000
Net sales from external customers	$ 628.2	$ 493.8	$ -	$ 1,122.0
Intersegment net sales	37.6	9.9	-	47.5
Gross margins	73.9	153.6	(11.7)	215.8
Operating earnings (loss)[d]	54.5	145.2	(33.4)	166.3

a The operating results of Chemicals, Salt and Ogden were not included in the segment information as these businesses have been classified as discontinued operations (Note 2).
b Gross margins for PhosFeed include special charges of $2.4 million related to the write-off of certain deferred costs (Note 1).
c Operating earnings (loss) include special charges of $5.2 million, $0.8 million and $1.0 million for PhosFeed, Potash and Other, respectively, related to the Reorganization Plan (Note 1).
d Operating earnings (loss) for PhosFeed include $2.5 million of restructuring activity (Note 1).

8.   Comprehensive Income (Loss)

Comprehensive income (loss), net of taxes, was as follows:

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
Comprehensive income (loss):
Net earnings (loss)	$ (24.2)	$ 28.3	$ (13.1)	$ 76.5
Net unrealized loss on derivative instruments	(19.3)	-	(32.6)	-
Foreign currency translation adjustment	21.0	(10.7)	(7.2)	(14.1)
Total comprehensive income (loss) for the period	$ (22.5) =====	$ 17.6 =====	$ (52.9) =====	$ 62.4 =====

9.   Earnings Per Share

The numerator for both basic and diluted earnings per share (EPS) is: (i) earnings from continuing operations; (ii) earnings (loss) from discontinued operations or; (iii) net earnings (loss), as applicable. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator for the basic and diluted earnings per share computations:

	Three months ended June 30		Six months ended June 30
	2001	2000	2001	2000
Basic EPS shares	114.5	114.4	114.5	114.4
Effect of dilutive securities	1.8	0.4	1.0	0.4
Diluted EPS shares	116.3 ====	114.8 ====	115.5 ====	114.8 ====

Options to purchase approximately 12.5 million and 7.9 million shares of common stock as of June 30, 2001 and 2000, respectively, and warrants to purchase approximately 8.4 million shares of common stock as of June 30, 2000, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

*********************************************

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended June 30, 2001 vs. three months ended June 30, 2000

Overview
Net sales for the second quarter of 2001 were $506.9 million and gross margins were $60.6 million. Earnings from continuing operations before an extraordinary charge and a cumulative effect of a change in accounting principle were $4.2 million, or $0.04 per share. Including an extraordinary charge of $3.9 million, or $0.03 per share, and a $24.5 million, or $0.21 per share, non-cash charge for the cumulative effect of a change in accounting principle, the net loss for the quarter was $24.2 million, or $0.20 per share (see Notes 3 and 6 of Notes to Condensed Consolidated Financial Statements). Net sales for the second quarter of 2000 were $525.4 million and gross margins were $99.3 million. Earnings from continuing operations for the second quarter of 2000 were $31.6 million, or $0.28 per share, excluding a restructuring gain of $1.2 million, after tax and minority interest, or $0.01 per share (see Note 1 of Notes to Condensed Consolidated Financial Statements). Net earnings for the second quarter of 2000 of $28.3 million, or $0.25 per share, included the restructuring gain of $1.2 million, after tax and minority interest, or $0.01 per share, and a loss from discontinued operations of $4.5 million, or $0.04 per share (see Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements).

Net sales for the second quarter of 2001 decreased four percent from the prior year period while gross margins decreased 39 percent. This decrease in sales was the result of concentrated phosphate product mix and phosphate rock volume variances, while the decrease in margins occurred because of reduced volumes as well as increased natural gas and ammonia costs and higher idle plant costs associated with temporary production cutbacks, partially offset by reduced sulphur costs.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

PhosFeed's net sales for the second quarter of 2001 declined six percent to $291.2 million compared to $311.2 million for the same period last year largely as a result of lower phosphate rock volumes and unfavorable concentrated phosphates product mix, partially offset by higher average sales realizations. Decreased phosphate rock volumes as well as lower shipments of concentrated phosphates, primarily diammonium phosphate (DAP) and granular triple superphosphate, unfavorably impacted net sales by $6.7 million and $5.7 million, respectively. Average DAP prices increased two percent to $132 per short ton in the second quarter of 2001 from $130 per short ton in the second quarter of 2000.

Gross margins decreased 98 percent to $0.6 million for the second quarter of 2001 compared to $29.7 million for the second quarter of last year. This decrease was mainly the result of higher idle plant costs associated with temporary production cutbacks, unfavorable rock operations from reduced production volumes and lower sales volumes. All Louisiana phosphate production was shut down during the current quarter, representing approximately 45 percent of annualized DAP capacity.

IMC Potash

Potash's net sales for the second quarter of 2001 increased one percent to $240.2 million compared to $236.9 million for the same period last year. Gross margins decreased 13 percent to $65.2 million for the second quarter of 2001 from $74.7 million for the same period in 2000. The decrease in gross margins was primarily the result of higher natural gas costs and increased operating costs resulting from reduced production rates.

Key Statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended June 30:

	2001	2000
Sales volumes (in thousands of short tons)a:
IMC Phosphates	1,423	1,439
IMC Potash	2,298	2,302

Average price per tonb:
DAP	$ 132	$ 130
Potash	$ 78	$ 79

a Sales volumes include tons sold captively. IMC Phosphates' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB plant/mine.

Selling, General and Administrative Expense

Selling, general and administrative expense for the current quarter decreased $7.4 million to $19.6 million from $27.0 million in the prior year period. This decrease was primarily a result of the following: (i) the absence of a group insurance increase in the prior year; (ii) the absence of accelerated depreciation that resulted from the consolidation of the corporate offices; and (iii) a reduction in retiree medical expenses.

Interest Expense

Interest expense for the second quarter of 2001 increased $7.1 million to $36.0 million from $28.9 million for the second quarter of 2000. This increase was due to the higher debt level and higher interest rates that resulted from the $1.1 billion debt refinancing (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Other (Income) Expense, net

Other (income) expense, net for the second quarter of 2001 decreased $13.4 million to $7.6 million of expense from $5.8 million of income for the same period in 2000. This change was mainly caused by the impact of foreign currency translation losses and losses associated with ineffective natural gas hedges.

Minority Interest

Minority interest benefit increased $7.9 million from the same period last year. This increase in minority interest benefit was primarily the result of the net loss incurred by the IMC Phosphates Company, a 78.9 percent owned subsidiary of the Company, as compared to net earnings in the prior year period.

Six months ended June 30, 2001 vs. six months ended June 30, 2000

Overview
Net sales for the first six months of 2001 were $1,027.0 million and gross margins were $129.7 million, excluding special charges of $2.4 million. Earnings from continuing operations for the first six months of 2001 were $18.9 million, or $0.16 per share, excluding special charges of $3.6 million, after tax and minority interest, or $0.03 per share. Including the special charges discussed above, an extraordinary charge of $3.9 million, or $0.03 per share, and a $24.5 million, or $0.21 per share, non-cash charge for the cumulative effect of a change in accounting principle, the net loss for the first six months of 2001 was $13.1 million, or $0.11 per share (see Notes 1, 3 and 6 of Notes to Condensed Consolidated Financial Statements). Net sales for the first six months of 2000 were $1,122.0 million and gross margins were $215.8 million. Earnings from continuing operations for the first six months of 2000 were $70.9 million, or $0.62 per share, excluding a restructuring gain of $1.2 million, after tax and minority interest, or $0.01 per share (see Note 1 of Notes to Condensed Consolidated Financial Statements). Net earnings for the first six months of 2000 of $76.5 million, or $0.67 per share, included the restructuring gain of $1.2 million, after tax and minority interest, or $0.01 per share, and earnings from discontinued operations of $4.4 million, or $0.04 per share (see Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements).

Net sales for the first six months of 2001 decreased eight percent from the prior year period while gross margins, excluding special charges, decreased 40 percent. This decrease in sales was the result of reduced volumes, while the decrease in margins occurred because of reduced volumes as well as higher natural gas and ammonia costs, higher idle plant costs associated with temporary production cutbacks and higher phosphate rock operation costs, partially offset by lower sulphur costs.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

PhosFeed's net sales for the first six months of 2001 declined eight percent to $612.5 million compared to $665.8 million for the same period last year largely as a result of lower concentrate and rock volumes, partially offset by higher average sales realizations. Decreased shipments of concentrated phosphates, primarily DAP, and lower rock volumes unfavorably impacted net sales by $40.6 million and $9.8 million, respectively. Higher average concentrate sales prices, driven by higher average DAP realizations, positively impacted net sales by $7.3 million. Average DAP prices increased three percent to $135 per short ton for the first six months of 2001 from $131 per short ton for the first six months of 2000.

Gross margins, excluding special charges of $2.4 million, decreased 83 percent to $12.6 million for the first six months of 2001 compared to $73.9 million for the first six months of last year. This decrease was mainly the result of higher idle plant costs associated with temporary production cutbacks, increased raw material costs, principally ammonia, unfavorable rock operations as a result of reduced production volumes and lower sales volumes, partially offset by lower sulphur costs coupled with higher average selling prices. All Louisiana phosphate production was shut down during the current six months, representing approximately 45 percent of annualized DAP capacity.

IMC Potash

Potash's net sales for the first six months of 2001 decreased eight percent to $463.6 million compared to $503.7 million for the same period last year mainly as a result of lower volumes, partially offset by higher average sales prices and product mix. Sales volumes for the first six months decreased ten percent to 4.4 million short tons compared to 4.9 million short tons in the prior year. Gross margins decreased 17 percent to $127.8 million for the first six months of 2001 from $153.6 million for the same period in 2000. The decrease in gross margins was primarily the result of lower sales volumes and higher natural gas costs, partially offset by higher average sales prices.

Key Statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the six months ended June 30:

	2001	2000
Sales volumes (in thousands of short tons)a:
IMC Phosphates	2,817	3,075
IMC Potash	4,409	4,881

Average price per tonb:
DAP	$ 135	$ 131
Potash	$ 78	$ 77

a Sales volumes include tons sold captively. IMC Phosphates' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB plant/mine.

Selling, General and Administrative Expense

Selling, general and administrative expense for the first six months decreased $9.5 million to $42.5 million from $52.0 million in the prior year period. This decrease was primarily a result of the following: (i) the absence of a group insurance increase in the prior year; (ii) the absence of accelerated depreciation that resulted from the consolidation of the corporate offices; and (iii) a reduction in retiree medical expenses.

Interest Expense

Interest expense for the first six months of 2001 increased $7.6 million to $65.6 million from $58.0 million for the first six months of 2000. This increase was due to the higher debt level and higher interest rates that resulted from the $1.1 billion debt refinancing (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Other (Income) Expense, net

Other (income) expense, net for the first six months of 2001 decreased $12.8 million to $6.8 million of expense from $6.0 million of income for the same period in 2000. This fluctuation was mainly caused by the impact of foreign currency translation losses, losses associated with ineffective natural gas hedges and fees associated with the accounts receivable securitization.

Minority Interest

Minority interest benefit increased $16.8 million from the same period last year. This increase in minority interest benefit was primarily the result of the net loss incurred by the IMC Phosphates Company, as compared to net earnings in the prior year period.

Restructuring Activities

For a detailed discussion of the Company's restructuring activities, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Divestitures

For a detailed discussion of the Company's divestiture activities, see Note 2 of Notes to Condensed Consolidated Financial Statements.

Sale of Accounts Receivables

See Note 4 of Notes to Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

The Company generates significant cash from operations and has sufficient borrowing capacity to meet its operating and discretionary spending requirements.

Operating activities used $74.3 million of cash for the first six months of 2001 compared to generating $228.4 million for the same period in 2000. The decrease of $302.7 million was primarily driven by the voluntary termination of the Securitization Facility, which increased accounts receivable, and a depressed agricultural economy that reduced earnings and resulted in increased inventories.

Net cash used in investing activities for the first six months of 2001 of $58.0 million increased $6.0 million from $52.0 million for the first six months of 2000. Capital expenditures for the first six months of 2001 increased $5.9 million to $59.0 million from $53.1 million in the prior year. The Company estimates that its capital expenditures from continuing operations for 2001 will approximate $140.0 million, $125.0 million after minority interest, and will be financed primarily from operations.

Cash provided by financing activities for the first six months of 2001 of $141.3 million increased $376.6 million from a use of $235.3 million for the first six months of 2000. This increase was primarily a result of the $1.1 billion debt refinancing finalized in the second quarter of 2001.

See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of financing arrangements.

_______________________

          1 All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of              Operations," and Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company's various initiatives including the divestiture of Chemicals, Salt and Ogden; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.

*********************************************

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

The Company has increased the number of exchange-traded natural gas forward purchase contracts since December 31, 2000. A ten percent decrease from the forward purchase price of natural gas at June 30, 2001 would result in a $10.0 million loss in the value contracts (see Note 3 of Notes to Condensed Consolidated Financial Statements). At June 30, 2001, none of the Company's exposure to the other risk factors discussed above was significant nor had it materially changed from December 31, 2000.

*********************************************

Item 4. Submission of Matters to a Vote of Security Holders.

(a)  The 2001 Annual Meeting of Stockholders was held on May 11, 2001.

(b)  The meeting was held to consider and vote upon: (i) electing three directors, each for a term of three years or until their respective successors        have been duly elected and qualified; (ii) approval of an amendment to the IMC Global Inc. Amended and Restated 1988 Stock Option and        Award Plan; and (iii) ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2001.

The votes cast with respect to each director are summarized as follows:

Director Name	For	Withheld	Total Votes
Raymond F. Bentele	76,510,007	23,564,867	100,074,874
Donald F. Mazankowski	76,504,321	23,570,553	100,074,874
Douglas A. Pertz	78,624,840	21,450,034	100,074,874

The following directors continue in office:

James M. Davidson
Harold H. MacKay
David B. Mathis
Pamela B. Strobel
Richard L. Thomas

The votes cast for approving the amendment to the IMC Global Inc. Amended and Restated 1988 Stock Option and Award Plan are summarized as follows:

For	Against	Abstained	Total Votes
71,975,360	27,871,911	227,603	100,074,874

The votes cast for ratifying the appointment of Ernst & Young LLP as the Company's independent auditors are summarized as follows:

For	Against	Abstained	Total Votes
98,116,683	1,839,338	118,853	100,074,874

*********************************************

Part II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

The New Credit Facilities and the New Senior Notes each include covenants that limit the payment of dividends by the Company. As of June 30, 2001, $17.7 million was available for the payment of dividends under the most restrictive of such covenants (including after giving effect to the collateral coverage ratio covenant included in the New Credit Facilities).

*********************************************

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K.
A report under Item 5 dated April 25, 2001. A report under Items 5 and 7 dated May 30, 2001.

*********************************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: /s/ Anne M. Scavone Anne M. Scavone Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date:  August 14, 2001