Form 10-Q
period 2001-09-30
IMC GLOBAL INC
filed 2001-11-13
CIK 820626

*********************************************
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes Ö   . No____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,903,035 shares, excluding 10,282,266 treasury shares as of November 5, 2001.

********************************************

Table of Contents

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000

Net sales	$ 405.9	$ 491.6	$ 1,432.9	$ 1,613.6
Cost of goods sold	385.4	435.1	1,285.1	1,341.3
Gross margins	20.5	56.5	147.8	272.3

Selling, general and administrative expenses	20.2	23.8	62.7	75.8
Restructuring activity	6.4	1.3	11.0	(1.2)
Operating earnings (loss)	(6.1)	31.4	74.1	197.7

Interest expense	42.1	27.3	107.7	85.3
Other (income) expense, net	7.5	(1.9))	14.3	(7.9)
Earnings (loss) from continuing operations before minority interest	(55.7)	6.0	(47.9)	120.3
Minority interest	(12.0)	(6.0)	(29.0)	(6.2)
Earnings (loss) from continuing operations before taxes	(43.7)	12.0	(18.9)	126.5
Provision (benefit) for income taxes	(14.4)	4.3	(4.9)	46.7
Earnings (loss) from continuing operations	(29.3)	7.7	(14.0)	79.8
Loss from discontinued operations	-	(14.7)	-	(10.3)
Earnings (loss) before extraordinary item and cumulative effect of a change in accounting principle	(29.3)	(7.0)	(14.0)	69.5
Extraordinary charge - debt retirement	-	-	(3.9)	-
Cumulative effect of a change in accounting principle	-	-	(24.5)	-
Net earnings (loss)	$ (29.3)	$ (7.0)	$ (42.4)	$ 69.5

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$ (0.25)	$ 0.07	$ (0.12)	$ 0.69
Loss from discontinued operations	-	(0.13)	-	(0.09)
Extraordinary charge - debt retirement	-	-	(0.03)	-
Cumulative effect of a change in accounting principle	-	-	(0.21)	-
Net earnings (loss) per share	$ (0.25)	$ (0.06)	$ (0.36)	$ 0.60

Basic weighted average number of shares outstanding	116.8	114.4	115.9	114.4

Diluted weighted average number of shares outstanding	116.8	114.9	115.9	114.8

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	(Unaudited) September 30, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 45.4	$ 84.5
Receivables, net	216.2	35.0
Note receivable from affiliate	-	47.5
Inventories, net	373.4	332.6
Net assets of discontinued operations held for sale	513.9	-
Deferred income taxes	84.4	84.4
Other current assets	10.8	8.9
Total current assets	1,244.1	592.9

Property, plant and equipment, net	2,322.6	2,345.8
Net assets of discontinued operations held for sale	194.2	751.9
Other assets	637.5	571.0

Total assets	$ 4,398.4	$ 4,261.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 155.1	$ 201.3
Accrued liabilities	167.3	211.7
Short-term debt and current maturities of long-term debt	14.5	217.5
Total current liabilities	336.9	630.5

Long-term debt, less current maturities	2,658.9	2,143.1
Deferred income taxes	309.4	291.6
Other noncurrent liabilities	507.9	521.0
Common equity forwards	30.9	-
Stockholders' equity:
Common stock	125.2	125.2
Capital in excess of par value	1,684.5	1,692.2
Accumulated deficit	(839.0)	(790.0)
Accumulated other comprehensive income	(128.8)	(58.6)
Treasury stock	(287.5)	(293.4)
Total stockholders' equity	554.4	675.4

Total liabilities and stockholders' equity	$ 4,398.4	$ 4,261.6

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September
	2001	2000
Cash Flows from Operating Activities
Net earnings (loss)	$ (42.4)	$ 69.5
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation, depletion and amortization	124.9	163.0
Minority interest	(29.0)	(6.2)
Deferred income taxes	17.8	(16.0)
Common equity forwards	30.9	-
Other charges and credits, net	(34.7)	(12.8)
Changes in:
Receivables	(181.2)	181.4
Note receivable from affiliate	47.5	(59.2)
Inventories	(40.8)	44.7
Other current assets	(1.9)	17.5
Accounts payable	(46.2)	33.8
Accrued liabilities	(68.5)	(39.2)
Net current assets of discontinued operations	23.5	5.9
Net cash provided by (used in) operating activities	(200.1)	382.4

Cash Flows from Investing Activities
Capital expenditures	(97.3)	(105.0)
Other	1.3	3.2
Net cash used in investing activities	(96.0)	(101.8)
Net cash provided (used) before financing activities	(296.1)	280.6

Cash Flows from Financing Activities
Cash distributions to the unitholders of Phosphate Resource Partners Limited Partnership	-	(4.5)
Payments of long-term debt	(799.3)	(338.7)
Proceeds from issuance of long-term debt, net	1,305.3	52.2
Changes in short-term debt, net	(206.0)	5.0
Cash distributions to The Vigoro Corporation preferred stockholders	-	(28.2)
Cash dividends paid	(13.1)	(26.3)
Other	(29.9)	1.1
Net cash provided by (used in) financing activities	257.0	(339.4)

Net change in cash and cash equivalents	(39.1)	(58.8)
Cash and cash equivalents - beginning of period	84.5	80.8
Cash and cash equivalents - end of period	$ 45.4	$ 22.0

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(Unaudited)

1.       Restructuring and Other Charges

2001 Restructuring Charges
As part of its 1998 plan to improve profitability (Project Profit), the Company had sold its urea plant to a third party (Buyer). The effective operation of this plant was dependent upon receiving services from the Company's remaining Louisiana operations. The Louisiana operations were idle for the first half of the year, which impacted the ability of the urea plant to operate. The Company agreed to repurchase the plant from the Buyer and plans to shut the plant down permanently. Total costs to repurchase the plant and accrue for demolition are $6.4 million, $3.1 million after tax and minority interest, or $0.03 per share. This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

In the first quarter of 2001, the Company announced a new organizational structure (Reorganization Plan) designed to fully maximize the Company's global leadership position in phosphate and potash crop nutrients and animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions. As a result, the Company recorded a continuing operations restructuring charge of $4.6 million, $2.4 million after tax and minority interest, or $0.02 per share, in the first quarter of 2001. A total of 74 employees were terminated and the majority had left the Company prior to September 30, 2001. The majority of the remaining severance payments will be disbursed over the next twelve months.

2000 Restructuring Charges
As part of Project Profit, the Company had written off certain assets in 1998. However, in April and July 2000, some of these assets, including the urea plant referred to above, were sold to a third party. This activity was recorded as an adjustment to the restructuring charge previously recognized for Project Profit.

1999 and 1998 Restructuring Plans
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

Activity related to accruals for the plans discussed above during the period January 1, 2001 to September 30, 2001 was as follows:

	Accrual as of January 1, 2001	Restructuring Charge	Cash Paid	Accrual as of September 30, 2001
Non-employee exit costs:
Demolition and closure costs	$ 41.8	$ 1.2	$ (9.7)	$ 33.3
Idle leased transportation equipment	4.4	-	(2.8)	1.6
Other	1.8	5.2	(6.6)	0.4
Employee headcount reductions:
Severance benefits	3.4	4.6	(3.8)	4.2

Total	$ 51.4	$ 11.0	$ (22.9)	$ 39.5

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

2.       Discontinued Operations

On October 15, 2001, the Company announced that it has signed a definitive agreement to sell its IMC Salt (Salt) and Ogden, Utah (Ogden) businesses to a third party in a merger transaction. Under terms of the agreement, the Company's initial consideration will consist of approximately $600.0 million of cash, as well as a minority economic interest in the resulting company. The transaction is subject to customary conditions, including regulatory approval in the affected countries and receipt of financing. IMC's Board of Directors has approved the transaction and the third party has financing commitments. Closing is anticipated by the end of 2001. The Company does not expect to record a loss in connection with the completion of this transaction.

In December 1999, the Company received approval from the Board of Directors for a plan to sell the entire IMC Chemicals (Chemicals) business unit and is currently in discussions with potential buyers. On November 5, 2001, the Company announced that it has sold Penrice Soda Products Pty. Ltd., the Australian unit of Chemicals (Penrice) for approximately $43.0 million. IMC does not expect to record a gain or loss from the Penrice sale. The Company is actively pursuing sales transactions for the remaining parts of Chemicals and expects completion for all or a substantial portion of the remaining parts by June 30, 2002. The Company has reviewed the forecasted operating results through that date and estimates of sales proceeds, and has determined that no adjustment to the previously recorded loss estimate was necessary as of September 30, 2001.

For financial reporting purposes, the assets and liabilities of Chemicals, Salt and Ogden, net of the estimated losses on disposal, have been classified as Net assets of discontinued operations held for sale. See the table below for the detail and classification of assets and liabilities.

	September 30 2001	September 30 2001	December 31 2000
Assets:	Current Assets	Noncurrent Assets	Noncurrent Assets
Receivables, net	$ 53.4	$ 68.5	$193.2
Inventories, net	99.1	44.1	137.0
Other current assets	1.7	3.3	4.0
Property, plant and equipment, net	416.2	159.4	595.6
Other assets	3.7	-	6.8
Total assets	574.1	275.3	936.6
Liabilities:
Accounts payable	38.3	31.4	103.4
Accrued liabilities	14.2	34.2	55.2
Other noncurrent liabilities	7.7	15.5	26.1
Total liabilities	60.2	81.1	184.7
Net assets of discontinued operations held for sale	$513.9	$194.2	$751.9

The Company cannot assure that it will be able to consummate the sale of Salt, Ogden and the remaining portion of Chemicals within the desired time frame or upon favorable terms and conditions. The failure to timely divest these businesses, or the divestiture of these businesses on unfavorable terms, could impact the Company's ability to reduce current indebtedness levels, including indebtedness due in 2002, or to fund other liquidity needs.

3.       Recently Issued Accounting Guidance

Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock
Effective June 30, 2001, Emerging Issues Task Force Issue (EITF) No. 00-19, "Accounting for Derivative Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," required the Company to account for its forward stock repurchase contract as an asset or liability, with changes in the value of the contract reflected in the Condensed Consolidated Statement of Operations. The Company recorded a cumulative effect of a change in accounting principle of $24.5 million, or $0.21 per share, in the second quarter of 2001 upon adoption of EITF 00-19. This charge was calculated based on the difference between the Company's stock price as of June 30, 2001 and the forward repurchase contract price. Prior to that date, any excess of forward repurchase contract price over the Company's stock price was classified as temporary equity. All changes in fair value subsequent to June 30, 2001 will be included in earnings from continuing operations. In the current quarter, Other (income) expense, net includes a charge of $6.4 million, or $0.05 per share, to reflect the change in the value of the Company's stock from June 30, 2001 to September 30, 2001.

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

The Company had various forward currency exchange contracts outstanding as of September 30, 2001 maturing in various months through September 2002 which have been designated as cash flow hedges and are being used to: (i) hedge transaction exposure related to assets and liabilities denominated in currencies other than the entities' functional currency, including intercompany loans; and (ii) to reduce the exchange rate risk related to certain forecasted foreign currency transactions. The principal currency being hedged by the Company as of September 30, 2001 was the Canadian dollar. The Company also had various exchange-traded natural gas forward purchase contracts outstanding as of September 30, 2001 maturing in various months through October 2004 which have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices caused by weather, supply conditions, political and economic variables, as well as other unpredictable factors. The effective portion of changes in the fair value of the Company's cash flow hedges is recorded in Accumulated other comprehensive income. As of September 30, 2001, the Company had unrealized losses totaling $40.7 million related to its cash flow hedges of which $34.8 million is expected to be reclassified into earnings within the next 12 months. Unrealized gains or losses included in Accumulated other comprehensive income are recognized in earnings in the same period that the underlying hedged item is realized and reported on the same line in the Condensed Consolidated Statement of Operations as the underlying hedged item. The ineffective portion of changes in the fair value of the Company's cash flow hedges were reported in Other (income) expense, net in the Condensed Consolidated Statement of Operations, and amounted to $1.2 million and $3.1 million for the third quarter and nine months ended September 30, 2001, respectively.

Accounting for Business Combinations and Goodwill and Intangible Assets
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, effective as of July 1, 2001 and No. 142, Goodwill and Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statements.

The Company will apply the new rules on accounting for goodwill beginning in the first quarter of 2002. Application of the non-amortization provisions of the statement is expected to result in an annual increase in net income of $10.1 million, or $0.09 per share. During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Accounting for Asset Retirement Obligations
In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which requires the Company to adopt its provisions on January 1, 2003. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the long-lived asset. The Company is currently evaluating the potential impact, if any, on the Company's financial statements.

Accounting for the Impairment or Disposal of Long-Lived Assets
In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires the Company to adopt its provisions on January 1, 2002. The Company is evaluating the potential impact, if any, that adoption of this statement will have on the Company's financial statements.

4.       Sale of Accounts Receivable

In September 2000, the Company entered into an accounts receivable securitization facility (Securitization Facility). The Securitization Facility allowed the Company to sell without recourse, on an on-going basis, certain of its trade accounts receivable to a wholly-owned unconsolidated special purpose entity (SPE). The SPE in turn would sell an interest in such receivables to a financial conduit for up to a $100.0 million net investment. The proceeds received by the SPE from the financial conduit were used to pay the Company for a portion of the purchase price of the receivables. The SPE paid for the remainder of the purchase price of the receivables through the issuance of notes payable to the Company, which bore interest at the Federal Funds Rate and were due no later than one year after the termination of the Securitization Facility.

In April 2001, the Company voluntarily terminated the Securitization Facility and repurchased trade accounts receivable held by the SPE. The Company recognized pretax losses of $2.5 million on the sale of receivables in 2001, which were reported in Other (income) expense, net.

5.       Inventories
	September 30 2001	December 31 2000
Products (principally finished)	$312.4	$272.4
Operating materials and supplies	66.6	71.6
	379.0	344.0
Less: Inventory allowances	5.6	11.4
Inventories, net	$373.4	$332.6

6.       Financing Arrangements

On May 17, 2001, the Company entered into a new $500.0 million senior secured credit facility (New Credit Facilities). Concurrent with the closing of the New Credit Facilities, the Company issued $400.0 million aggregate principal amount of 10.875 percent Senior Notes Due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent Senior Notes Due 2011 (Ten Year Notes and together with the Seven Year Notes, Notes). On November 2, 2001, the Company issued an additional $100.0 million of the Ten Year Notes. The Notes were sold in reliance on Rule 144A and Regulation S under the Securities Act of 1933. Set forth below is a brief summary of certain material terms of the Notes. The proceeds of the Note offering and of the initial borrowings under the Company's New Credit Facilities were used: (i)  to repay all outstanding indebtedness under the Company's existing senior credit facilities and refinance outstanding letters of credit; (ii) to fund the tender offer for the Company's 6.625 percent senior notes due October 15, 2001, which resulted in a $3.9 million, net of tax, or $0.03 per share, extraordinary charge; (iii) to pay related fees and expenses; and (iv) for general corporate purposes.

The Company entered into the New Credit Facilities pursuant to a credit agreement, dated as of May 17, 2001, with The Chase Manhattan Bank, as administrative agent and collateral agent, Goldman Sachs Credit Partners L.P, as syndication agent, and various other lenders party thereto (Credit Agreement). Pursuant to the Credit Agreement the Company and certain of its domestic subsidiaries may borrow up to $500.0 million. The New Credit Facilities consist of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and of a term loan facility (Term Loan Facility) of $290.0 million. The Revolving Credit Facility will mature on May 17, 2006. The Term Loan Facility will mature on November 17, 2006. If the Company's 7.65 percent senior notes due 2005 and 6.55 percent senior notes due 2005 have not been fully refinanced prior to October 15, 2004, both the Revolving Credit Facility and the Term Loan Facility will mature on October 15, 2004. Prior to its maturity date, the funds borrowed under the Revolving Credit Facility may be borrowed, repaid and reborrowed without premium or penalty. Amounts repaid in respect of the Term Loan Facility may not be reborrowed.

As of September 30, 2001, the Company had a total of $415.0 million drawn under the New Credit Facilities. Outstanding letters of credit as of September 30, 2001 totaled $57.9 million. As of September 30, 2001, the net available additional borrowings under the New Credit Facility were approximately $27.1 million.

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

The New Credit Facilities require the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facilities). In addition, the New Credit Facilities contain certain covenants which, among other things, limit the incurrence of additional indebtedness, investments, guarantees, dividends, transactions with affiliates, asset sales, acquisitions, capital expenditures, mergers and consolidations, liquidations and change of business, prepayments, repurchases and redemption of other indebtedness, liens, sale-leaseback transactions and encumbrances, hedging agreements, amendments of debt and certain other material agreements, and other matters customarily restricted by such agreements. The New Credit Facilities also contain customary events of default, including, but not limited to, payment defaults, breaches of representations and warranties, covenant defaults, cross-default and cross-acceleration to certain other material agreements or indebtedness, certain events of bankruptcy and insolvency, judgment defaults, invalidity of security interests supporting the new credit facilities and a change of control of the Company. Certain of the covenants and events of default are subject to exceptions, materiality qualifiers and baskets.

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

The ongoing ability of the Company to meet its debt service and other obligations, including compliance with the financial and other covenants contained in the New Credit Facilities and the Notes, will depend upon the future performance of the Company, which will be subject to financial, business, and other factors, certain of which are beyond its control, such as prevailing economic and agricultural industry conditions and prices and other market conditions for the Company's products and upon the Company's ability to complete proposed major asset sales described herein on acceptable terms, if any.

7.       Operating Segmentsa

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended September 30, 2001
Net sales from external customers	$ 243.2	$ 162.7	$ -	$ 405.9
Intersegment net sales	18.7	5.6	-	24.3
Gross margins	(6.0)	34.0	(7.5)	20.5
Operating earnings (loss)[b]	(22.7)	31.1	(14.5)	(6.1)
Nine months ended September 30, 2001
Net sales from external customers	$ 818.5	$ 614.4	$ -	$ 1,432.9
Intersegment net sales	55.9	17.5	-	73.4
Gross margins[c]	4.2	161.8	(18.2)	147.8
Operating earnings (loss)[d]	(36.8)	150.7	(39.8)	74.1
Three months ended September 30, 2000
Net sales from external customers	$ 301.5	$ 190.1	$ -	$ 491.6
Intersegment net sales	17.6	4.9	-	22.5
Gross margins	13.4	50.0	(6.9)	56.5
Operating earnings (loss)[e]	1.0	47.1	(16.7)	31.4
Nine months ended September 30, 2000
Net sales from external customers	$ 929.7	$ 683.9	$ -	$ 1,613.6
Intersegment net sales	55.2	14.8	-	70.0
Gross margins	87.3	203.6	(18.6)	272.3
Operating earnings (loss)[f]	55.5	192.3	(50.1)	197.7

a The operating results of Chemicals, Salt and Ogden were not included in the segment information as these businesses have been classified as discontinued operations (Note 2).
b Operating earnings (loss) for PhosFeed include restructuring charges of $6.4 million related to the repurchase of the urea plant (Note 1).
c Gross margins for PhosFeed include special charges of $2.4 million related to the write-off of certain deferred costs (Note 1).
d Operating earnings (loss) include special charges of $11.6 million, $0.8 million and $1.0 million for PhosFeed, Potash and Other, respectively, related to the Reorganization Plan and the    repurchase of the urea plant (Note 1).
e Operating earnings (loss) for PhosFeed include $1.3 million of a restructuring charge (Note 1).
f Operating earnings (loss) for PhosFeed include $1.2 million of restructuring activity (Note 1).

8.       Comprehensive Income (Loss)

	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Comprehensive income (loss):
Net earnings (loss)	$ (29.3)	$ (7.0)	$ (42.4)	$ 69.5
Net unrealized loss on derivative instruments	(8.1)	-	(40.7)	-
Foreign currency translation adjustment	(22.3)	(8.1)	(29.5)	(22.2)
Total comprehensive income (loss) for the period	$ (59.7)	$ (15.1)	$(112.6)	$ 47.3

9.       Earnings Per Share

The numerator for both basic and diluted earnings (loss) per share (EPS) is: (i) earnings (loss) from continuing operations; (ii) earnings (loss) from discontinued operations; or (iii) net earnings (loss), as applicable. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator for the basic and diluted earnings (loss) per share computations:
	Three months ended September 30		Nine months ended September 30
	2001	2000	2001	2000
Basic EPS shares	116.8	114.4	115.9	114.4
Effect of dilutive securities	-	0.5	-	0.4
Diluted EPS shares	116.8	114.9	115.9	114.8

Options to purchase approximately 12.4 million and 7.9 million shares of common stock as of September 30, 2001 and 2000, respectively, and warrants to purchase approximately 8.4 million shares of common stock as of September 30, 2000, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.  In addition, 1.9 million and 1.0 million shares for the third quarter and nine months ended September 30, 2001, respectively, related to the forward stock repurchase program were also not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

10.     Condensed Consolidating Financial Statements

Payment of the Notes, described in more detail in Note 6,  is fully and unconditionally guaranteed by the Company and certain of the Company's restricted subsidiaries (as defined in the Notes indenture) and is also guaranteed, on a limited basis, by IMC Phosphates Company (IMC Phosphates) and Phosphate Resources Partners Limited Partnership.

The following table presents condensed consolidating financial information for the guarantors of the Notes. The following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of this information.

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly-owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2001
Net sales	$ 0.2	$ -	$ 244.6	$ 359.4	$ 98.0	$(296.3)	$ 405.9
Cost of goods sold	2.9	-	250.9	336.1	78.7	(283.2))	385.4
Gross margins	(2.7)	-	(6.3)	23.3	19.3	(13.1)	20.5
Selling, general and administrative expenses	0.3	2.6	10.4	16.2	5.8	(15.1)	20.2
Restructuring activity	-	-	6.4	-	-	-	6.4
Operating earnings (loss)	(3.0)	(2.6)	(23.1)	7.1	13.5	2.0	(6.1)
Equity in earnings (loss) of subsidiaries/affiliates	(14.9)	(10.0)	-	10.7	-	14.2	-
Interest expense	28.4	8.4	6.5	12.1	-	(13.3)	42.1
Other (income) expense, net	9.6	0.5	1.5	(4.9)	(4.6)	5.4	7.5
Minority interest	(12.1))	-	-	-	-	0.1	(12.0))
Earnings (loss) from continuing operations before income taxes	(43.8)	(21.5)	(31.1)	10.6	18.1	24.0	(43.7)
Provision (benefit) for income taxes	(14.5))	-	-	5.1	7.5	(12.5))	(14.4))
Net earnings (loss)	$ (29.3)	$ (21.5)	$ (31.1)	$ 5.5	$ 10.6	$ 36.5	$ (29.3)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly-owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2000
Net sales	$ 0.2	$ -	$ 303.0	$ 527.2	$ 96.2	$(435.0)	$ 491.6
Cost of goods sold	3.3	-	290.1	493.4	80.6	(432.3))	435.1
Gross margins	(3.1)	-	12.9	33.8	15.6	(2.7)	56.5
Selling, general and administrative expenses	0.3	2.1	11.1	16.6	6.0	(12.3)	23.8
Restructuring activity	-	-	1.3	-	-	-	1.3
Operating earnings (loss)	(3.4)	(2.1)	0.5	17.2	9.6	9.6	31.4
Equity in earnings of subsidiaries/affiliates	11.4	1.7	-	8.1	-	(21.2)	-
Interest expense	23.3	9.1	3.5	6.6	1.8	(17.0)	27.3
Other (income) expense, net	2.1	-	0.2	(4.4)	(4.7)	4.9	(1.9)
Minority interest	(6.0)	-	-	-	-	-	(6.0))
Earnings (loss) from continuing operations before income taxes	(11.4)	(9.5)	(3.2)	23.1	12.5	0.5	12.0
Provision (benefit) for income taxes	(4.4))	-	-	8.4	4.6	(4.3))	4.3
Earnings (loss) from continuing operations	(7.0)	(9.5)	(3.2)	14.7	7.9	4.8	7.7
Loss from discontinued operations	-	-	-	-	-	(14.7))	(14.7))
Net earnings (loss)	$ (7.0)	$ (9.5)	$ (3.2)	$ 14.7	$ 7.9	$ (9.9)	$ (7.0)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly-owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2001
Net sales	$ 0.9	$ -	$ 817.1	$1,072.2	$ 372.3	$ (829.6)	$1,432.9
Cost of goods sold	9.1	-	812.4	916.4	281.0	(733.8)	1,285.1
Gross margins	(8.2)	-	4.7	155.8	91.3	(95.8)	147.8
Selling, general and administrative expenses	(0.2)	8.1	31.8	48.0	17.9	(42.9)	62.7
Restructuring activity	-	-	9.2	1.7	0.1	-	11.0
Operating earnings (loss)	(8.0)	(8.1)	(36.3)	106.1	73.3	(52.9)	74.1
Equity in earnings (loss) of subsidiaries/affiliates	50.6	(15.5)	-	48.5	-	(83.6)	-
Interest expense	76.3	26.2	14.8	27.8	4.2	(41.6)	107.7
Other (income) expense, net	14.3	0.5	7.1	(2.6)	(11.0)	6.0	14.3
Minority interest	(29.1)	-	-	0.1	-	-	(29.0)
Earnings (loss) from continuing operations before income taxes	(18.9)	(50.3)	(58.2)	129.3	80.1	(100.9)	(18.9)
Provision (benefit) for income taxes	(4.9)	-	-	50.6	31.2	(81.8)	(4.9)
Earnings (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(14.0)	(50.3)	(58.2)	78.7	48.9	(19.1)	(14.0)
Extraordinary loss - debt retirement	(3.9)	-	-	-	-	-	(3.9)
Cumulative effect of a change in accounting principle	(24.5)	-	-	-	-	-	(24.5)
Net earnings (loss)	$ (42.4)	$ (50.3)	$ (58.2)	$ 78.7	$ 48.9	$ (19.1)	$ (42.4)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly-owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2000
Net sales	$ 0.7	$ -	$ 925.7	$1,277.2	$ 368.0	$ (958.0)	$1,613.6
Cost of goods sold	9.9	-	839.2	1,106.9	292.8	(907.5)	1,341.3
Gross margins	(9.2)	-	86.5	170.3	75.2	(50.5)	272.3
Selling, general and administrative expenses	1.0	8.1	33.0	56.3	18.0	(40.6)	75.8
Restructuring activity	-	-	(1.2)	-	-	-	(1.2)
Operating earnings (loss)	(10.2)	(8.1)	54.7	114.0	57.2	(9.9)	197.7
Equity in earnings of subsidiaries/affiliates	190.2	27.0	-	39.8	-	(257.0)	-
Interest expense	68.5	26.4	10.6	24.9	4.9	(50.0)	85.3
Other (income) expense, net	8.8	(0.3)	0.2	(29.7)	(9.3)	22.4	(7.9)
Minority interest	(7.3)	-	-	1.1	-	-	(6.2)
Earnings (loss) from continuing operations before income taxes	110.0	(7.2)	43.9	157.5	61.6	(239.3)	126.5
Provision for income taxes	40.5	-	-	58.2	22.7	(74.7)	46.7
Earnings (loss) from continuing operations	69.5	(7.2)	43.9	99.3	38.9	(164.6)	79.8
Loss from discontinued operations	-	-	-	-	-	(10.3)	(10.3)
Net earnings (loss)	$ 69.5	$ (7.2)	$ 43.9	$ 99.3	$ 38.9	$ (174.9)	$ 69.5

Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly-owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of September 30, 2001
Assets
Current assets:
Cash and cash equivalents	$ 29.4	$ -	$ 1.1	$ (8.8)	$ 23.7	$ -	$ 45.4
Receivables, net	1.2	-	123.7	161.5	54.0	(124.2)	216.2
Due from affiliates	137.3	54.9	-	639.2	202.0	(1,033.4)	-
Inventories, net	(2.2)	-	258.2	216.8	52.5	(151.9)	373.4
Net assets of discontinued operations held for sale	-	-	-	-	-	513.9	513.9
Other current assets	84.9	-	7.0	8.9	1.9	(7.5)	95.2
Total current assets	250.6	54.9	390.0	1,017.6	334.1	(803.1)	1,244.1
Property, plant and equipment, net	187.3	-	1,380.9	813.6	525.3	(584.5)	2,322.6
Net assets of discontinued operations held for sale	-	-	-	-	-	194.2	194.2
Due from affiliates	1,491.3	-	-	204.1	69.0	(1,764.4)	-
Investment in subsidiaries/affiliates	1,032.6	258.2	-	1,999.6	371.1	(3,661.5)	-
Other assets	510.9	0.8	50.3	466.0	(31.4)	(359.1)	637.5
Total assets	$ 3,472.7	$ 313.9	$ 1,821.2	$ 4,500.9	$ 1,268.1	$(6,978.4)	$ 4,398.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 3.7	$ 1.3	$ 108.8	$ 78.9	$ (59.2)	$ 21.6	$ 155.1
Accrued liabilities	31.2	1.8	81.0	65.9	28.7	(41.3)	167.3
Due to affiliates	98.5	13.9	143.5	895.3	110.2	(1,261.4)	-
Short-term debt and current maturities of long-term debt	4.6	-	13.4	3.8	2.1	(9.4)	14.5
Total current liabilities	138.0	17.0	346.7	1,043.9	81.8	(1,290.5)	336.9
Due to (from) affiliates	(84.0)	-	99.3	974.6	68.9	(1,058.8)	-
Long-term debt, less current maturities	2,368.1	501.5	355.4	91.4	6.8	(664.3)	2,658.9
Other noncurrent liabilities	336.4	108.1	124.8	136.8	149.6	(38.4)	817.3
Common equity forwards	30.9	-	-	-	-	-	30.9
Stockholders' equity	683.3	(312.7)	895.0	2,254.2	961.0	(3,926.4)	554.4
Total liabilities and stockholders' equity	$ 3,472.7	$ 313.9	$ 1,821.2	$ 4,500.9	$ 1,268.1	$(6,978.4)	$ 4,398.4

Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly-owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of December 30, 2000
Assets
Current assets:
Cash and cash equivalents	$ 70.6	$ -	$ 7.0	$ 3.0	$ 3.9	$ -	$ 84.5
Receivables, net	21.3	-	14.4	138.1	61.4	(200.2)	35.0
Due from (to) affiliates	(21.5)	41.5	-	567.4	231.6	(819.0)	-
Note receivable from affiliate	47.5	-	-	-	-	-	47.5
Inventories, net	(2.2)	-	221.1	201.0	59.2	(146.5)	332.6
Other current assets	87.3	-	6.1	7.6	2.3	(10.0)	93.3
Total current assets	203.0	41.5	248.6	917.1	358.4	(1,175.7)	592.9
Property, plant and equipment, net	190.4	-	1,363.7	846.9	535.3	(590.5)	2,345.8
Net assets of discontinued operations held for sale	-	-	-	-	-	751.9	751.9
Due from affiliates	1,307.6	-	-	113.9	76.8	(1,498.3)	-
Investment in subsidiaries/affiliates	1,255.7	293.8	-	1,905.5	301.0	(3,756.0)	-
Other assets	448.6	0.9	42.0	526.0	(31.0)	(415.5)	571.0
Total assets	$ 3,405.3	$ 336.2	$ 1,654.3	$ 4,309.4	$ 1,240.5	$(6,684.1)	$ 4,261.6
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 4.5	$ 1.9	$ 146.7	$ 118.5	$ 2.3	$ (72.6)	$ 201.3
Accrued liabilities	78.7	8.0	76.5	72.9	34.2	(58.6)	211.7
Due to affiliates	392.9	5.5	113.2	462.8	51.9	(1,026.3)	-
Short-term debt and current maturities of long-term debt	202.1	-	10.4	4.2	10.3	(9.5)	217.5
Total current liabilities	678.2	15.4	346.8	658.4	98.7	(1,167.0)	630.5
Due to (from) affiliates	(66.2)	-	91.7	1,043.1	60.6	(1,129.2)	-
Long-term debt, less current maturities	1,739.0	468.2	71.7	143.2	77.3	(356.3)	2,143.1
Other noncurrent liabilities	320.2	108.4	141.9	131.2	144.6	(33.7)	812.6
Stockholders' equity	734.1	(255.8)	1,002.2	2,333.5	859.3	(3,997.9)	675.4
Total liabilities and stockholders' equity	$ 3,405.3	$ 336.2	$ 1,654.3	$ 4,309.4	$ 1,240.5	$(6,684.1)	$ 4,261.6

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly-owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2001
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (429.7)	$ (33.3)	$ (215.4)	$ 82.2	$ 130.1	$ 266.0	$ (200.1)
Cash Flows from Investing Activities
Capital expenditures	-	-	(65.4)	(41.8)	(32.1)	42.0	(97.3)
Other	-	-	1.0	-	0.3	-	1.3
Net cash used in investing activities	-	-	(64.4)	(41.8)	(31.8)	42.0	(96.0)
Net cash provided (used) before financing activities	(429.7)	(33.3)	(279.8)	40.4	98.3	308.0	(296.1)
Cash Flows from Financing Activities
Payments of long-term debt	(673.9)	(0.2)	(7.9)	(51.8)	(72.7)	7.2	(799.3)
Proceeds from issuance of long-term debt, net	1,303.5	33.5	281.8	-	1.8	(315.3)	1,305.3
Changes in short-term debt, net	(198.1)	-	-	(0.4)	(7.6)	0.1	(206.0)
Cash dividends paid	(13.1)	-	-	-	-	-	(13.1)
Other	(29.9)	-	-	-	-	-	(29.9)
Net cash provided by (used in) financing activities	388.5	33.3	273.9	(52.2)	(78.5)	(308.0)	257.0

Net change in cash and cash equivalents	(41.2)	-	(5.9)	(11.8)	19.8	-	(39.1)
Cash and cash equivalents - beginning of period	70.6	-	7.0	3.0	3.9	-	84.5
Cash and cash equivalents - end of period	$ 29.4	$ -	$ 1.1	$ (8.8)	$ 23.7	$ -	$ 45.4

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly-owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2000
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ 215.5	$ (34.7)	$ 159.5	$ 124.7	$ 45.3	$ (127.9)	$ 382.4
Cash Flows from Investing Activities
Capital expenditures	-	-	(54.5)	(38.6)	(27.8)	15.9	(105.0)
Other	0.9	-	1.3	-	1.0	-	3.2
Net cash provided by (used in) investing activities	0.9	-	(53.2)	(38.6)	(26.8)	15.9	(101.8)
Net cash provided (used) before financing activities	216.4	(34.7)	106.3	86.1	18.5	(112.0)	280.6
Cash Flows from Financing Activities
Cash distribution to unitholders of PLP	-	(9.3)	-	-	-	4.8	(4.5)
Payments of long-term debt	(288.2)	(13.6)	(111.0)	(4.0)	(45.9)	124.0	(338.7)
Proceeds from issuance of long-term debt, net	48.0	18.2	-	-	4.2	(18.2)	52.2
Changes in short-term debt, net	64.3	-	-	(53.9)	(5.4)	-	5.0
Cash distribution to The Vigoro Corporation preferred stockholders	-	-	-	(28.2)	-	-	(28.2)
Cash dividends paid	(26.3)	-	-	(1.1)	-	1.1	(26.3)
Other	1.1	-	-	-	-	-	1.1
Net cash provided by (used in) financing activities	(201.1)	(4.7)	(111.0)	(87.2)	(47.1)	111.7	(339.4)

Net change in cash and cash equivalents	15.3	(39.4)	(4.7)	(1.1)	(28.6)	(0.3)	(58.8)
Cash and cash equivalents - beginning of period	0.8	39.4	4.7	6.8	29.1	-	80.8
Cash and cash equivalents - end of period	$ 16.1	$ -	$ -	$ 5.7	$ 0.5	$ (0.3)	$ 22.0

Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended September 30, 2001 vs. three months ended September 30, 2000

Overview
Net sales for the third quarter of 2001 were $405.9 million and gross margins were $20.5 million. The loss from continuing operations, before a restructuring charge, was $26.2 million, or $0.22 per share. Including a restructuring charge of $6.4 million, $3.1 million after tax and minority interest, or $0.03 per share, the net loss for the quarter was $29.3 million, or $0.25 per share (see Note 1 of Notes to Condensed Consolidated Financial Statements). Net sales for the third quarter of 2000 were $491.6 million and gross margins were $56.5 million. Earnings from continuing operations for the third quarter of 2000 were $8.3 million, or $0.07 per share, excluding a restructuring charge of $0.6 million, after tax and minority interest (see Note 1 of Notes to Condensed Consolidated Financial Statements). The net loss for the third quarter of 2000 of $7.0 million, or $0.06 per share, included a restructuring charge of $0.6 million, after tax and minority interest, and a loss from discontinued operations of $14.7 million, or $0.13 per share (see Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements).

Net sales for the third quarter of 2001 decreased 17 percent from the prior year period while gross margins decreased 64 percent. This decrease in sales was the result of lower concentrated phosphate and potash sales volumes and prices. The decrease in margins occurred because of the reduced prices and volumes as well as the impact of unfavorable rock operations, partially offset by reduced sulphur and ammonia costs.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed
PhosFeed's net sales for the third quarter of 2001 declined 18 percent to $261.9 million compared to $319.1 million for the same period last year largely as a result of lower concentrated phosphate volumes and prices. Lower shipments of concentrated phosphates, primarily diammonium phosphate (DAP), unfavorably impacted net sales by $38.9 million. Average DAP prices decreased 11 percent to $119 per short ton in the third quarter of 2001 from $134 per short ton in the third quarter of 2000.

Gross margins decreased to a negative $6.0 million for the third quarter of 2001 compared to $13.4 million for the third quarter of last year. This decrease was mainly the result of lower sales prices and the unfavorable impact of rock operations due to extended shutdowns.

IMC Potash
Potash's net sales for the third quarter of 2001 decreased 14 percent to $168.3 million compared to $195.0 million for the same period last year. Gross margins decreased 32 percent to $34.0 million for the third quarter of 2001 from $50.0 million for the same period in 2000. This decrease in gross margins was primarily the result of lower sales volumes and prices as well as the impact of lower production volumes, partially offset by lower Canadian provincial levies.

Key Statistics
The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended September 30:

	2001	2000
Sales volumes (in thousands of short tons)a:
IMC Phosphates	1,252	1,522
IMC Potash	1,627	1,901
Average price per tonb:
DAP	$ 119	$ 134
Potash	$ 74	$ 76

a Sales volumes include tons sold captively. IMC Phosphates' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB plant/mine.

Selling, General and Administrative Expense
 Selling, general and administrative expense for the current quarter decreased $3.6 million to $20.2 million from $23.8 million in the prior year period. This decrease was primarily a result of reduced corporate spending.

Interest Expense
Interest expense for the third quarter of 2001 increased $14.8 million to $42.1 million from $27.3 million for the third quarter of 2000. This increase was due to the higher debt level and higher interest rates that resulted from the $1.1 billion debt refinancing (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Other (Income) Expense, net
Other (income) expense, net for the third quarter of 2001 decreased $9.4 million to $7.5 million of expense from $1.9 million of income for the same period in 2000. This change was mainly caused by the impact of marking to market the common equity forward contract (see Note 3 of Notes to Condensed Consolidated Financial Statements) and increased environmental accruals related to closed locations.

Minority Interest
Minority interest benefit increased $6.0 million from the same period last year. This increase in minority interest benefit was primarily the result of a higher net loss incurred by IMC Phosphates, a 78.9 percent owned subsidiary of the Company, as compared to the prior year period.

Nine months ended September 30, 2001 vs. nine months ended September 30, 2000

Overview
Net sales for the first nine months of 2001 were $1,432.9 million and gross margins were $150.2 million, excluding a special charge of $2.4 million. The loss from continuing operations for the first nine months of 2001 was $7.3 million, or $0.06 per share, excluding restructuring and special charges of $6.7 million, after tax and minority interest, or $0.06 per share. Including the restructuring and special charges discussed above, an extraordinary charge of $3.9 million related to debt retirement, or $0.03 per share, and a $24.5 million, or $0.21 per share, non-cash charge for the cumulative effect of a change in accounting principle, the net loss for the first nine months of 2001 was $42.4 million, or $0.36 per share (see Notes 1, 3 and 6 of Notes to Condensed Consolidated Financial Statements). Net sales for the first nine months of 2000 were $1,613.6 million and gross margins were $272.3 million. Earnings from continuing operations for the first nine months of 2000 were $79.2 million, or $0.69 per share, excluding a restructuring gain of $0.6 million, after tax and minority interest. Net earnings for the first nine months of 2000 of $69.5 million, or $0.60 per share, included the restructuring gain of $0.6 million, after tax and minority interest, and a loss from discontinued operations of $10.3 million, or $0.09 per share (see Notes 1 and 2 of Notes to Condensed Consolidated Financial Statements).

Net sales for the first nine months of 2001 decreased 11 percent from the prior year period while gross margins, excluding special charges, decreased 45 percent. This decrease in sales was the result of reduced concentrated phosphate and potash volumes, lower concentrated phosphates prices and lower phosphate rock volumes. The decrease in margins occurred because of reduced volumes, lower phosphate prices, higher phosphate rock operation costs, higher idle plant costs associated with temporary production cutbacks, as well as higher natural gas and ammonia costs, partially offset by lower raw material costs, primarily sulphur.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed
PhosFeed's net sales for the first nine months of 2001 declined 11 percent to $874.4 million compared to $984.9 million for the same period last year largely as a result of lower concentrate and rock volumes as well as lower average concentrate price realizations. Decreased shipments of concentrated phosphates, primarily DAP and granular triple superphosphate, as well as lower rock volumes unfavorably impacted net sales by $60.2 million, $10.1 million and $10.8 million, respectively. Lower average concentrate price realizations, driven by lower average DAP realizations, negatively impacted net sales by $13.3 million. Average DAP prices decreased one percent to $131 per short ton for the first nine months of 2001 from $132 per short ton for the first nine months of 2000.

Gross margins, excluding a special charge of $2.4 million, fell 92 percent to $6.6 million for the first nine months of 2001 compared to $87.3 million for the first nine months of last year. This decrease was mainly the result of: (i) the impact of unfavorable rock operations as a result of reduced production volumes; (ii) higher idle plant costs associated with temporary production cutbacks as well as; (iii) lower sales volumes and prices, partially offset by lower sulphur costs. All Louisiana phosphate production was shut down during the first seven months of the year, representing approximately 45 percent of annualized DAP/GMAP capacity.

IMC Potash
Potash's net sales for the first nine months of 2001 decreased ten percent to $631.9 million compared to $698.7 million for the same period last year mainly as a result of lower volumes, partially offset by product mix. Sales volumes for the first nine months decreased 11 percent to 6.0 million short tons compared to 6.8 million short tons in the prior year. Gross margins decreased 21 percent to $161.8 million for the first nine months of 2001 from $203.6 million for the same period in 2000. The decrease in gross margins was primarily the result of lower sales volumes and higher natural gas costs.

Key Statistics
The following table summarizes the Company's significant sales volumes and average selling prices for the nine months ended September 30:

	2001	2000
Sales volumes (in thousands of short tons)a:
IMC Phosphates	4,069	4,597
IMC Potash	6,036	6,782
Average price per tonb:
DAP	$ 131	$ 132
Potash	$ 77	$ 77

a Sales volumes include tons sold captively. IMC Phosphates' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB plant/mine.

Selling, General and Administrative Expense
 Selling, general and administrative expense for the first nine months decreased $13.1 million to $62.7 million from $75.8 million in the prior year period. This decrease was primarily a result of reduced corporate spending.

Interest Expense
Interest expense for the first nine months of 2001 increased $22.4 million to $107.7 million from $85.3 million for the first nine months of 2000. This increase was due to the higher debt level and higher interest rates that resulted from the $1.1 billion debt refinancing (see Note 6 of Notes to Condensed Consolidated Financial Statements).

Other (Income) Expense, net
Other (income) expense, net for the first nine months of 2001 fluctuated by $22.2 million to $14.3 million of expense from $7.9 million of income for the same period in 2000. This change was mainly caused by the impact of marking to market the common equity forward contract (see Note 3 of Notes to Condensed Consolidated Financial Statements), increased environmental accruals, the impact of foreign currency transaction losses, losses associated with ineffective natural gas hedges and fees associated with the accounts receivable securitization.

Minority Interest
Minority interest benefit increased $22.8 million from the same period last year. This increase in minority interest benefit was primarily the result of a higher net loss incurred by IMC Phosphates, as compared to the prior year period.

Restructuring Activities

See Note 1 of Notes to Condensed Consolidated Financial Statements.

Divestitures

See Note 2 of Notes to Condensed Consolidated Financial Statements.

Sale of Accounts Receivables

See Note 4 of Notes to Condensed Consolidated Financial Statements.

Capital Resources and Liquidity

The Company's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts and any strategic acquisitions in the future, if any, will depend on the Company's ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company's control. The Company believes that its cash, other liquid assets, operating cash flow, together with available borrowings and potential access to credit and capital markets and receipt of asset sale proceeds, will be sufficient to meet the Company's operating expenses and capital expenditures and service its debt requirements as they become due, including debt of approximately $300.0 million due through December 31, 2002. However, the Company cannot assure that its business will generate sufficient cash flow from operations in the future, that its currently anticipated growth in net sales and cash flow will be realized on schedule or that future borrowings or anticipated proceeds from planned divestitures, which are dependent on purchaser financing, will be available when needed or in an amount sufficient to enable the Company to repay indebtedness, or to fund other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. The Company cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

The Company's credit facilities require it to maintain certain financial ratios. The Company will need to obtain a waiver or amendment of the financial covenants in its credit facilities if it completes the sale of the Salt and Ogden businesses. In addition, if product prices and other market conditions do not improve or if the Company is unable to complete major asset sales, there is no assurance that the Company will be able to comply with applicable financial covenants. There can be no assurance that the Company will be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which acceleration may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply the Company with further funds (including periodic rollovers of existing borrowings).

Operating activities used $200.1 million of cash for the first nine months of 2001 compared to generating $382.4 million for the same period in 2000. The decrease of $582.5 million was primarily driven by the voluntary termination of the Securitization Facility, which increased accounts receivable, and a depressed agricultural economy that reduced earnings and resulted in increased inventories and accounts receivables.

Net cash used in investing activities for the first nine months of 2001 of $96.0 million decreased $5.8 million from $101.8 million for the first nine months of 2000. Capital expenditures for the first nine months of 2001 decreased $7.7 million to $97.3 million from $105.0 million in the prior year. The Company estimates that its capital expenditures from continuing operations for 2001 will approximate $130.0 million, $110.0 million after minority interest, and will be financed primarily from operations and borrowings.

Cash provided by financing activities for the first nine months of 2001 of $257.0 million increased $596.4 million from a use of $339.4 million for the first nine months of 2000. This increase was primarily a result of the $1.1 billion debt refinancing finalized in the second quarter of 2001.

See Note 6 of Notes to Condensed Consolidated Financial Statements for a discussion of financing arrangements.

______________________

1All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Part II, Item 1, "Legal Proceedings," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; difficulties in integrating acquired businesses and in realizing related cost savings and other benefits; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company's various initiatives including the divestiture of Chemicals, Salt and Ogden; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.

Item 3.         Quantitative and Qualitative Disclosures about Market Risk.

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

The Company has increased the number of exchange-traded natural gas forward purchase contracts since December 31, 2000. A ten percent decrease from the forward purchase price of natural gas at September 30, 2001 would result in a $7.0 million loss in the value of these contracts (see Note 3 of Notes to Condensed Consolidated Financial Statements). At September 30, 2001, none of the Company's exposure to the other risk factors discussed above was significant nor had it materially changed from December 31, 2000.

Part II.        OTHER INFORMATION

Item 1.          Legal Proceedings1.

On September 13, 1999, four plaintiffs from Lakeland, Florida filed a class-action lawsuit against Agrico Chemical Company (Agrico), Freeport McMoRan Inc. (FTX), PLP and a number of unrelated defendants (Moore et al. vs. Agrico Chemical Company et al., Circuit Court of the Tenth Judicial Circuit (Court), Polk County Florida, Case No. G99-2794). The suit sought unspecified compensation for alleged property damage, medical monitoring, remediation of an alleged public health hazard and other damages purportedly arising from operation of the neighboring crop nutrients and crop protection chemical facilities. Agrico owned the Landia portion of these facilities for approximately 18 months during the mid-1970s. On August 7, 2001, the Court entered an order certifying the settlement class, granting final approval of class settlement, and granting dismissal of the claims with prejudice. Agrico, FTX and PLP funded their portion of the final settlement, which was not material. On September 25, 2001, the Court approved the share allocation report and directed distribution of the settlement funds. Concurrent with this litigation, the Environmental Protection Agency (EPA) has determined that remediation of on-site and off-site contamination is necessary. Pursuant to an indemnification agreement, The Williams Companies have been participating in remediation efforts required by the EPA at the Landia site and have assumed responsibility of any on-site remedial costs that Agrico might incur.

In August 2001, plaintiffs served International Minerals and Chemical Corporation (IMCC), predecessor to the Company, in eleven lawsuits in the Circuit Court for Polk County, Florida. Similar to actions that were filed and dismissed in 1998, these suits allege that, when mining phosphate, IMCC and other named defendants brought uranium and other naturally occurring radioactive materials to the ground surface then failed to return those materials below ground during reclamation. According to the plaintiffs, these actions increased ambient radiation levels. IMCC then sold the mined-out property to developers for residential housing. The plaintiffs contend that IMCC had a duty to warn subsequent residential property owners about the consequences of its mining and reclamation activities, that IMCC's failure to provide such warnings amounted to fraud or negligent misrepresentation, and that IMCC's mining and reclamation practices were negligent and in violation of state standards. The plaintiffs also filed claims against the Florida Phosphate Council, a trade association, alleging that the Council concealed information about the existence of radioactive contamination on reclaimed mining land. The plaintiffs seek to recover compensation for cleanup costs to reduce radiation levels on their property to background levels, damages for reduced property values allegedly resulting from increased radiation levels in and around their homes, and damages resulting from public fear of radiation contamination. Because IMCC has just been served in these cases, the Company is unable to determine the value of any claims that might be alleged. The Company intends to vigorously contest each of these lawsuits.

On or about August 15, 2001, a lawsuit styled Madison Dearborn Partners, LLC v. IMC Global Inc. (Circuit Court, Cook County, Illinois) was commenced by plaintiff Madison Dearborn Partners, LLC (MDP) asserting that the Company breached a letter of intent for the sale of the Salt and Ogden businesses to MDP. The complaint seeks in the alternative specific performance or damages in excess of $100,000. In its first amended complaint (filed in October 2001), MDP added IMC Salt Inc. and more than a dozen subsidiaries of the Company as "Interested Parties" that MDP alleges would have been purchased but for the Company's alleged breach of contract. The Company believes that the suit is without merit and intends to vigorously defend this action.

For information on other legal and environmental proceedings, see Note 16 of Notes to Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 and Part II, Item 1 of the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2001.

Item 6.         Exhibits and Reports on Form 8-K.
(a)	Exhibits.
Exhibit No. Description
10.(iii).(a) Addendum dated July 10, 2001 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz
(b)	Reports on Form 8-K.
None.

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: /s/ Anne M. Scavone Anne M. Scavone Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date:  November 13, 2001

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.(iii).(a)	Addendum dated July 10, 2001 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.(iii).(a) to Registration Statement No. 333-71510