Form 10-K405
period 2001-12-31
IMC GLOBAL INC
filed 2002-03-27
CIK 820626

*****************************************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2001
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the Registrant: 1,704,940,260 as of March 18, 2002. Market value is based on the March 18, 2002 closing price of Registrant's common stock as reported on the New York Stock Exchange Composite Transactions for such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 115,500,970 shares, excluding 15,534,330 treasury shares as of March 18, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2001 (Part I - Items 1 and 3 and Part II - Items 5, 6, 7, 7a and 8).

2.   Portions of the Registrant's definitive proxy statement to be issued in conjunction with the 2002 Annual Meeting of Stockholders (Part III - Items 10, 11, 12 and 13).

*****************************************************************

2001 FORM 10-K CONTENTS

 ****************************************************************************

PART I.

Item 1.  Business.1

COMPANY PROFILE

IMC Global Inc. (Company or IMC), a publicly traded Delaware corporation incorporated in 1987, is one of the world's leading producers and distributors of crop nutrients to the domestic and international agricultural communities and one of the foremost manufacturers and distributors of animal feed ingredients to the worldwide industry. The Company mines, processes and distributes potash in the United States and Canada and is the majority joint venture partner in IMC Phosphates Company (IMC Phosphates), a leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. The Company's current operational structure consists of two continuing business units corresponding to its major product lines as follows: IMC PhosFeed (PhosFeed), which represents the phosphates and feed ingredients businesses, and IMC Potash (Potash). As a result of the sale of IMC Salt (Salt), a solar evaporation facility located in Ogden, Utah (Ogden) and Penrice Soda Products Pty. Ltd. (Penrice), an Australian unit of IMC Chemicals, during 2001, and the planned divestiture of the remaining portions of IMC Chemicals (Chemicals), the financial information for these businesses is reflected as discontinued operations. See Note 4 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for information with respect to the status of these divestitures, which is incorporated herein by reference.

The Company considers itself one of the most efficient North American producers of concentrated phosphates, potash and animal feed ingredients. IMC's business strategy focuses on maintaining and enhancing its leading positions through continuous process improvements, an ongoing focus on customer service, a leveraging of its efficient distribution and transportation networks, as well as growth of its core businesses globally.

The three major nutrients required for plant growth are nitrogen, phosphorus, mined as phosphate rock, and potassium, mined as potash. Nitrogen is an essential element for most organic compounds in plants. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants' physiological functions. These elements occur naturally in the soil but need to be replaced as crops remove them from the soil. Currently, no viable substitutes exist to replace the role of phosphate, potash and nitrogen in the development and maintenance of high-yield crops.

 ______________________________________________
1All statements, other than statements of historical fact contained within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company's various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.

The crop nutrients industry is a global market, in which supply and demand are dictated by worldwide factors. Demand is driven largely by economic and political conditions, demographics and limits on arable land. Population growth increases demand for grain, as do increases in disposable income and associated improvements in diet. Improved diets include greater consumption of meat and poultry, which together account for approximately 70 percent of the annual consumption of grain. Combined with limits on arable land, an increasing demand for grain drives demand for higher crop yields through greater application of crop nutrients. Supply of crop nutrients is generally driven by higher global commodity prices, weather conditions and local government policies.

Given the commodity nature of the crop nutrients business, industry players compete largely on the basis of low cost and, to a lesser extent, differentiated customer service. Low cost is principally a function of the quality of the ore; the state of a company's mining and processing technology; the ability to strategically source raw material inputs and the breadth and cost of transportation infrastructure.

IMC and Phosphate Resource Partners Limited Partnership (PLP), have a 56.5 percent and 43.5 percent, respectively, direct economic interest in IMC Phosphates over the term of the joint venture. IMC owns 51.6 percent of the outstanding PLP limited partnership units. As a result, the Company's total interest in IMC Phosphates is approximately 78.9 percent.

For additional information on the Company's business structure, see Notes 1 and 4 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated herein by reference.

BUSINESS UNIT INFORMATION

The amounts and relative proportions of net sales and operating earnings contributed by the business units of the Company have varied from year to year and may continue to do so in the future as a result of changing business, economic, competitive and weather conditions as well as technological developments.

The following business unit discussion should be read in conjunction with the information contained in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 14 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated herein by reference.

PhosFeed

Net sales for PhosFeed were $1,245.9 million, $1,320.5 million and $1,591.0 million for the years ended December 31, 2001, 2000 and 1999, respectively. PhosFeed is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with 18 million tons of annual capacity. PhosFeed is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5)2. PhosFeed's concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers. Additionally, PhosFeed is one of the world's three largest producers and marketers of phosphate and potash-based animal feed ingredients with a total annual capacity approaching one million tons.

______________________________________________
2 P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide.

PhosFeed's facilities, which produce concentrated phosphates and animal feed phosphates, are located in central Florida and Louisiana. Its annual capacity represents approximately 30 percent of total United States concentrated phosphate production capacity and approximately nine percent of world capacity. The Florida concentrated phosphate facilities consist of two plants: New Wales and South Pierce. The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of two million tons of phosphoric acid (P2O5 equivalent). New Wales primarily produces three forms of concentrated phosphates and four forms of animal feed phosphates. Diammonium phosphate (DAP), monoammonium phosphate and merchant grade phosphoric acid are the fertilizer derivatives, while Biofos®, Dynafos®, Monofos® and Multifos® are the animal feed derivatives. The South Pierce plant produces phosphoric acid and granular triple superphosphate. Additionally, PhosFeed sources potassium raw materials from the Company's respective production facilities and markets Dyna-K® and Dynamate® as potassium-based feed ingredients.

The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid, which is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular monoammonium phosphate (GMAP). The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia. The Taft facility manufactures DAP and GMAP. Concentrated phosphate operations are managed to balance PhosFeed's output with customer needs. In response to then-current reduced market demand, PhosFeed suspended production at its Taft facility in July 1999 and suspended phosphoric acid production at its Faustina facility in November 1999. From January 2001 until August 2001, PhosFeed temporarily shut down its Uncle Sam phosphoric acid production and its Faustina DAP and GMAP production. The Taft facility and phosphoric acid production facilities at Faustina remain temporarily idled.

Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

Phosphate Rock

All of PhosFeed's phosphate mines and related mining operations are located in central Florida. PhosFeed extracts phosphate ore through surface mining after removal of a ten to fifty foot layer of sandy overburden and then processes the ore at its beneficiation plants where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials. PhosFeed currently maintains four operational mines.

PhosFeed's rock production volume was approximately 14 million tons, 17 million tons and 16 million tons for the years ended December 31, 2001, 2000 and 1999, respectively. In order to manage its inventories, PhosFeed temporarily idled its mining operations in 2001 during the months of July and December. Production in 2002 is expected to be higher than the average annual production of the prior two years. Although PhosFeed sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates. Tons used internally totaled approximately 11 million, 12 million and 13 million for the years ended December 31, 2001, 2000 and 1999, respectively, representing 82 percent, 69 percent and 82 percent, respectively, of total tons produced. Rock shipments to customers totaled approximately five million tons for each of the years ended December 31, 2001, 2000 and 1999, respectively.

PhosFeed estimates its proven reserves to be 465 million tons of phosphate rock as of December 31, 2001. PhosFeed owns approximately 62 percent of these reserves and controls the remainder through long-term lease, royalty or purchase option agreements. Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL) , with an average grade of 65 percent BPL. The phosphate rock mined by PhosFeed in the last three years averaged 65 percent BPL, which management believes is typical for phosphate rock mined in Florida during this period. PhosFeed estimates its reserves based upon exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined at market prices estimated to prevail during the next five years.

______________________________________________
3 BPL is the standard industry term used to grade the quality of phosphate rock.

PhosFeed also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district (Resources). Resources are mineralized deposits that may become economically recoverable. However, additional geostatistical analyses, including further exploration, permitting and mining feasibility studies, are required before such deposits may be classified as reserves. Based upon its preliminary analyses of these Resources, PhosFeed believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by PhosFeed but are similar to certain of the reserves being mined in current operations. These Resources contain estimated recoverable phosphate rock of approximately 123 million tons. Some of these Resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations. Consequently, the Company's ability to mine these Resources may be restricted.

Sulphur

A significant portion of PhosFeed's sulphur requirements is provided by the sulphur subsidiary of McMoRan Exploration Company under a supply agreement with the Company. PhosFeed's remaining sulphur requirements are provided by market contracts. Additionally, the Company, CF Industries, Inc. and Cargill Fertilizer, Inc. have formed a joint venture to construct a facility for remelting sulphur for use at their respective Florida phosphate fertilizer operations. The remelt facility is expected to be operational in 2004.

Ammonia

PhosFeed's ammonia needs are supplied by its Faustina ammonia production facility, when operating, and by world suppliers, primarily under annual and multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is used internally to produce certain concentrated phosphates.

Sales and Marketing

Domestically, PhosFeed sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. The Company also uses concentrated phosphates internally for the production of animal feed ingredients. Virtually all of PhosFeed's export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which the Company administers on behalf of itself and two other member companies. PhosChem believes that its sales represent approximately 50 percent of total United States exports of concentrated phosphates. The countries that account for the largest amount of PhosChem's sales of concentrated phosphates include China, Australia, India, Japan and Brazil. During 2001, PhosFeed's concentrated phosphates exports to Asia were 30 percent of total shipments by volume, with China representing 16 percent of total shipments. PhosFeed, with a strong brand position in a $1.0 billion feed ingredients global market, also supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia.

The table below shows PhosFeed's shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:

	2001		2000		1999
	Tons	%	Tons	%	Tons	%
Domestic
Customers	2,689	45	2,784	45	2,552	38
Captive, to other business units	-	-	-	-	92	1
	2,689	45	2,784	45	2,644	39
Export	3,313	55	3,346	55	4,055	61
Total shipments	6,002	100	6,130	100	6,699	100

As of December 31, 2001, PhosFeed had contractual commitments for 2002 from non-affiliated customers for the shipment of approximately four million tons of concentrated phosphates and approximately five million tons of phosphate rock. PhosFeed also had contractual commitments from non-affiliated customers for the shipment of phosphate feed and feed grade potassium products amounting to approximately 500,000 tons in 2002. Captive sales ceased beginning in April 1999 as a result of the sale of the IMC AgriBusiness business unit (AgriBusiness). Since that time, sales to the purchaser of AgriBusiness have been reflected as sales to customers.

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

Potash

Net sales for the Potash business unit were $811.2 million, $871.0 million and $830.3 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Potash mines, processes and distributes potash in the United States and Canada. The term "potash" applies generally to the common salts of potassium. Potash's products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacture of mixed crop nutrients and, to a lesser extent, animal feed ingredients (see PhosFeed). Potash also sells potash to customers for industrial use. Potash operates four potash mines in Canada as well as two potash mines in the United States. In addition, Potash's products are used for icemelter and water softener regenerant. With a total capacity in excess of ten million tons of product per year, management believes that Potash is one of the leading private-enterprise potash producers in the world. In 2001, these operations accounted for approximately 15 percent of world capacity on a K2O4 basis.

_____________________________________________

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

Canadian Operations

Potash's four mines in Canada produce muriate of potash exclusively and are located in the province of Saskatchewan, Canada. Two potash mines are interconnected at Esterhazy, one is located at Belle Plaine and one is located at Colonsay. The combined annual capacity of these four mines is approximately eight million tons. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 3,000 feet where continuous mining machines cut out the ore face and load it on to conveyor belts. The ore is then crushed, moved to storage bins and then hoisted to refineries above ground. In contrast, Potash's solution mining process involves heated water, which is pumped through a "cluster" to dissolve the potash in the ore bed. A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather, electric drilling rig. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, solution is pumped into a 130 acre cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. The Canadian operations produce 26 different potash products, including industrial grades, many through proprietary processes.

Potash Corporation of Saskatchewan Inc. (PCS) controls several potash-producing mineral rights properties located in the vicinity of Potash's Esterhazy mines. Under a long-term contract with PCS, the Company mines and refines these reserves for a fee plus a pro rata share of production costs. The specified quantities of potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of approximately one million tons and a minimum of approximately five hundred thousand tons per year. The current contract extends through June 30, 2006 and is renewable at the option of PCS for four additional five-year periods.

Potash controls the rights to mine 322,283 acres of potash-bearing land in Saskatchewan. This land, of which 77,245 acres have already been mined or abandoned, contains over 4.6 billion tons of potash mineralization (calculated after estimated extraction losses) at an average grade of approximately 21 percent K2O. The Company believes that this ore is sufficient to support current operations for more than a century and will yield more than 1.4 billion tons of finished product with a K2O content of approximately 61 percent.

Potash's mineral rights in Saskatchewan consist of 123,806 acres owned in fee, 175,319 acres leased from the province of Saskatchewan and 23,158 acres leased from other parties. All leases are renewable by the Company for successive terms of 21 years. Royalties, established by regulation of the province of Saskatchewan, amounted to approximately $8 million in 2001 and $9 million in both 2000 and 1999.

The Belle Plaine and Colonsay facilities, including owned and leased mineral rights, respectively, are subject to the mortgage granted under the Company's $500.0 million senior secured credit facility. For further information, see Capital Resources and Liquidity in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K, which is incorporated herein by reference.

Since December 1985, the Company has experienced an inflow of water into one of its two interconnected potash mines at Esterhazy, Saskatchewan. As a result, the Company has incurred expenditures, certain of which, due to their nature, have been capitalized while others have been charged to expense, to control the inflow. Since the initial discovery of the inflow, the Company has been able to meet all sales obligations from production at the mines. The Company has considered alternatives to the operational methods employed at Esterhazy. However, the procedures utilized to control the water inflow have proven successful to date, and the Company currently intends to continue conventional shaft mining. Despite the relative success of these measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow, risk to employees or remediation costs will not increase to a level which would cause the Company to change its mining process or abandon the mines. The current operating approach and related risks are reviewed on a routine basis by management and the board of directors.

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

United States Operations

Potash has two United States potash facilities: the Carlsbad shaft mine located in Carlsbad, New Mexico and the Hersey solution mine located in Hersey, Michigan.

The Carlsbad mine has an annual production capacity of nearly two million tons of finished product. The reserves are of two types: (1) sylvinite, a mixture of potassium chloride and sodium chloride, the same as the ore mined in Saskatchewan, and (2) langbeinite, a double sulfate of potassium and magnesium.

Continuous underground mining methods are utilized for the ore extracted. In the mining sections, drum type mining machines are used to cut the sylvinite and langbeinite ores from the face. Mining heights are as low as four and one-half feet. Ore from the continuous sections is loaded onto conveyors, transported to storage areas, and then hoisted to the surface for further processing at the refinery.

Three types of potash are produced at the Carlsbad refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; double sulfate of potash magnesia, marketed under the brand name K-Mag® , containing significant amounts of sulphur, potassium and magnesium, with low levels of chloride; and sulfate of potash, supplying a high concentration of potassium with low levels of chloride.

At the Carlsbad facility, Potash mines and refines potash from 56,196 acres of reserves that are controlled by long-term leases. These reserves contain an estimated total of 169 million tons of potash mineralization (calculated after estimated extraction losses) in three mining beds evaluated at thickness ranging from four and one-half feet to in excess of 11 feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 11.3 million tons of concentrate from sylvinite with an average grade of approximately 60 percent K2O and 31.3 million tons of langbeinite concentrate with an average grade of approximately 22 percent K2O. At projected rates of production, management estimates that Potash's reserves of sylvinite and langbeinite are sufficient to support operations for more than 19 years and 24 years, respectively.

Potash made mine modifications and constructed a new state-of-the-art, world class langbeinite refinery at Carlsbad at a cost of approximately $77 million, which began production during 1999. The production capacity at the Carlsbad facility was increased by 35 percent as a result of constructing the new K-Mag processing plant.

At Hersey, Michigan, Potash operates a solution mining facility with annual potash production capacity of approximately 160,000 tons, and annual salt capacity of approximately 275,000 tons. At Hersey, Potash's mineral rights consist of 1,093 acres owned in fee and 11,630 acres controlled under long-term leases. These lands contain an estimated 300 million tons of potash mineralization contained in two beds ranging in thickness from 14 to 30 feet. Management estimates that these reserves are sufficient to yield 62 million tons of concentrate from sylvinite with an average grade of 60 percent K2O. At current rates of production, management estimates that these reserves are sufficient to support operations for more than 300 years. The Hersey facility, including owned and leased mineral rights, is subject to the mortgage granted under the Company's $500.0 million senior secured credit facility. For further information, see Capital Resources and Liquidity in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," of this Annual Report on Form 10-K, which is in incorporated herein by reference.

Royalties for the United States operations amounted to $4.0 million in 2001 and 1999 and $5.0 million in 2000.

Natural Gas

Natural gas is a significant raw material used in the potash solution mining process. The purchase, transportation, and storage of natural gas amounts to approximately 15 percent of Potash production costs. The two solution mines account for approximately 66 percent of Potash's total natural gas requirements. The Potash business unit purchases a portion of its requirements through fixed price physical contracts and uses forward contracts to fix the price of an additional portion of future purchases. The remainder of its requirements is purchased either on the domestic spot market or under short-term contracts.

Sales and Marketing

Potash's North American potash sales are made through Potash's sales force. North American agricultural sales are primarily to independent accounts, co-operatives and large regional fertilizer buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry. Additionally, potash is sold as an ingredient in icemelter and as a water softener regenerant.

Potash is sold throughout the world, with Potash's largest amount of sales outside of North America made to China, Japan, Malaysia, Korea, Australia, New Zealand and Latin America. Potash's exports from Canada, except to the United States, are made through Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers. In general, Canpotex sales are allocated among the producer members based on production capacity. The Company currently supplies approximately 35 percent of Canpotex's requirements. Potash exports from Carlsbad are sold through the Company's sales force. In 2001, 84 percent of the potash produced by Potash was sold as crop nutrients, while 16 percent was sold for non-agricultural uses.

The table below shows Potash's shipments of potash in thousands of tons:

	2001		2000		1999
	Tons	%	Tons	%	Tons	%
Domestic
Customers	5,050	65	5,318	64	4,753	61
Captive, to other business units	217	3	203	2	415	5
	5,267	68	5,521	66	5,168	66
Export	2,466	32	2,864	34	2,676	34
Total shipments	7,733	100	8,385	100	7,844	100

As of December 31, 2001, Potash had contractual commitments for 2002 from non-affiliated customers for the shipment of potash amounting to approximately three million tons. Captive sales decreased in 1999 as a result of the sale of AgriBusiness in April 1999. However, since April 1999, sales to the purchaser of AgriBusiness have been reflected as sales to customers.

Competition

Potash is a commodity available from many sources and consequently, the market is highly competitive. In addition to the Potash business unit, there are four North American producers: two in the United States and two in Canada. Through its participation in Canpotex, the Potash business unit competes outside of North America with various independent potash producers and consortia as well as other export organizations, including state-owned organizations. Potash's principal methods of competition, with respect to the sale of potash include: pricing; offering consistent, high-quality products and superior service; as well as developing new industrial and consumer uses for potash.

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

Employees

The Company had 5,194 employees as of December 31, 2001. The work force consisted of 1,441 salaried, 3,749 hourly and 4 temporary or part-time employees.

Labor Relations

Within North America, the Company has six collective bargaining agreements with the affiliated local chapters of three international unions. As of December 31, 2001, approximately 92 percent of the hourly work force were covered under collective bargaining agreements. Three agreements were successfully negotiated during 2001. No agreements will expire in 2002. The Company has not experienced a significant work stoppage in recent years and considers its labor relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

 The ages and five-year employment history of the Company's executive officers as of March 15, 2002 was as follows:

E. Paul Dunn, Jr.

Age 48. Vice President, Finance and Treasurer of the Company since March 2002. From May 1998 to March 2002, Mr. Dunn served as Vice President and Treasurer of the Company. Prior to joining the Company, Mr. Dunn served as Vice President, Finance and Information Technology for GATX Terminals Corporation, a provider of storage, handling and transportation of petroleum and chemical commodities, from 1995 to 1998.

 John J. Ferguson

Age 49. President and Chief Operating Officer of the Company since joining the Company in March 2002. Prior to joining the Company, Mr. Ferguson served as Senior Vice President, Integrated Nylon for Solutia Inc., a chemical company headquartered in St. Louis, from 1998 to May 2001 and as Senior Vice President, Supply Chain and Shared Services from 1997 to 1998.

C. Steven Hoffman

Age 53. Senior Vice President of the Company since 1990 and President, IMC Sales and Marketing since March 2002. From September 1998 to March 2002, Mr. Hoffman served as President, International of the Company, and from 1995 to August 1998, Mr. Hoffman served as Senior Vice President, International of the Company.

Mary Ann Hynes

Age 54. Senior Vice President and General Counsel of the Company since joining the Company in July 1999. Prior to joining the Company, Ms. Hynes served as Vice President, General Counsel and Secretary of Sundstrand Corporation, a designer and manufacturer of aerospace and industrial technology-based components, from 1998 to July 1999. From 1997 to 1998 Ms. Hynes served as General Counsel and Assistant Secretary of Wolters Kluwer U.S. Corporation, the parent company of numerous technical print and electronic publishers.

Stephen P. Malia

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

Kermit E. McCormack

Age 56. Senior Vice President of the Company and President, North America Sales & Marketing since January 2001. From 1995 to January 2001, Mr. McCormack served as President, IMC Feed Ingredients.

Douglas A. Pertz

Age 47. Chairman and Chief Executive Officer of the Company since March 2002. From October 2000 to March 2002, Mr. Pertz served as Chairman, President and Chief Executive Officer of the Company, and from October 1999 to October 2000, Mr. Pertz served as President and Chief Executive Officer of the Company. Mr. Pertz served as President and Chief Operating Officer of the Company from October 1998 to October 1999. Prior to joining the Company, Mr. Pertz served from 1995 to 1998 as President and Chief Executive Officer and as a director of Culligan Water Technologies, Inc., a leading manufacturer and distributor of water purification and treatment products.

J. Reid Porter

Age 53. Executive Vice President and Chief Financial Officer of the Company since October 2001. Prior to joining the Company, Mr. Porter served as Vice President and partner of Hidden Creek Industries and Chief Financial Officer of Heavy Duty Holdings, both of Minneapolis, partnerships in the automotive-related and heavy-duty commercial vehicle industries, respectively, from 1998 until October 2001. Mr. Porter served from 1996 to 1998 as Vice President and General Manager of a division of closely-held Andersen Windows.

Robert M. Qualls

Age 51. Vice President and Controller of the Company since March 2002. From January 2001 to March 2002, Mr. Qualls served as Vice President, Finance of IMC Crop Nutrients. Mr. Qualls served as Vice President of Finance, Purchasing and Information Services of IMC Phosphates Company from October 1999 to January 2001, and as Vice President of Finance and Administration from February 1997 to October 1999.

Larry L. Shoemake

Age 53. Vice President, Information Technology and Purchasing of the Company since April 2001. From January 2001 to April 2001, Mr. Shoemake served as Vice President, Information Systems and E-Commerce. From March 2000 to January 2001, Mr. Shoemake served as Vice President, Shared Services and E-Commerce, and from January 1999 to March 2000, as President, Shared Services. From May 1997 to January 1999, Mr. Shoemake served as Vice President, Global Vision and from March 1996 to May 1997 as Vice President, Logistics.

Marian E. Whiteman

Age 37. Vice President, Environment, Health and Safety of the Company since April 2001. From February 1998 until the present, Ms. Whiteman has also served as Associate General Counsel. Prior to joining the Company, Ms. Whiteman served as a partner from 1997 until 1998 and as an associate from 1992 until 1997 with the Chicago-based law firm of Sidley Austin Brown & Wood, where she focused her practice in environmental law.

All of the Company's executive officers are elected to serve until the next organizational meeting of the Board of Directors of the Company, or until their respective successors are elected and qualified or until their earlier death, resignation or removal. No "family relationships," as that term is defined in Item 401(d) of Regulation S-K, exist among any of the listed officers.

Item 2. Properties.

Information regarding the plant and properties of the Company is included in Part I, Item 1, "Business," of this Annual Report on Form 10-K.

Item 3. Legal Proceedings1.

For information on legal and environmental proceedings, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K, which is incorporated herein by reference.

 Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2001.

PART II.

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters.

For information related to the years 2001 and 2000 contained under the heading "Quarterly Results (unaudited)," reference is made to page 78 of the Company's 2001 Annual Report to Stockholders incorporated herein by reference. As of March 18, 2002, the number of registered holders of common stock as reported by the Company's registrar was 5,495. However, an indeterminable number of stockholders beneficially own shares of the Company's common stock through investment funds and brokers.

Item 6. Selected Financial Data.

For information related to the years 1997 through 2001 contained under the heading "Five Year Comparison," reference is made to page 79 of the Company's 2001 Annual Report to Stockholders incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on pages 23 through 36 of the Company's 2001 Annual Report to Stockholders incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to "Market Risk" of "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing on page 31 of the Company's 2001 Annual Report to Stockholders incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Company's Consolidated Financial Statements and Notes thereto appearing on pages 39 through 77 of the Company's 2001 Annual Report to Stockholders, together with the report thereon of Ernst & Young LLP, appearing on page 38 of such Annual Report and the information contained under the heading "Quarterly Results (unaudited)," appearing on page 78 of such Annual Report incorporated herein by reference.  Condensed consolidating financial information for certain of the Company's subsidiaries, which are guarantors of the Company's Senior notes issued during 2001, are included in Note 15 appearing on pages 69 through 76 of the Company's 2001 Annual Report to Stockholders.  The complete audited financial statements for Phosphate Resource Partners Limited Partnership and IMC Phosphates Company, two of the guarantor entities which are partially-owned by the Company and which provided limited guarantees of the notes, are contained within their own separate Annual Report on Form 10-K filings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information contained under the headings "The Annual Meeting--Election of Directors" and "Beneficial Ownership of Common Stock--Section 16(a) Beneficial Ownership Reporting Compliance," included in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders and the information contained under the heading "Executive Officers of the Registrant," in Part I, Item 1, hereof is incorporated herein by reference.

 Item 11. Executive Compensation.

The information under the heading "Policies Relating to the Board of Directors--Compensation of Directors" and "Executive Compensation," included in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information under the heading "Beneficial Ownership of Common Stock," included in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information under the heading "Executive Compensation," included in the Company's definitive Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1) Consolidated financial statements filed as part of this report are listed under Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.
(2)

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

(3) Reference is made to the Exhibit Index beginning on page E-1 hereof.
(b)	Reports on Form 8-K.

A report under Item 5 dated October 1, 2001.
A report under Item 5 dated October 11, 2001 including the following financial statements:
   Annual Information
      Report of Independent Auditors
      Consolidated Statement of Operations
      Consolidated Balance Sheet
      Consolidated Statement of Cash Flows
      Consolidated Statement of Stockholders' Equity
      Notes to Consolidated Financial Statements
   Quarterly Information
      Condensed Consolidated Statement of Operations
      Condensed Consolidated Balance Sheet
      Condensed Consolidated Statement of Cash Flows
      Notes to Condensed Consolidated Financial Statements
A report under Item 5 dated October 18, 2001.
A report under Items 5 and 7 dated December 19, 2001.

(c)	Exhibits
Reference is made to the Exhibit Index beginning on page E-1 hereof.
(d)

Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually, or in the aggregate, significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

**********************************************************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMC GLOBAL INC. (Registrant)

/s/ Douglas A. Pertz
Douglas A. Pertz Chairman and Chief Executive Officer

Date: March 27, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Douglas A. Pertz Douglas A. Pertz	Chairman and Chief Executive Officer (principal executive officer)	March 27, 2002
/s/ J. Reid Porter J. Reid Porter	Executive Vice President and Chief Financial Officer (principal financial officer)	March 27, 2002
/s/ Robert M. Qualls Robert M. Qualls	Vice President and Controller (principal accounting officer)	March 27, 2002
* Raymond F. Bentele	Director	March 27, 2002
* James M. Davidson	Director	March 27, 2002
* Harold H. MacKay	Director	March 27, 2002
* David B. Mathis	Director	March 27, 2002
* Donald F. Mazankowski	Director	March 27, 2002
* Richard L. Thomas	Director	March 27, 2002
* Pamela B. Strobel	Director	March 27, 2002

 *By:    /s/ Rose Marie Williams
                Rose Marie Williams
                Attorney-in-fact

****************************************************************************************

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

Indenture, dated as of August 1, 1999, between IMC Global Inc. and The Bank of New York, relating to the issuance of 7.40% Notes due 2002; 7.625% Notes due 2005; 6.50% Notes due 2003; and 7.375% Debentures due 2018

Exhibit 4.10 to the Registration Statement No. 333-63503
4.ii.(c)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008	Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001*
4.ii.(d)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001*
4.ii.(e)

Supplemental Indenture dated as of May 31, 2001 among FMRP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(f)

Supplemental Indenture dated as of August 2, 2001 between IMC Global Netherlands B.V., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(g)

Supplemental Indenture dated as of November 6, 2001 between IMC Phosphates MP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(h)

Supplemental Indenture dated as of January 1, 2001 between IMC Potash Colonsay ULC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

X
4.ii.(i)

Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(a) to the Current Report on Form 8-K for May 17, 2001*
4.ii.(j)

Amendment No. 1 dated as of November 1, 2001 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(a) to the Current Report on Form 8-K for November 1, 2001*
4.ii.(k)

Amendment No. 2 dated as of November 28, 2001 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase, as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(b) to the Current Report on Form 8-K for November 1, 2001*
4.ii.(l)

Amendment No. 3 dated as of December 5, 2001 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, the lenders party thereto, JPMorgan Chase, as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

Exhibit 4.ii.(c) to the Current Report on Form 8-K for November 1, 2001*
4.iii.

Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries.

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

Form of Parent Agreement, dated as of July 1, 1993, as further amended and restated as of May 26, 1995, between IMC Global Operations Inc., Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Resource Partners, Limited Partnership), Freeport-McMoRan Inc. and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.30 to the Company's Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995*
10.i.(f)

Amendment, Waiver and Consent, dated May 26, 1995, among IMC Global Inc.; IMC Global Operations Inc.; IMC-Agrico GP Company; IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Phosphates Company (formerly IMC-Agrico Company); Freeport-McMoRan Inc.; Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Resource Partners, Limited Partnership); and Agrico, Limited Partnership

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
10.i.(h)

Agreement Under the Parent Agreement, dated as of January 23, 1996, among IMC Global Inc.; IMC Global Operations Inc.; Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Resource Partners, Limited Partnership); Freeport-McMoRan Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.63 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1995*
10.i.(i)

Amendment and Agreement Under the Partnership Agreement, dated as of January 23, 1996, by and among IMC-Agrico GP Company; Agrico, Limited Partnership; IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Global Operations Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)

Exhibit 10.64 to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1995*
10.i.(j)

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
10.i.(n)	Agreement and Plan of Merger among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp. dated as of October 13, 2001		X
10.i.(o)	Amendment No. 1 dated as of November 28, 2001 to Agreement and Plan of Merger among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp.		X
10.iii.(a)**	1988 Stock Option & Award Plan, as amended and restated	Exhibit A to Proxy Statement dated April 5, 2001*
10.iii.(b)**	1994 Stock Option Plan for Non-Employee Directors	Exhibit 4(a) to Registration Statement No. 33-56911
10.iii.(c)**	Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.iii.(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000*
10.iii.(d)**	Addendum dated July 10, 2001 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.(iii).(a) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2001*
10.iii.(e)**	1998 Stock Option Plan for Non-Employee Directors	Exhibit 10.7 to the Company's Current Report on Form 8-K dated May 14, 1998*
10.iii.(f)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) 1998 Defined Contribution Supplemental Executive Retirement Plan	Exhibit 10.iii.(m) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(g)**	Form of Amended and Restated Executive Severance Agreement dated October 24, 2000 between IMC Global Inc. and C.S. Hoffman, M.A. Hynes, S.P. Malia and R. Porter	Exhibit 10.iii.(i) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000*
10.iii.(h)**	Employment Agreement dated July 13, 1999 between IMC Global Inc. and E. Paul Dunn	Exhibit 10.iii.(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(i)**	"Gross-up" Agreement dated July 13, 1999 between IMC Global Inc. and E. Paul Dunn	Exhibit 10.iii.(r) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(j)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) Restoration Plan	Exhibit 10.iii.(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(k)**	First amendment to the IMC Global Inc. 1998 Restoration Plan	Exhibit 10.iii.(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(l)**	Form of Retention Bonus and Severance Agreement between IMC Global Inc. and R.F. Clark	Exhibit 10 to the Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000*
10.iii.(m)**	Form of Key Manager Severance Agreement between IMC Global Inc. and K.E. McCormack, R.M. Qualls and L.L. Shoemake	Exhibit 10.iii.(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000*
10.iii.(n)**	Forms of Agreements dated September 11, 2001 between IMC Global Inc. and J.U. Huber concerning terms of retirement		X
10.iii.(o)**	Agreement dated October 1, 2001 between IMC Global Inc. and J.B. James concerning terms and conditions of separation		X
10.iii.(p)**	Sixth Amendment to the 1988 Stock Option and Award Plan, as amended and restated		X
10.iii.(q)**	Master Trust Agreement for IMC Global Inc. Nonqualified Deferred Compensation Plans		X
10.iii.(r)**	IMC Global Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan effective February 1, 2002		X
10.iii.(s)**	IMC Global Inc. Amended and Restated Management Deferred Compensation Plan effective February 1, 2002		X
10.iii.(t)**	First Amendment dated February 20, 2002 to the 1998 Stock Option Plan for Non-Employee Directors		X
10.iii.(u)**	Form of Executive Severance Agreement dated March 4, 2002 between IMC Global Inc. and J.J. Ferguson		X
12	Ratio of Earnings to Fixed Charges		X
13	The portions of IMC Global Inc.'s 2001 Annual Report to Stockholders which are specifically incorporated by reference		X
21	Subsidiaries of the Registrant		X
23	Consent of Ernst & Young LLP, Independent Auditors		X
24	Power of Attorney		X

* SEC File No. 1-9759.
** Denotes management contract or compensatory plan.