Form 10-Q
period 2002-03-31
IMC GLOBAL INC
filed 2002-05-14
CIK 820626

        *********************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes Ö   . No____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 115,023,597 shares, excluding 15,561,704 treasury shares as of May 6, 2002.

*********************************************

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, are unaudited but include all adjustments which the Company's management considers necessary for fair presentation. These adjustments consist of normal recurring accruals. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF EARNINGS
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31
	2002	2001
Net sales	$ 497.9	$ 520.1
Cost of goods sold	429.2	453.4
Gross margins	68.7	66.7

Selling, general and administrative expenses	19.4	22.9
Restructuring charges	-	4.6
Operating earnings	49.3	39.2

Interest expense	44.3	29.6
Other (income) expense, net	2.1	(0.8)
Earnings before minority interest	2.9	10.4
Minority interest	(4.2)	(7.6)
Earnings before taxes	7.1	18.0
Provision for income taxes	2.3	6.9
Net earnings	$ 4.8	$ 11.1

Basic and diluted earnings per share	$ 0.04	$ 0.10

Basic weighted average number of shares outstanding	114.5	114.5

Diluted weighted average number of shares outstanding	115.9	114.9

Dividends declared per share of common stock	$ 0.02	$ 0.02

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	(Unaudited) March 31, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 200.0	$ 248.7
Restricted cash	-	374.0
Receivables, net	208.9	217.6
Inventories, net	314.2	292.3
Deferred income taxes	14.1	14.1
Other current assets	12.0	6.5
Total current assets	749.2	1,153.2

Property, plant and equipment, net	2,299.4	2,308.6
Goodwill, net	319.0	319.0
Other assets	478.9	468.1

Total assets	$3,846.5	$4,248.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 149.4	$ 150.3
Accrued liabilities	232.5	242.1
Due to bondholders	-	305.4
Short-term debt and current maturities of long-term debt	10.3	75.4
Total current liabilities	392.2	773.2

Long-term debt, less current maturities	2,211.7	2,216.1
Deferred income taxes	157.8	176.3
Other noncurrent liabilities	531.1	533.3
Common equity forwards	-	9.3
Stockholders' equity:
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,585,301 and 125,185,301 shares as of March 31 and December 31, respectively	130.6	125.2
Capital in excess of par value	1,743.2	1,680.9
Accumulated deficit	(862.8)	(865.3)
Accumulated other comprehensive income	(105.1)	(117.1)
Treasury stock, at cost, 15,556,704 and 10,159,607 shares as of March 31 and December 31, respectively	(352.2)	(283.0)
Total stockholders' equity	553.7	540.7

Total liabilities and stockholders' equity	$3,846.5	$4,248.9

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31,
	2002	2001
Cash Flows from Operating Activities
Net earnings	$ 4.8	$ 11.1
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	43.0	43.0
Minority interest	(4.2)	(7.6)
Deferred income taxes	(26.5)	19.9
Other charges and credits, net	1.7	(40.7)
Changes in:
Receivables	8.7	(2.7)
Note receivable from affiliate	-	14.1
Inventories	(22.0)	(35.6)
Other current assets	(5.5)	(1.4)
Accounts payable	(0.9)	(18.2)
Accrued liabilities	(5.0)	(22.9)
Adjustments from discontinued operations	(7.1)	66.6
Net cash provided by (used in) operating activities	(13.0)	25.6

Cash Flows from Investing Activities
Capital expenditures	(31.7)	(30.8)
Other	0.1	-
Net cash used in investing activities	(31.6)	(30.8)
Net cash used before financing activities	(44.6)	(5.2)

Cash Flows from Financing Activities
Payments of long-term debt	(4.6)	(183.0)
Proceeds from issuance of long-term debt, net	-	126.3
Changes in short-term debt, net	(65.1)	(2.3)
Restricted cash	374.0	-
Payable to bondholders	(294.5)	-
Purchase of common shares	(79.5)	-
Issuance of common shares	67.9	-
Cash dividends paid	(2.3)	(8.7)
Other	-	(1.6)
Net cash used in financing activities	(4.1)	(69.3)

Net change in cash and cash equivalents	(48.7)	(74.5)
Cash and cash equivalents - beginning of period	248.7	84.5
Cash and cash equivalents - end of period	$ 200.0	$ 10.0

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(Unaudited)

1.   ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. The Company has completed its initial impairment test as of January 1, 2002 as prescribed by SFAS No. 142, which shows that no impairment of goodwill exists as of that date. There were no changes in the $319.0 million carrying amount of goodwill as of March 31, 2002, which is classified in Other assets in the Condensed Consolidated Balance Sheet.

The following is a reconciliation of prior year net earnings and basic and diluted earnings per share between the amounts previously reported by the Company and the adjusted amounts that would have been reported if SFAS No. 142 had been applied in the prior year.

Three months ended March 31, 2001
Net earnings:
Reported net earnings	$ 11.1
Goodwill amortization	2.5
Adjusted net earnings	$ 13.6
Basic and diluted earnings per share:
Reported earnings per share	$ 0.10
Goodwill amortization per share	0.02
Adjusted earnings per share	$ 0.12

2.   RESTRUCTURING CHARGES

In the first quarter of 2001, the Company announced a new organizational structure (Reorganization Plan) designed to fully maximize the Company's global leadership position in phosphate and potash crop nutrients and animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions. As a result, in the first quarter of 2001, the Company recorded a restructuring charge of $4.6 million, $2.4 million after tax and minority interest, or $0.02 per share.

Activity related to accruals for restructuring activity during the period January 1, 2002 to March 31, 2002 was as follows:

	Accrual as of January 1, 2002	Cash Paid	Accrual as of March 31, 2002
Non-employee exit costs:
Demolition and closure costs	$ 31.7	$ (1.2)	$ 30.5
Other	1.4	(0.2)	1.2
Employee headcount reductions:
Severance benefits	3.5	(0.4)	3.1
Total	$ 36.6	$ (1.8)	$ 34.8

The timing and costs of the restructuring activity are generally on schedule with the time and dollar estimates disclosed in IMC's 2001 Annual Report on Form 10-K.

3.   DISCONTINUED OPERATIONS

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides that long-lived assets classified as held for disposal as a result of disposal activities initiated prior to its adoption, shall continue to be accounted for in accordance with the prior pronouncement applicable for that disposal until the end of the fiscal year in which SFAS No. 144 is adopted. As of January 1, 2002, the remaining portion of the IMC Chemicals business unit (Chemicals) is classified as a discontinued operation. In accordance with SFAS No. 144, the accounting for Chemicals will continue to follow the guidance of Accounting Principles Board Opinion No. 30.

In December 1999, the Company received approval from the Board of Directors for a plan to sell the entire Chemicals business unit. On November 5, 2001, the Company sold Penrice Soda Products Pty. Ltd., an Australian unit of Chemicals. The Company is actively pursuing sales transactions for the remaining parts of Chemicals and targets completion of all or a substantial portion of the remaining parts by June 30, 2002. The Company reviewed the forecasted operating results through that date as well as estimates of sales proceeds and determined that no additional accrual as of March 31, 2002 was necessary.

For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated losses on disposal, have been classified in Other assets as net assets of discontinued operations held for sale. See the table below for the detail and classification of assets and liabilities.

	March 31, 2002	December 31, 2001
Assets:
Receivables, net	$ 48.5	$ 46.4
Inventories, net	41.9	43.2
Other current assets	7.6	8.4
Property, plant and equipment, net	119.4	119.2
Other assets	5.2	6.2
Total assets	222.6	223.4
Liabilities:
Accounts payable	26.7	32.8
Accrued liabilities	26.3	29.3
Other noncurrent liabilities	17.8	16.9
Total liabilities	70.8	79.0
Net assets of discontinued operations held for sale	$ 151.8	$ 144.4

The Company cannot assure that it will be able to consummate the sale of the remaining portion of Chemicals within the desired time frame or upon favorable terms and conditions. The failure to timely divest this business, or the divestiture of this business on unfavorable terms, could result in additional losses on the disposal of this business and impact the Company's ability to reduce current indebtedness levels, including indebtedness due in 2003, or to fund other liquidity needs.

4.   INVENTORIES

	March 31, 2002	December 31, 2001
Products (principally finished)	$ 257.7	$ 232.4
Operating materials and supplies	66.0	65.3
	323.7	297.7
Less: Allowances	9.5	5.4
Inventories, net	$ 314.2	$ 292.3

5.   FINANCING ARRANGEMENTS

During the first quarter, the Company terminated its Argus sale/leaseback arrangement of the Company's discontinued Chemicals' business and acquired the lessors' interests therein for an aggregate cash payment of $68.3 million. The Company also completed the tender for $294.5 million principal amount of its 7.40 percent senior notes due November 2002 for an aggregate cash payment of $306.7 million. The Company also issued 5.4 million shares of common stock for net cash proceeds of $67.9 million. The proceeds of the common stock offering, together with $12.2 million of cash on hand, were used to acquire 5.4 million shares of stock pursuant to the Company's previous forward share repurchase agreement. This transaction resulted in the termination of the forward share repurchase agreement.

6.   OPERATING SEGMENTSa

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended March 31, 2002
Net sales from external customers	$ 295.4	$ 202.5	$ -	$ 497.9
Intersegment net sales	17.3	2.7	-	20.0
Gross margins	18.0	54.6	(3.9)	68.7
Operating earnings (loss)	7.1	48.2	(6.0)	49.3

Three months ended March 31, 2001
Net sales from external customers	$ 303.4	$ 216.7	$ -	$ 520.1
Intersegment net sales	17.9	6.7	-	24.6
Gross margins[b]	9.6	62.6	(5.5)	66.7
Operating earnings (loss)[c]	(4.0)	54.4	(11.2)	39.2

a  The operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 3). Certain amounts in the prior year have been reclassified to conform with the current year presentation.
b  Gross margins in 2001 for IMC PhosFeed include special charges of $2.4 million related to the write-off of certain deferred costs.
c  Operating earnings (loss) in 2001 include special charges of $5.2 million, $0.8 million and $1.0 million for IMC PhosFeed, IMC Potash and Other, respectively, related to the Reorganization Plan (Note 2) and the write-off of certain deferred costs.

7.   COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31
	2002	2001
Comprehensive income (loss):
Net earnings	$ 4.8	$ 11.1
Net unrealized gain (loss) on derivative instruments	14.9	(13.3)
Foreign currency translation adjustment	(2.9)	(28.2)
Total comprehensive income (loss) for the period	$ 16.8	$ (30.4)

8.   EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (EPS) is net earnings. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator for the basic and diluted earnings per share computations:

	Three months ended March 31
	2002	2001
Basic EPS shares	114.5	114.5
Effect of dilutive securities	1.4	0.4
Diluted EPS shares	115.9	114.9

Options to purchase approximately 10.0 million and 10.2 million shares of common stock as of March 31, 2002 and 2001, respectively, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

9.   SULPHUR JOINT VENTURE

In April 2002, the Company announced that IMC Phosphates Company (IMC Phosphates), a subsidiary of the Company, would join with Savage Industries Inc. (Savage) in a 50-50 sulphur services joint venture, Gulf Sulphur Services Ltd., LLP (Gulf Services). It is anticipated to be financed through equity contributions from the Company and Savage as well as a non-recourse bank loan. The Company and Savage, through Gulf Services, reached a definitive agreement to acquire sulphur transportation, marketing and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS). These assets include: (i) terminals in Galveston, Texas and Tampa, Florida; (ii) leases for two other Florida terminals; (iii) a long-term contract for a sulphur marine vessel for cross-Gulf sulphur transportation with a capacity of approximately 1.6 million long tons per year; and (iv) a number of long-term transportation service contracts. The Company also announced that it had reached a concurrent agreement with FMS and McMoRan Exploration Co. to settle outstanding legal disputes conditioned upon the closing of the acquisition. Gulf Services will pay cash of $58.0 million at the closing of the concurrent transactions, which is predominantly for the acquisition of the Freeport sulphur assets. The transaction is subject to certain conditions, including financing arrangements. Closing is anticipated by the end of May 2002.

10. CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Payment of the $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 and $300.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Notes) of the Company is fully and unconditionally guaranteed by certain of the Company's restricted subsidiaries (as defined in the Notes indenture) and is also guaranteed, on a limited basis, by IMC Phosphates and Phosphate Resources Partners Limited Partnership.

The following tables present condensed consolidating financial information for the guarantors of the Notes. The following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of this information.

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2002
Net sales	$ -	$ -	$ 295.4	$ 267.3	$ 48.1	$(112.9)	$ 497.9
Cost of goods sold	1.1	-	276.2	235.2	34.3	(117.6)	429.2
Gross margins	(1.1)	-	19.2	32.1	13.8	4.7	68.7
Selling, general and administrative expenses	-	2.4	10.8	7.7	2.0	(3.5)	19.4
Operating earnings (loss)	(1.1)	(2.4)	8.4	24.4	11.8	8.2	49.3
Equity in earnings (loss) of subsidiaries/affiliates	39.1	4.1	-	9.4	-	(52.6)	-
Interest expense	33.0	7.5	4.2	3.7	(0.8)	(3.3)	44.3
Other (income) expense, net	2.1	-	1.1	4.0	(1.2)	(3.9)	2.1
Minority interest	(4.2)	-	-	-	-	-	(4.2)
Earnings (loss) before taxes	7.1	(5.8)	3.1	26.1	13.8	(37.2)	7.1
Provision for income taxes	2.3	-	-	8.4	4.4	(12.8)	2.3
Net earnings (loss)	$ 4.8	$ (5.8)	$ 3.1	$ 17.7	$ 9.4	$ (24.4)	$ 4.8

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2001
Net sales	$ 0.5	$ -	$ 299.3	$ 425.7	$ 152.6	$ (358.0)	$ 520.1
Cost of goods sold	2.8	-	288.9	352.0	111.2	(301.5)	453.4
Gross margins	(2.3)	-	10.4	73.7	41.4	(56.5)	66.7
Selling, general and administrative expenses	0.3	2.8	10.8	16.5	6.0	(13.5)	22.9
Restructuring charges	-	-	2.8	1.7	0.1	-	4.6
Operating earnings (loss)	(2.6)	(2.8)	(3.2)	55.5	35.3	(43.0)	39.2
Equity in earnings (loss) of subsidiaries/affiliates	37.6	(0.8)	-	24.7	-	(61.5)	-
Interest expense	20.7	9.1	3.2	8.4	1.8	(13.6)	29.6
Other (income) expense, net	3.9	-	2.5	(2.2)	(8.0)	3.0	(0.8)
Minority interest	(7.6)	-	-	-	-	-	(7.6)
Earnings (loss) before taxes	18.0	(12.7)	(8.9)	74.0	41.5	(93.9)	18.0
Provision for income taxes	6.9	-	-	28.4	15.9	(44.3)	6.9
Net earnings (loss)	$ 11.1	$ (12.7)	$ (8.9)	$ 45.6	$ 25.6	$ (49.6)	$ 11.1

Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of March 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 189.7	$ -	$ 3.2	$ (0.3)	$ (0.7)	$ 8.1	$ -	$ 200.0
Receivables, net	(0.2)	-	119.4	98.0	120.7	20.1	(149.1)	208.9
Due from affiliates	140.6	54.9	-	0.7	599.1	222.2	(1,017.5)	-
Inventories, net	(2.2)	-	199.1	-	140.6	22.0	(45.3)	314.2
Other current assets	14.1	-	10.2	-	5.1	1.4	(4.7)	26.1
Total current assets	342.0	54.9	331.9	98.4	864.8	273.8	(1,216.6)	749.2
Property, plant and equipment, net	185.1	-	1,382.7	-	651.7	199.7	(119.8)	2,299.4
Due from affiliates	1,421.9	-	11.1	-	74.1	68.2	(1,575.3)	-
Investment in subsidiaries/affiliates	584.9	267.9	-	-	3,323.3	(254.8)	(3,921.3)	-
Other assets	498.2	0.9	44.4	11.1	337.7	34.7	(129.1)	797.9
Total assets	$ 3,032.1	$ 323.7	$ 1,770.1	$ 109.5	$ 5,251.6	$ 321.6	$(6,962.1)	$ 3,846.5

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1.3	$ 1.2	$ 86.3	$ -	$ 58.0	$ 12.5	$ (9.9)	$ 149.4
Accrued liabilities	112.4	2.0	72.0	8.7	54.0	8.8	(25.4)	232.5
Due to (from) affiliates	(1.7)	19.3	171.2	(0.1)	1,064.0	(24.8)	(1,227.9)	-
Short-term debt and current maturities of long-term debt	3.9	-	13.0	-	-	2.9	(9.5)	10.3
Total current liabilities	115.9	22.5	342.5	8.6	1,176.0	(0.6)	(1,272.7)	392.2
Due to affiliates	149.2	-	120.5	-	790.3	54.3	(1,114.3)	-
Long-term debt, less current maturities	2,017.7	519.3	285.1	-	2.7	0.3	(613.4)	2,211.7
Other noncurrent liabilities	158.6	113.5	117.3	114.3	127.4	75.6	(17.8)	688.9
Stockholders' equity (deficit)	590.7	(331.6)	904.7	(13.4)	3,155.2	192.0	(3,943.9)	553.7
Total liabilities and stockholders' equity	$3,032.1	$ 323.7	$ 1,770.1	$ 109.5	$ 5,251.6	$ 321.6	$(6,962.1)	$ 3,846.5

Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 233.0	$ -	$ 0.9	$ 0.1	$ 7.8	$ 6.9	$ -	$ 248.7
Restricted cash	374.0	-	-	-	-	-	-	374.0
Receivables, net	(0.1)	-	138.9	153.4	105.9	30.1	(210.6)	217.6
Due from affiliates	72.0	54.9	-	0.8	539.2	156.9	(823.8)	-
Inventories, net	(2.2)	-	178.2	-	143.2	21.1	(48.0)	292.3
Other current assets	14.1	-	4.6	-	5.2	2.2	(5.5)	20.6
Total current assets	690.8	54.9	322.6	154.3	801.3	217.2	(1,087.9)	1,153.2

Property, plant and equipment, net	186.1	-	1,377.0	-	668.2	195.6	(118.3)	2,308.6
Due from affiliates	1,416.8	-	11.1	-	227.8	68.5	(1,724.2)	-
Investment in subsidiaries/affiliates	614.5	258.8	-	-	2,795.8	(251.3)	(3,417.8)	-
Other assets	495.5	0.9	44.9	11.1	337.7	34.4	(137.4)	787.1
Total assets	$ 3,403.7	$ 314.6	$ 1,755.6	$ 165.4	$ 4,830.8	$ 264.4	$ (6,485.6)	$ 4,248.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1.4	$ 1.4	$ 101.0	$ -	$ 60.7	$ 21.4	$ (35.6)	$ 150.3
Accrued liabilities	95.5	4.1	84.9	7.8	66.4	13.0	(29.6)	242.1
Due to bondholders	305.4	-	-	-	-	-	-	305.4
Due to (from) affiliates	0.3	17.2	151.2	60.1	867.5	(82.2)	(1,014.1)	-
Short-term debt and current maturities of long-term debt	5.5	-	13.2	-	62.4	3.8	(9.5)	75.4
Total current liabilities	408.1	22.7	350.3	67.9	1,057.0	(44.0)	(1,088.8)	773.2

Due to affiliates	122.8	-	116.1	-	876.8	54.3	(1,170.0)	-
Long-term debt, less current maturities	2,018.2	508.4	280.7	-	5.8	0.2	(597.2)	2,216.1
Other noncurrent liabilities	178.5	114.3	118.8	110.9	131.1	72.9	(16.9)	709.6
Common equity forwards	9.3	-	-	-	-	-	-	9.3
Stockholders' equity (deficit)	666.8	(330.8)	889.7	(13.4)	2,760.1	181.0	(3,612.7)	540.7
Total liabilities and stockholders' equity	$ 3,403.7	$ 314.6	$ 1,755.6	$ 165.4	$ 4,830.8	$ 264.4	$ (6,485.6)	$ 4,248.9

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2002
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (106.6)	$ (10.9)	$ 25.5	$ (0.4)	$ 60.1	$ 4.0	$ 15.3	$ (13.0)
Cash Flows from Investing Activities
Capital expenditures	-	-	(28.2)	-	(3.1)	(1.9)	1.5	(31.7)
Other	-	-	0.1	-	-	-	-	0.1
Net cash used in investing activities	-	-	(28.1)	-	(3.1)	(1.9)	1.5	(31.6)
Net cash provided (used) before financing activities	(106.6)	(10.9)	(2.6)	(0.4)	57.0	2.1	16.8	(44.6)
Cash Flows from Financing Activities
Payments of long-term debt	(0.7)	-	(1.0)	-	(3.1)	-	(0.2)	(4.6)
Proceeds from issuance of long-term debt, net	-	10.9	5.9	-	-	-	(16.8)	-
Changes in short-term debt, net	(1.7)	-	-	-	(62.4)	(0.9)	(0.1)	(65.1)
Restricted cash	374.0	-	-	-	-	-	-	374.0
Payable to bondholders	(294.5)	-	-	-	-	-	-	(294.5)
Purchase of common shares	(79.5)	-	-	-	-	-	-	(79.5)
Issuance of common shares	67.9	-	-	-	-	-	-	67.9
Cash dividends paid	(2.3)	-	-	-	-	-	-	(2.3)
Other	0.1	-	-	-	-	-	(0.1)	-
Net cash provided by (used in) financing activities	63.3	10.9	4.9	-	(65.5)	(0.9)	(16.8)	(4.1)
Net change in cash and cash equivalents	(43.3)	-	2.3	(0.4)	(8.5)	1.2	-	(48.7)
Cash and cash equivalents - beginning of period	233.0	-	0.9	0.1	7.8	6.9	-	248.7
Cash and cash equivalents - end of period	$ 189.7	$ -	$ 3.2	$ (0.3)	$ (0.7)	$ 8.1	$ -	$ 200.0

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2001
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (61.9)	$ (12.7)	$ (83.4)	$ 0.2	$ 14.0	$ 77.8	$ 91.6	$ 25.6
Cash Flows from Investing Activities
Capital expenditures	-	-	(22.4)	-	(13.6)	(3.9)	9.1	(30.8)
Net cash used in investing activities	-	-	(22.4)	-	(13.6)	(3.9)	9.1	(30.8)
Net cash provided (used) before financing activities	(61.9)	(12.7)	(105.8)	0.2	0.4	73.9	100.7	(5.2)
Cash Flows from Financing Activities
Payments of long-term debt	(113.3)	(0.2)	(0.9)	-	(1.8)	(67.2)	0.4	(183.0)
Proceeds from IMC Receivables Corporation	-	-	29.3	-	-	-	(29.3)	-
Proceeds from issuance of long-term debt, net	115.0	12.9	73.4	-	-	-	(75.0)	126.3
Changes in short-term debt, net	0.3	-	-	-	(0.1)	(5.7)	3.2	(2.3)
Cash dividends paid	(8.7)	-	-	-	-	-	-	(8.7)
Other	(1.6)	-	-	-	-	-	-	(1.6)
Net cash provided by (used in) financing activities	(8.3)	12.7	101.8	-	(1.9)	(72.9)	(100.7)	(69.3)
Net change in cash and cash equivalents	(70.2)	-	(4.0)	0.2	(1.5)	1.0	-	(74.5)
Cash and cash equivalents - beginning of period	70.6	-	7.0	0.2	3.0	3.7	-	84.5
Cash and cash equivalents - end of period	$ 0.4	$ -	$ 3.0	$ 0.4	$ 1.5	$ 4.7	$ -	$ 10.0

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2002 vs. three months ended March 31, 2001

Overview
Net sales for the first quarter of 2002 were $497.9 million and gross margins were $68.7 million. Net earnings in the current year were $4.8 million, or $0.04 per share. Net sales for the first quarter of 2001 were $520.1 million and gross margins were $69.1 million, excluding special charges of $2.4 million related to a write-off of certain deferred costs. Net earnings for the first quarter of 2001 were $14.7 million, or $0.13 per share, excluding special charges of $3.6 million, after tax and minority interest, or $0.03 per share, related to the write-off of certain deferred costs and expenses associated with an organizational realignment (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Net sales for the first quarter of 2002 decreased four percent from the prior year period while gross margins, excluding special charges in 2001, decreased one percent. This decrease in sales and margins was the result of lower potash sales volumes and prices, lower concentrated phosphate sales prices and lower feed ingredients sales volumes and prices, partially offset by higher concentrated phosphate sales volumes. Margins were also favorably impacted by lower raw material prices and lower idle plant costs.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

IMC PhosFeed's net sales for the first quarter of 2002 declined three percent to $312.7 million compared to $321.3 million for the same period last year largely as a result of lower concentrated phosphate sales prices and lower feed ingredients sales volumes and prices, partially offset by higher concentrated phosphate sales volumes. Average diammonium phosphate (DAP) prices decreased four percent to $134 per short ton in the first quarter of 2002 from $139 per short ton in the first quarter of 2001. Unfavorable feed ingredients sales prices and volumes unfavorably impacted net sales by $6.3 million. Higher shipments of concentrated phosphates, primarily DAP, favorably impacted net sales by $11.6 million.

Gross margins increased to $18.0 million for the first quarter of 2002 compared to $12.0 million, excluding special charges of $2.4 million related to a write-off of certain deferred costs, for the first quarter of last year. This increase was mainly the result of lower ammonia and sulphur costs and reduced idle plant costs, partially offset by the impact of unfavorable phosphate rock operations, lower sales prices and reduced feed volumes.

IMC Potash

IMC Potash's net sales for the first quarter of 2002 decreased eight percent to $205.2 million compared to $223.4 million for the same period last year. Gross margins decreased 13 percent to $54.6 million for the first quarter of 2002 from $62.6 million for the same period in 2001. This decrease in net sales and gross margins was primarily the result of lower sales prices and volumes.

Key statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended March 31:

	2002	2001
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,498	1,394
Potash	2,006	2,111
Average price per ton[b]:
DAP	$134	$139
Potash	$75	$78

a  Sales volumes include tons sold captively. IMC Phosphates' volumes represent dry product tons, primarily DAP.

b  Average prices represent sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first quarter of 2002 decreased $3.5 million to $19.4 million from $22.9 million in the prior year period. This decrease was primarily a result of reduced corporate spending.

Restructuring charges

See Note 2 of Notes to Condensed Consolidated Financial Statements.

Interest expense

Interest expense for the first quarter of 2002 increased $14.7 million to $44.3 million from $29.6 million for the first quarter of 2001. This increase was due to the higher debt level and higher interest rates that resulted from the Company's debt refinancing activities in May and November 2001.

Other (income) expense, net

Other (income) expense, net for the first quarter of 2002 changed $2.9 million to $2.1 million of expense from $0.8 million of income for the same period in 2001. This change was mainly caused by the unfavorable impact of foreign exchange rates, the absence of a favorable settlement of natural gas contracts in the prior year and higher debt fee amortization.

Minority interest

Minority interest benefit decreased $3.4 million from the same period last year. This decrease in minority interest benefit was primarily the result of net earnings realized by IMC Phosphates Company, a 78.9 percent owned subsidiary of the Company, as compared to a net loss in the prior year period.

Income taxes

A decrease in the effective tax rate primarily resulted from efficiencies gained in connection with a reorganization of the legal entity structure of certain subsidiaries of the Company.

Capital Resources and Liquidity

The Company's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures, expansion efforts and strategic acquisitions in the future, if any, will depend on the Company's ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company's control. The Company believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet the Company's operating expenses and capital expenditures and to service its debt requirements and other contractual obligations as they become due. However, the Company cannot assure that its business will generate sufficient cash flow from operations in the future, that its currently anticipated growth in net sales and cash flow will be realized on schedule or that future borrowings or anticipated proceeds from planned divestitures, which are dependent on purchaser financing, will be available when needed or in an amount sufficient to enable the Company to repay indebtedness, or to fund other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. The Company cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

The Company's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test. In addition, the credit facilities contain certain covenants and customary events of default. The Company's access to funds is dependent upon its product prices and market conditions. If product prices and other market conditions were to return to the low levels of 2001, there is no assurance that the Company will be able to comply with applicable financial covenants. The Company cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized on schedule; or that future borrowings will be available when needed or in an amount sufficient to enable the Company to repay indebtedness or to fund other liquidity needs. The Company may need to refinance all or a portion of its indebtedness on or before maturity. The Company cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

There can be no assurance that the Company will be able to obtain any necessary waivers or amendments from the requisite lenders. Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements. Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt. In addition, lenders may be able to terminate any commitments they had made to supply the Company with further funds (including periodic rollovers of existing borrowings).

Operating activities used $13.0 million of cash for the first three months of 2002 compared to generating $25.6 million for the same period in 2001. The decrease of $38.6 million was primarily driven by an increase in cash invested in working capital and a decrease in cash generated by discontinued operations because of the divestiture of certain businesses in 2001.

Net cash used in investing activities for the first three months of 2002 of $31.6 million increased $0.8 million from $30.8 million for the first three months of 2001. Capital expenditures for the first three months of 2002 increased $0.9 million to $31.7 million from $30.8 million in the prior year. The Company estimates that its capital expenditures from continuing operations for 2002 will approximate $140.0 million, $120.0 million after minority interest, and will be financed primarily from operations and borrowings.

Cash used in financing activities for the first three months of 2002 of $4.1 million decreased $65.2 million from $69.3 million for the first three months of 2001. This decrease was primarily a result of a reduction in net debt payments which occurred because of the use of restricted cash to complete the tender offer for the 7.40 percent notes due 2002 and the repurchase of the Argus sale/leaseback arrangement. The Company also generated proceeds of $67.9 million by issuing 5.4 million shares of common stock. The proceeds from this issuance, together with $12.2 million of cash on hand, were used to terminate the Company's forward share repurchase agreement.

_____________________________________________

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize foreign currency risks and the effects of changing natural gas prices, but not for trading purposes. As of March 31, 2002, none of the Company's exposure to the risk factors discussed above was significant nor had it materially changed from December 31, 2001.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.1

In August 2001, plaintiffs served International Minerals and Chemical Corporation (IMCC), predecessor to the Company, in eleven lawsuits in the Circuit Court for Polk County, Florida. Similar to actions that were filed and dismissed in 1998, these suits allege that, when mining phosphate, IMCC and other named defendants brought uranium and other naturally occurring radioactive materials to the ground surface then failed to return those materials below ground during reclamation. One action has recently been dismissed and the other cases are anticipated to be similarly dismissed or withdrawn.

For information on other legal and environmental proceedings, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Reports on Form 8-K.
None.

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: /s/ Robert M. Qualls Robert M. Qualls Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date:  May 14, 2002