Form 10-Q
period 2002-06-30
IMC GLOBAL INC
filed 2002-08-13
CIK 820626

*********************************************

 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Yes Ö   . No____.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,978,013 shares, excluding 15,607,288 treasury shares as of August 5, 2002.

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Net sales	$ 588.3	$ 506.9	$ 1,086.2	$ 1,027.0
Cost of goods sold	511.9	446.3	941.1	899.7
Gross margins	76.4	60.6	145.1	127.3

Selling, general and administrative expenses	19.0	19.6	38.4	42.5
Restructuring charges	-	-	-	4.6
Operating earnings	57.4	41.0	106.7	80.2

Interest expense	43.2	36.0	87.5	65.6
Other expense, net	9.6	7.6	11.7	6.8
Earnings (loss) before minority interest	4.6	(2.6)	7.5	7.8
Minority interest	(5.3)	(9.4)	(9.5)	(17.0)
Earnings before taxes	9.9	6.8	17.0	24.8
Provision for income taxes	3.2	2.6	5.5	9.5
Earnings from continuing operations	6.7	4.2	11.5	15.3
Loss from discontinued operations	(54.1)	-	(54.1)	-
Earnings (loss) before extraordinary item and cumulative effect of a change in accounting principle	(47.4)	4.2	(42.6)	15.3
Extraordinary charge - debt retirement	-	(3.9)	-	(3.9)
Cumulative effect of a change in accounting principle	-	(24.5)	-	(24.5)
Net loss	$ (47.4)	$ (24.2)	$ (42.6)	$ (13.1)

Basic and diluted earnings (loss) per share:
Earnings from continuing operations	$ 0.06	$ 0.04	$ 0.10	$ 0.13
Loss from discontinued operations	(0.47)	-	(0.47)	-
Extraordinary charge - debt retirement	-	(0.03)	-	(0.03)
Cumulative effect of a change in accounting principle	-	(0.21)	-	(0.21)
Net loss per share	$ (0.41)	$ (0.20)	$ (0.37)	$ (0.11)

Dividends declared per share of common stock	$ 0.02	$ 0.02	$ 0.04	$ 0.04

Basic weighted average number of shares outstanding	114.6	114.5	114.6	114.5

Diluted weighted average number of shares outstanding	115.4	116.3	115.6	115.5

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	(Unaudited) June 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 216.5	$ 248.7
Restricted cash	-	374.0
Receivables, net	196.2	217.6
Inventories, net	292.5	292.3
Deferred income taxes	14.1	14.1
Other current assets	21.4	6.5
Total current assets	740.7	1,153.2

Property, plant and equipment, net	2,310.3	2,308.6
Goodwill, net	319.0	319.0
Other assets	434.3	468.1

Total assets	$ 3,804.3	$ 4,248.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 146.3	$ 150.3
Accrued liabilities	240.5	242.1
Due to bondholders	-	305.4
Short-term debt and current maturities of long-term debt	8.6	75.4
Total current liabilities	395.4	773.2

Long-term debt, less current maturities	2,249.5	2,216.1
Deferred income taxes	107.4	176.3
Other noncurrent liabilities	515.0	533.3
Common equity forwards	-	9.3
Stockholders' equity:
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,585,301 and 125,185,301 shares as of June 30 and December 31, respectively	130.6	125.2
Capital in excess of par value	1,743.5	1,680.9
Accumulated deficit	(912.4)	(865.3)
Accumulated other comprehensive loss	(72.6)	(117.1)
Treasury stock, at cost, 15,582,438 and 10,159,607 shares as of June 30 and December 31, respectively	(352.1)	(283.0)
Total stockholders' equity	537.0	540.7

Total liabilities and stockholders' equity	$ 3,804.3	$ 4,248.9

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30,
	2002	2001
Cash Flows from Operating Activities
Net loss	$ (42.6)	$ (13.1)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	86.7	85.9
Minority interest	(9.5)	(17.0)
Deferred income taxes	(57.8)	25.8
Cumulative effect of a change in accounting - common equity forwards	-	24.5
Other charges and credits, net	(20.4)	(46.4)
Changes in:
Receivables	21.6	(127.7)
Note receivable from affiliate	-	47.5
Inventories	(0.2)	(44.8)
Other current assets	(3.1)	(3.2)
Accounts payable	(3.9)	(39.9)
Accrued liabilities	(18.7)	(31.0)
Adjustments from discontinued operations	59.3	65.1
Net cash provided by (used in) operating activities	11.4	(74.3)

Cash Flows from Investing Activities
Capital expenditures	(65.5)	(59.0)
Investment in joint venture	(10.0)	-
Other	0.2	1.0
Net cash used in investing activities	(75.3)	(58.0)
Net cash used before financing activities	(63.9)	(132.3)

Cash Flows from Financing Activities
Payments of long-term debt	(27.1)	(792.2)
Proceeds from issuance of long-term debt	60.0	1,178.6
Changes in short-term debt, net	(66.8)	(204.3)
Restricted cash	374.0	-
Payable to bondholders	(294.5)	-
Purchase of common shares	(79.5)	-
Issuance of common shares	67.9	-
Cash dividends paid	(2.3)	(10.9)
Other	-	(29.9)
Net cash provided by financing activities	31.7	141.3

Net change in cash and cash equivalents	(32.2)	9.0
Cash and cash equivalents - beginning of period	248.7	84.5
Cash and cash equivalents - end of period	$ 216.5	$ 93.5

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(Unaudited)

1.   ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized but will be subject to annual impairment tests in accordance with SFAS No. 142. The Company has completed its initial impairment test as of January 1, 2002 as prescribed by SFAS No. 142, which indicated that no impairment of goodwill existed as of that date. There were no changes in the $319.0 million carrying amount of goodwill as of June 30, 2002.

The following is a reconciliation of prior year net earnings and basic and diluted earnings per share between the amounts previously reported by the Company and the adjusted amounts that would have been reported if SFAS No. 142 had been applied in the prior year.

	Three months ended June 30, 2001	Six months ended June 30, 2001	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999
Earnings (loss) before extraordinary item and cumulative effect of a change in accounting principle:
Reported earnings (loss) before extraordinary item and cumulative effect of a change in accounting principle	$ 4.2	$ 15.3	$ (27.9)	$ (345.0)	$ (766.3)
Goodwill amortization	2.6	5.1	10.2	16.8	28.8
Adjusted earnings (loss) before extraordinary item and cumulative effect of a change in accounting principle	$ 6.8	$ 20.4	$ (17.7)	$ (328.2)	$ (737.5)
Net loss:
Reported net loss	$ (24.2)	$ (13.1)	$ (66.5)	$ (345.0)	$ (773.3)
Goodwill amortization	2.6	5.1	10.2	16.8	28.8
Adjusted net loss	$ (21.6)	$ (8.0)	$ (56.3)	$ (328.2)	$ (744.5)
Basic and diluted earnings (loss) per share:
Reported earnings (loss) per share before extraordinary item and cumulative effect of a change in accounting principle	$ 0.04	$ 0.13	$ (0.24)	$ (3.00)	$ (6.68)
Goodwill amortization per share	0.02	0.04	0.09	0.15	0.26
Adjusted earnings (loss) per share	$ 0.06	$ 0.17	$ (0.15)	$ (2.85)	$ (6.42)

Reported loss per share	$ (0.20)	$ (0.11)	$ (0.57)	$ (3.00)	$ (6.75)
Goodwill amortization per share	0.02	0.04	0.09	0.15	0.26
Adjusted loss per share	$ (0.18)	$ (0.07)	$ (0.48)	$ (2.85)	$ (6.49)

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

Activity related to accruals for restructuring activity during the period January 1, 2002 to June 30, 2002 was as follows:

	Accrual as of January 1, 2002	Cash Paid	Accrual as of June 30, 2002
Non-employee exit costs:
Demolition and closure costs	$ 31.7	$ (2.8)	$ 28.9
Other	1.4	(0.3)	1.1
Employee headcount reductions:
Severance benefits	3.5	(0.6)	2.9
Total	$ 36.6	$ (3.7)	$ 32.9

The timing and costs of the restructuring activity are generally on schedule with the time and dollar estimates disclosed in the Company's 2001 Annual Report on Form 10-K.

3.   DISCONTINUED OPERATIONS

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 provides that long-lived assets classified as held for disposal as a result of disposal activities initiated prior to its adoption, shall continue to be accounted for in accordance with the prior pronouncement applicable for that disposal until the end of the fiscal year in which SFAS No. 144 is adopted. As of January 1, 2002, the remaining portion of the IMC Chemicals business unit (Chemicals) is classified as a discontinued operation. In accordance with SFAS No. 144, the accounting for Chemicals for 2002 will continue to follow the guidance of Accounting Principles Board Opinion No. 30.

In December 1999, the Company received approval from the Board of Directors for a plan to sell the entire Chemicals business unit. On November 5, 2001, the Company sold Penrice Soda Products Pty. Ltd., an Australian unit of Chemicals. The Company is actively pursuing sales transactions for the remaining parts of Chemicals and targets completion of all or a substantial portion of the remaining parts by December 31, 2002. The Company reviewed the forecasted operating results through that date as well as estimates of sales proceeds and has increased the previously recorded estimated loss on disposal by $74.8 million, or $46.3 million after tax, in the second quarter of 2002. The discontinued operations of Chemicals resulted in pre-tax losses of $8.6 million, $7.8 million after tax, for the six months ended June 30, 2002.

For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated losses on disposal, have been classified in Other assets as net assets of discontinued operations held for sale. See the table below for the detail and classification of assets and liabilities.

	June 30, 2002	December 31, 2001
Assets:
Receivables, net	$ 52.0	$ 46.4
Inventories, net	40.5	43.2
Other current assets	7.6	8.4
Property, plant and equipment, net	53.7	119.2
Other assets	5.2	6.2
Total assets	159.0	223.4
Liabilities:
Accounts payable	28.2	32.8
Accrued liabilities	26.7	29.3
Other noncurrent liabilities	18.6	16.9
Total liabilities	73.5	79.0
Net assets of discontinued operations held for sale	$ 85.5	$ 144.4

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

4.   INVENTORIES

	June 30, 2002	December 31, 2001
Products (principally finished)	$ 229.0	$ 232.0
Operating materials and supplies	68.4	65.3
	297.4	297.3
Less: Allowances	4.9	5.0
Inventories, net	$ 292.5	$ 292.3

5.   FINANCING ARRANGEMENTS

During the first quarter of 2002, the Company terminated its Argus sale/leaseback arrangement of the Company's discontinued Chemicals' business and acquired the lessors' interests therein for an aggregate cash payment of $68.3 million. The Company also completed the tender for $294.5 million principal amount of its 7.40 percent senior notes due November 2002 for an aggregate cash payment of $306.7 million. The Company also issued 5.4 million shares of common stock for net cash proceeds of $67.9 million. The proceeds of the common stock offering, together with $12.2 million of cash on hand, were used to acquire 5.4 million shares of stock pursuant to the Company's previous forward share repurchase agreement. This transaction resulted in the termination of the forward share repurchase agreement.

In 2001, the Company entered into a new $500.0 million senior secured credit facility (New Credit Facility) pursuant to a credit agreement, dated as of May 17, 2001. The New Credit Facility consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and of a term loan facility (Term Loan Facility) of $290.0 million. As of June 30, 2002, the Company had a total of $45.0 million drawn under the Revolving Credit Facility, outstanding letters of credit totaling $38.2 million and $262.5 outstanding under the Term Loan Facility. The net available additional borrowings under the New Credit Facility as of June 30, 2002, was approximately $126.8 million. The New Credit Facility contains certain covenants that limit matters customarily restricted by such agreements, including the payment of dividends. As of June 30, 2002, under the most restrictive covenant limiting the payment of dividends, the Company had $8.8 million available for the payment of cash dividends with respect to its common stock. The amount available for payment of dividends under this covenant is increased by 25% of cumulative Consolidated Net Income (as defined) for each fiscal year ended on or after December 31, 2002.

From July 1, 2002 through August 9, 2002 the Company repurchased $65.5 million principal amount of its 6.50 percent senior notes due August 2003 through open market purchases at various prices. Aggregate cash payments totaled $65.7 million. These repurchases were funded from a portion of the proceeds of the sale of IMC's Salt business that had been placed into escrow for such purpose.

6.   OPERATING SEGMENTSa

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended June 30, 2002
Net sales from external customers	$ 341.5	$ 246.8	$ -	$ 588.3
Intersegment net sales	20.1	2.6	-	22.7
Gross margins	14.5	66.0	(4.1)	76.4
Operating earnings (loss)	3.0	58.8	(4.4)	57.4
Six months ended June 30, 2002
Net sales from external customers	$ 636.9	$ 449.3	$ -	$ 1,086.2
Intersegment net sales	37.4	5.3	-	42.7
Gross margins	32.5	120.6	(8.0)	145.1
Operating earnings (loss)	10.1	107.0	(10.4)	106.7
Three months ended June 30, 2001
Net sales from external customers	$ 271.9	$ 235.0	$ -	$ 506.9
Intersegment net sales	19.3	5.2	-	24.5
Gross margins	0.6	65.2	(5.2)	60.6
Operating earnings (loss)	(10.1)	58.5	(7.4)	41.0
Six months ended June 30, 2001
Net sales from external customers	$ 575.3	$ 451.7	$ -	$ 1,027.0
Intersegment net sales	37.2	11.9	-	49.1
Gross margins[b]	10.2	127.8	(10.7)	127.3
Operating earnings (loss)[c]	(14.1)	112.9	(18.6)	80.2

a The operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 3). Certain amounts in the prior year have been reclassified to conform with the current year presentation.

b Gross margins for IMC PhosFeed include special charges of $2.4 million related to the write-off of certain deferred costs.

c Operating earnings (loss) include special charges of $5.2 million, $0.8 million and $1.0 million for IMC PhosFeed, IMC Potash and Other, respectively, related to the Reorganization Plan (Note 2) and the write-off of certain deferred costs.

7.   COMPREHENSIVE INCOME (LOSS)

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Comprehensive income (loss):
Net loss	$ (47.4)	$ (24.2)	$ (42.6)	$ (13.1)
Net unrealized gain (loss) on derivative instruments	7.3	(19.3)	22.2	(32.6)
Foreign currency translation adjustment	25.2	21.0	22.3	(7.2)
Total comprehensive income (loss) for the period	$ (14.9)	$ (22.5)	$ 1.9	$ (52.9)

8.   EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (EPS) is net earnings. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator for the basic and diluted earnings per share computations:

	Three months ended June 30		Six months ended June 30
	2002	2001	2002	2001
Basic EPS shares	114.6	114.5	114.6	114.5
Effect of dilutive securities	0.8	1.8	1.0	1.0
Diluted EPS shares	115.4	116.3	115.6	115.5

Options to purchase approximately 9.5 million and 12.5 million shares of common stock as of June 30, 2002 and 2001, respectively, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

9.   SULPHUR JOINT VENTURE

In June 2002, IMC Phosphates Company (IMC Phosphates), a subsidiary of the Company, completed the acquisition of the sulphur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) through Gulf Sulphur Services Ltd., LLP (Gulf Services), a 50-50 joint venture with Savage Industries Inc. (Savage). The joint venture financed the acquisition through $10.0 million equity contributions from both IMC Phosphates and Savage as well as a $34.0 million bank loan to Gulf Services that is non-recourse to the Company, IMC Phosphates and Savage. Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, IMC Phosphates negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers. The Company also reached a concurrent agreement with FMS and McMoRan Exploration Co. with respect to certain other transactions, including settlement of outstanding legal disputes resulting in a $3.7 million change in reserves that reduced Selling, general and administrative expense on the Condensed Consolidated Statement of Operations. At the closing, FMS received cash of $58.0 million, predominantly for the acquisition of the Freeport sulphur assets.

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

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2002
Net sales	$ -	$ -	$ 336.6	$ 281.7	$ 78.2	$ (108.2)	$ 588.3
Cost of goods sold	1.1	-	321.9	240.7	58.0	(109.8)	511.9
Gross margins	(1.1)	-	14.7	41.0	20.2	1.6	76.4
Selling, general and administrative expenses	(3.0)	2.6	11.5	11.0	0.5	(3.6)	19.0
Operating earnings (loss)	1.9	(2.6)	3.2	30.0	19.7	5.2	57.4
Equity in earnings of subsidiaries/affiliates	18.2	2.1	-	11.3	-	(31.6)	-
Interest expense	30.5	7.8	4.7	3.3	(0.4)	(2.7)	43.2
Other expense, net	1.6	-	0.7	2.8	3.5	1.0	9.6
Minority interest	(5.4)	-	-	0.1	-	-	(5.3)
Earnings (loss) from continuing operations before income taxes	(6.6)	(8.3)	(2.2)	35.1	16.6	(24.7)	9.9
Provision (benefit) for income taxes	(2.1)	-	-	11.2	5.3	(11.2)	3.2
Earnings (loss) from continuing operations	(4.5)	(8.3)	(2.2)	23.9	11.3	(13.5)	6.7
Loss from discontinued operations	(42.9)	-	-	-	-	(11.2)	(54.1)
Net earnings (loss)	$ (47.4)	$ (8.3)	$ (2.2)	$ 23.9	$ 11.3	$ (24.7)	$ (47.4)

Condensed Consolidating Statement of Operations
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2001
Net sales	$ 0.2	$ -	$ 273.2	$ 287.1	$ 121.7	$ (175.3)	$ 506.9
Cost of goods sold	3.4	-	272.6	228.3	91.1	(149.1)	446.3
Gross margins	(3.2)	-	0.6	58.8	30.6	(26.2)	60.6
Selling, general and administrative expenses	(0.8)	2.7	10.6	15.2	6.0	(14.1)	19.6
Operating earnings (loss)	(2.4)	(2.7)	(10.0)	43.6	24.6	(12.1)	41.0
Equity in earnings (loss) of subsidiaries/affiliates	27.9	(4.7)	-	13.1	-	(36.3)	-
Interest expense	27.2	8.7	5.0	7.4	2.5	(14.8)	36.0
Other expense, net	0.8	-	3.2	4.5	1.6	(2.5)	7.6
Minority interest	(9.4)	-	-	0.1	-	(0.1)	(9.4)
Earnings (loss) before income taxes	6.9	(16.1)	(18.2)	44.7	20.5	(31.0)	6.8
Provision for income taxes	2.7	-	-	17.1	7.8	(25.0)	2.6
Earnings (loss) before extraordinary item and cumulative effect of a change in accounting principle	4.2	(16.1)	(18.2)	27.6	12.7	(6.0)	4.2
Extraordinary loss - debt retirement	(3.9)	-	-	-	-	-	(3.9)
Cumulative effect of a change in accounting principle	(24.5)	-	-	-	-	-	(24.5)
Net earnings (loss)	$ (24.2)	$ (16.1)	$ (18.2)	$ 27.6	$ 12.7	$ (6.0)	$ (24.2)

Condensed Consolidating Statement of Operations
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2002
Net sales	$ -	$ -	$ 632.0	$ 549.0	$ 126.3	$ (221.1)	$ 1,086.2
Cost of goods sold	2.2	-	598.1	475.9	92.3	(227.4)	941.1
Gross margins	(2.2)	-	33.9	73.1	34.0	6.3	145.1
Selling, general and administrative expenses	(3.0)	5.0	22.3	18.7	2.5	(7.1)	38.4
Operating earnings (loss)	0.8	(5.0)	11.6	54.4	31.5	13.4	106.7
Equity in earnings of subsidiaries/affiliates	58.2	6.2	-	20.7	-	(85.1)	-
Interest expense	64.4	15.3	8.9	7.0	(1.2)	(6.9)	87.5
Other expense, net	3.7	-	1.8	6.8	2.3	(2.9)	11.7
Minority interest	(9.6)	-	-	0.1	-	-	(9.5)
Earnings (loss) from continuing operations before income taxes	0.5	(14.1)	0.9	61.2	30.4	(61.9)	17.0
Provision for income taxes	0.2	-	-	19.6	9.7	(24.0)	5.5
Earnings (loss) from continuing operations	0.3	(14.1)	0.9	41.6	20.7	(37.9)	11.5
Loss from discontinued operations	(42.9)	-	-	-	-	(11.2)	(54.1)
Net earnings (loss)	$ (42.6)	$ (14.1)	$ 0.9	$ 41.6	$ 20.7	$ (49.1)	$ (42.6)

Condensed Consolidating Statement of Operations
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2001
Net sales	$ 0.7	$ -	$ 572.5	$ 712.8	$ 274.3	$ (533.3)	$ 1,027.0
Cost of goods sold	6.2	-	561.5	580.3	202.3	(450.6)	899.7
Gross margins	(5.5)	-	11.0	132.5	72.0	(82.7)	127.3
Selling, general and administrative expenses	(0.5)	5.5	21.4	31.8	12.1	(27.8)	42.5
Restructuring activity	-	-	2.8	1.7	0.1	-	4.6
Operating earnings (loss)	(5.0)	(5.5)	(13.2)	99.0	59.8	(54.9)	80.2
Equity in earnings (loss) of subsidiaries/affiliates	65.5	(5.5)	-	37.8	-	(97.8)	-
Interest expense	47.9	17.8	8.3	15.7	4.2	(28.3)	65.6
Other (income) expense, net	4.7	-	5.6	2.3	(6.4)	0.6	6.8
Minority interest	(17.0)	-	-	0.1	-	(0.1)	(17.0)
Earnings (loss) before income taxes	24.9	(28.8)	(27.1)	118.7	62.0	(124.9)	24.8
Provision for income taxes	9.6	-	-	45.5	23.7	(69.3)	9.5
Earnings (loss) before extraordinary item and cumulative effect of a change in accounting principle	15.3	(28.8)	(27.1)	73.2	38.3	(55.6)	15.3
Extraordinary loss - debt retirement	(3.9)	-	-	-	-	-	(3.9)
Cumulative effect of a change in accounting principle	(24.5)	-	-	-	-	-	(24.5)
Net earnings (loss)	$ (13.1)	$ (28.8)	$ (27.1)	$ 73.2	$ 38.3	$ (55.6)	$ (13.1)

Condensed Consolidating Balance Sheet
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$ 199.6	$ -	$ 0.8	$ (0.3)	$ 4.6	$ 11.8	$ -	$ 216.5
Receivables, net	(0.2)	-	116.1	103.1	108.3	25.4	(156.5)	196.2
Due from affiliates	138.3	54.9	-	0.7	694.0	148.3	(1,036.2)	-
Inventories, net	(2.2)	-	194.9	-	129.7	14.4	(44.3)	292.5
Other current assets	14.1	-	8.4	-	12.4	5.6	(5.0)	35.5
Total current assets	349.6	54.9	320.2	103.5	949.0	205.5	(1,242.0)	740.7
Property, plant and equipment, net	184.0	-	1,382.7	-	656.6	140.3	(53.3)	2,310.3
Due from affiliates	771.2	-	11.1	-	75.3	71.8	(929.4)	-
Investment in subsidiaries/affiliates	1,221.3	269.5	-	-	3,766.9	(188.3)	(5,069.4)	-
Other assets	502.2	0.8	56.6	11.1	340.5	36.3	(194.2)	753.3
Total assets	$ 3,028.3	$ 325.2	$ 1,770.6	$ 114.6	$ 5,788.3	$ 265.6	$(7,488.3)	$ 3,804.3
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 0.1	$ 1.3	$ 139.0	$ -	$ 59.3	$ 16.8	$ (70.2)	$ 146.3
Accrued liabilities	115.1	5.5	69.1	11.6	55.1	9.8	(25.7)	240.5
Due to (from) affiliates	(15.2)	21.9	117.4	(0.1)	1,092.1	(50.0)	(1,166.1)	-
Short-term debt and current maturities of long-term debt	3.9	-	12.7	-	-	1.5	(9.5)	8.6
Total current liabilities	103.9	28.7	338.2	11.5	1,206.5	(21.9)	(1,271.5)	395.4
Due to affiliates	235.1	-	122.7	-	89.4	51.9	(499.1)	-
Long-term debt, less current maturities	2,058.9	524.7	292.7	-	-	0.3	(627.1)	2,249.5
Other noncurrent liabilities	93.0	112.2	115.5	116.5	126.3	74.9	(16.0)	622.4
Stockholders' equity (deficit)	537.4	(340.4)	901.5	(13.4)	4,366.1	160.4	(5,074.6)	537.0
Total liabilities and stockholders' equity	$ 3,028.3	$ 325.2	$ 1,770.6	$ 114.6	$ 5,788.3	$ 265.6	$(7,488.3)	$ 3,804.3

 Condensed Consolidating Balance Sheet
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 233.0	$ -	$ 0.9	$ 0.1	$ 7.8	$ 6.9	$ -	$ 248.7
Restricted cash	374.0	-	-	-	-	-	-	374.0
Receivables, net	(0.1)	-	138.9	153.4	105.9	30.1	(210.6)	217.6
Due from affiliates	72.0	54.9	-	0.8	539.2	156.9	(823.8)	-
Inventories, net	(2.2)	-	178.2	-	143.2	21.1	(48.0)	292.3
Other current assets	14.1	-	4.6	-	5.2	2.2	(5.5)	20.6
Total current assets	690.8	54.9	322.6	154.3	801.3	217.2	(1,087.9)	1,153.2

Property, plant and equipment, net	186.1	-	1,377.0	-	668.2	195.6	(118.3)	2,308.6
Due from affiliates	1,416.8	-	11.1	-	227.8	68.5	(1,724.2)	-
Investment in subsidiaries/affiliates	614.5	258.8	-	-	2,795.8	(251.3)	(3,417.8)	-
Other assets	495.5	0.9	44.9	11.1	337.7	34.4	(137.4)	787.1
Total assets	$ 3,403.7	$ 314.6	$ 1,755.6	$ 165.4	$ 4,830.8	$ 264.4	$ (6,485.6)	$ 4,248.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1.4	$ 1.4	$ 101.0	$ -	$ 60.7	$ 21.4	$ (35.6)	$ 150.3
Accrued liabilities	95.5	4.1	84.9	7.8	66.4	13.0	(29.6)	242.1
Due to bondholders	305.4	-	-	-	-	-	-	305.4
Due to (from) affiliates	0.3	17.2	151.2	60.1	867.5	(82.2)	(1,014.1)	-
Short-term debt and current maturities of long-term debt	5.5	-	13.2	-	62.4	3.8	(9.5)	75.4
Total current liabilities	408.1	22.7	350.3	67.9	1,057.0	(44.0)	(1,088.8)	773.2

Due to affiliates	122.8	-	116.1	-	876.8	54.3	(1,170.0)	-
Long-term debt, less current maturities	2,018.2	508.4	280.7	-	5.8	0.2	(597.2)	2,216.1
Other noncurrent liabilities	178.5	114.3	118.8	110.9	131.1	72.9	(16.9)	709.6
Common equity forwards	9.3	-	-	-	-	-	-	9.3
Stockholders' equity (deficit)	666.8	(330.8)	889.7	(13.4)	2,760.1	181.0	(3,612.7)	540.7
Total liabilities and stockholders' equity	$ 3,403.7	$ 314.6	$ 1,755.6	$ 165.4	$ 4,830.8	$ 264.4	$ (6,485.6)	$ 4,248.9

Condensed Consolidating Statement of Cash Flows
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2002
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (137.5)	$ (16.3)	$ 47.7	$ (0.4)	$ 80.3	$ 12.5	$ 25.1	$ 11.4
Cash Flows from Investing Activities
Capital expenditures	-	-	(51.0)	-	(15.4)	(5.3)	6.2	(65.5)
Investment in joint venture	-	-	(10.0)	-	-	-	-	(10.0)
Other	-	-	0.1	-	0.1	-	-	0.2
Net cash used in investing activities	-	-	(60.9)	-	(15.3)	(5.3)	6.2	(75.3)
Net cash provided (used) before financing activities	(137.5)	(16.3)	(13.2)	(0.4)	65.0	7.2	31.3	(63.9)
Cash Flows from Financing Activities
Payments of long-term debt	(19.8)	-	(6.7)	-	(5.8)	-	5.2	(27.1)
Proceeds from issuance of long-term debt	60.0	16.3	19.8	-	-	-	(36.1)	60.0
Changes in short-term debt, net	(1.7)	-	-	-	(62.4)	(2.3)	(0.4)	(66.8)
Restricted cash	374.0	-	-	-	-	-	-	374.0
Payable to bondholders	(294.5)	-	-	-	-	-	-	(294.5)
Purchase of common shares	(79.5)	-	-	-	-	-	-	(79.5)
Issuance of common shares	67.9	-	-	-	-	-	-	67.9
Cash dividends paid	(2.3)	-	-	-	-	-	-	(2.3)
Net cash provided by (used in) financing activities	104.1	16.3	13.1	-	(68.2)	(2.3)	(31.3)	31.7

Net change in cash and cash equivalents	(33.4)	-	(0.1)	(0.4)	(3.2)	4.9	-	(32.2)
Cash and cash equivalents - beginning of period	233.0	-	0.9	0.1	7.8	6.9	-	248.7
Cash and cash equivalents - end of period	$ 199.6	$ -	$ 0.8	$ (0.3)	$ 4.6	$ 11.8	$ -	$ 216.5

Condensed Consolidating Statement of Cash Flows
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2001
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (244.0)	$ (19.6)	$ (186.3)	$ 49.6	$ 102.2	$ 223.8	$ (74.3)

Cash Flows from Investing Activities
Capital expenditures	-	-	(42.0)	(24.3)	(9.1)	16.4	(59.0)
Proceeds from sale of property, plant and equipment	-	-	1.0	-	-	-	1.0
Net cash used in investing activities	-	-	(41.0)	(24.3)	(9.1)	16.4	(58.0)
Net cash provided (used) before financing activities	(244.0)	(19.6)	(227.3)	25.3	93.1	240.2	(132.3)

Cash Flows from Financing Activities
Payments of long-term debt	(674.3)	(0.2)	(5.2)	(49.9)	(68.0)	5.4	(792.2)
Proceeds from issuance of long-term debt	1,178.5	19.8	225.8	-	0.1	(245.6)	1,178.6
Changes in short-term debt, net	(198.1)	-	-	(0.3)	(5.9)	-	(204.3)
Cash dividends paid	(10.9)	-	-	-	-	-	(10.9)
Other	(29.9)	-	-	-	-	-	(29.9)
Net cash provided by (used in) financing activities	265.3	19.6	220.6	(50.2)	(73.8)	(240.2)	141.3

Net change in cash and cash equivalents	21.3	-	(6.7)	(24.9)	19.3	-	9.0
Cash and cash equivalents - beginning of period	70.6	-	7.0	3.0	3.9	-	84.5
Cash and cash equivalents - end of period	$ 91.9	$ -	$ 0.3	$ (21.9)	$ 23.2	$ -	$ 93.5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended June 30, 2002 vs. three months ended June 30, 2001

Overview
Net sales for the second quarter of 2002 were $588.3 million and gross margins were $76.4 million. Earnings from continuing operations in the current quarter were $6.7 million, or $0.06 per share. Including a loss from discontinued operations of $54.1 million, or $0.47 per share (see Note 3 of Notes to Condensed Consolidated Financial Statements), the net loss for the quarter was $47.4 million, or $0.41 per share. Net sales for the second quarter of 2001 were $506.9 million and gross margins were $60.6 million. Earnings from continuing operations were $4.2 million, or $0.04 per share. Including an extraordinary charge of $3.9 million, or $0.03 per share, and a $24.5 million, or $0.21 per share, non-cash charge for the cumulative effect of a change in accounting principle, the net loss for the 2001 quarter was $24.2 million, or $0.20 per share.

Net sales for the second quarter of 2002 increased 16 percent from the prior year period while gross margins increased 26 percent. This increase in sales was the result of higher potash sales volumes, higher concentrated phosphate sales volumes and prices, increased phosphate rock sales, partially offset by lower potash sales prices. Margins were favorable as a result of lower idle plant costs, lower raw material prices, higher phosphate rock sales, higher concentrated phosphate sales prices and increased potash sales volumes, partially offset by lower potash sales prices and higher phosphate operating costs.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

IMC PhosFeed's net sales for the second quarter of 2002 increased 24 percent to $361.6 million compared to $291.2 million for the same period last year largely as a result of higher concentrated phosphate sales volumes and prices. Higher shipments of concentrated phosphates, primarily diammonium phosphate (DAP), favorably impacted net sales by $35.4 million. In addition, $5.9 million of the net sales increase was primarily due to average DAP prices increasing two percent to $135 per short ton in the second quarter of 2002 from $132 per short ton in the second quarter of 2001.

Gross margins increased to $14.5 million for the second quarter of 2002 compared to $0.6 million for the second quarter of last year. This increase was mainly the result of lower idle plant costs, lower raw material prices, and higher concentrated phosphate sales prices, partially offset by higher phosphate operating costs and increased environmental reserves.

____________________________________

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

IMC Potash

IMC Potash's net sales for the second quarter of 2002 increased four percent to $249.4 million compared to $240.2 million for the same period last year. Gross margins increased one percent to $66.0 million for the second quarter of 2002 from $65.2 million for the same period in 2001. The increase in net sales was primarily the result of increased sales volumes, partially offset by lower sales prices.

Key statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended June 30:
	2002	2001
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,704	1,423
Potash	2,482	2,298
Average price per ton[b]:
DAP	$ 135	$ 132
Potash	$ 73	$ 78

a  Sales volumes include tons sold captively. IMC Phosphates' volumes represent dry product tons, primarily DAP.

b Average prices represent sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses decreased by $0.6 million to $19.0 million in the current quarter from $19.6 million in the 2001 quarter. This decrease was primarily the result of a change in reserves because of the transactions and settlement with Freeport-McMoRan Sulphur LLC (FMS) in June 2002 (see Note 9 of Notes to Condensed Consolidated Financial Statements); partially offset by lower employee benefit costs in the prior year.

Interest Expense

Interest expense for the second quarter of 2002 increased $7.2 million to $43.2 million from $36.0 million for the second quarter of 2001. This increase was due to the higher interest rates that resulted from the Company's debt refinancing activities in May and November 2001.

Other expense, net

Other expense, net for the second quarter of 2002 increased $2.0 million to $9.6 million from $7.6 million in the prior year period. This increase was primarily a result of the unfavorable impact from foreign currency rates, partially offset by the absence of a prior year loss from natural gas forward purchase contracts.

Minority Interest

Minority interest benefit decreased $4.1 million from the same period last year. This decrease in minority interest benefit was primarily the result of reduced losses incurred by IMC Phosphates Company (IMC Phosphates) in 2002, a 78.9 percent owned subsidiary of the Company, as compared to the prior year period.

Income taxes

A decrease in the effective tax rate primarily resulted from efficiencies gained in connection with a reorganization of the legal entity structure of certain subsidiaries of the Company.

Six months ended June 30, 2002 vs. six months ended June 30, 2001

Overview
Net sales for the first six months of 2002 were $1,086.2 million and gross margins were $145.1 million. Earnings from continuing operations for the first six months of 2002 were $11.5 million, or $0.10 per share. Including a loss from discontinued operations of $54.1 million, or $0.47 per share (see Note 3 of Notes to Condensed Consolidated Financial Statements), the net loss was $42.6 million, or $0.37 per share. Net sales for the first six months of 2001 were $1,027.0 million and gross margins were $129.7 million, excluding special charges of $2.4 million (see Note 2 of Notes to Condensed Consolidated Financial Statements). Earnings from continuing operations for the first six months of 2001 were $18.9 million, or $0.16 per share, excluding special charges of $3.6 million, after tax and minority interest, or $0.03 per share. Including the special charges discussed above, an extraordinary charge of $3.9 million, or $0.03 per share, and a $24.5 million, or $0.21 per share, non-cash charge for the cumulative effect of a change in accounting principle, the net loss for the first six months of 2001 was $13.1 million, or $0.11 per share.

Net sales for the first six months of 2002 increased six percent from the prior year period while gross margins increased 14 percent. This increase in sales was the result of higher concentrated phosphate and potash sales volumes, increased phosphate rock sales, partially offset by lower potash sales prices. Margins were favorable as a result of lower raw material prices, lower idle plant costs, higher phosphate rock sales and increased potash sales volumes, partially offset by lower potash sales prices and higher phosphate operating costs.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

IMC PhosFeed's net sales for the first six months of 2002 increased ten percent to $674.3 million compared to $612.5 million for the same period last year primarily as a result of higher concentrated phosphate sales volumes. Higher shipments of concentrated phosphates, primarily DAP, favorably impacted net sales by $47.4 million. Average DAP prices were the same in the current period compared to the prior year period.

Gross margins increased to $32.5 million for the first six months of 2002 compared to $12.6 million, excluding special charges of $2.4 million related to a write-off of certain deferred costs, for the first six months of last year. This increase was mainly the result of lower idle plant costs and lower raw material prices, partially offset by higher phosphate operating costs and increased environmental reserves.

IMC Potash

IMC Potash's net sales for the first six months of 2002 decreased two percent to $454.6 million compared to $463.6 million for the same period last year. Gross margins decreased six percent to $120.6 million for the first six months of 2002 from $127.8 million for the same period in 2001. This decrease in net sales was primarily the result of lower sales prices, partially offset by favorable sales volumes. Margins were also negatively impacted by the lower sales prices, partially offset by favorable natural gas prices.

Key statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the six months ended June 30:

	2002	2001
Sales volumes (in thousands of short tons)[a]:
Phosphates	3,202	2,817
Potash	4,488	4,409
Average price per ton[b]:
DAP	$ 135	$ 135
Potash	$ 74	$ 78

a Sales volumes include tons sold captively. IMC Phosphates' volumes represent dry product tons, primarily DAP.

b Average prices represent sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first six months of 2002 decreased $4.1 million to $38.4 million from $42.5 million in the prior year period. This decrease was primarily a result of a change in reserves because of the transactions and settlement with FMS in June 2002. See Note 9 of Notes to Condensed Consolidated Financial Statements.

Restructuring charge

See Note 2 of Notes to Condensed Consolidated Financial Statements.

Interest Expense

Interest expense for the first six months of 2002 increased $21.9 million to $87.5 million from $65.6 million for the first six months of 2001. This increase was due to the higher interest rates that resulted from the Company's debt refinancing activities in May and November 2001.

Other expense, net

Other expense, net for the first six months of 2002 increased $4.9 million to $11.7 million from $6.8 million in the prior year period. This increase was primarily a result of the unfavorable impact from foreign currency rates, partially offset by the absence of a prior year loss from natural gas forward purchase contracts.

Minority interest

Minority interest benefit decreased $7.5 million from the same period last year. This decrease in minority interest benefit was primarily the result of net earnings realized by IMC Phosphates in 2002 as compared to the net loss realized in the prior year period.

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

The Company incurs certain non-current liabilities, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds. As of June 30, 2002, the Company had $88.6 million in surety bonds outstanding which mature over the course of 2002, and met the financial strength test for additional such liabilities. There can be no assurance that the Company can continue to pass such tests of financial strength or to purchase surety bonds at the same terms and conditions. The Company anticipates that the renewal or obtaining of new surety bonds may require the Company to post collateral for a portion of the insured amount. Such collateral may include letters of credit or cash. The Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

Most of the Company's export sales of phosphate and potash crop nutrients are marketed through two North American export association, Phosphate Chemicals Export Association, Inc. (PhosChem) and Canpotex Limited (Canpotex), respectively, which fund their operations in part through third-party financing facilities. During the second quarter of 2002, PhosChem entered into a new $65.0 million receivables purchase facility with a bank that replaced prior funding facilities. This facility supports PhosChem's funding of its purchases of crop nutrients from the Company and other PhosChem members.

Operating activities generated $11.4 million of cash for the first six months of 2002 compared to using $74.3 million for the same period in 2001. The increase of $85.7 million was primarily driven by a decrease in cash invested in working capital, partially offset by changes in deferred taxes and lower earnings.

Net cash used in investing activities for the first six months of 2002 of $75.3 million increased $17.3 million from $58.0 million for the first six months of 2001. This increase was primarily the result of the $10.0 million investment in Gulf Sulphur Services Ltd., LLP (see Note 9 of Notes to Condensed Consolidated Financial Statements) and higher capital spending. Capital expenditures for the first six months of 2002 increased $6.5 million to $65.5 million from $59.0 million in the prior year. The Company estimates that its capital expenditures from continuing operations for 2002 will approximate $140.0 million, $120.0 million after minority interest, and will be financed primarily from operations and borrowings.

Cash provided by financing activities for the first six months of 2002 of $31.7 million decreased $109.6 million from $141.3 million for the first six months of 2001. This decrease was primarily a result of reduced net debt proceeds in the current period due to the debt refinancing that was finalized in the second quarter of 2001. The Company also generated proceeds of $67.9 million by issuing 5.4 million shares of common stock. The proceeds from this issuance, together with $12.2 million of cash on hand, were used to terminate the Company's previous forward share repurchase agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives in order to minimize foreign currency risks and the effects of changing natural gas prices, but not for trading purposes. As of June 30, 2002, none of the Company's exposure to the risk factors discussed above had materially changed from December 31, 2001.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.1

On June 13, 2002, Conoco Inc. filed a contractual claim against Agrico Chemical Company (a subsidiary of Phosphate Resource Partners Limited Partnership (PLP)), PLP, IMC Global Inc., and IMC Global Operations Inc. and other unrelated defendants (Conoco vs. Agrico Chemical Company et al., District Court of Oklahoma County, State of Oklahoma). Alleging breach of contract for indemnification, the claim seeks a declaratory judgment of liability as well as unspecified reimbursement for costs expended by Conoco Inc. to investigate and remediate alleged contamination at a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site). Conoco Inc. (or a corporate predecessor or affiliate) owned and operated the Ashepoo Site for approximately 60 years to produce fertilizer and fertilizer-related materials before selling the Ashepoo Site to Agrico Chemical Company, then a subsidiary of The Williams Companies, in 1972. Agrico Chemical Company operated the production facility until 1975 and sold the facility in 1978. At this time management cannot determine the magnitude of exposure to the Company; however, the Company believes that it has substantial defenses to this claim and intends to vigorously contest this action and to seek any indemnification or other counterremedies to which it may be entitled.

For information on other legal and environmental proceedings, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)   The 2002 Annual Meeting of Stockholders was held on May 10, 2002.

(b)   The meeting was held to consider and vote upon: (i) electing two directors, each for a term of three years or until their respective successors have been duly elected and qualified; (ii) ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2002; and (iii) a stockholder proposal regarding future severance agreements.

The votes cast with respect to each director are summarized as follows:
Director Name	For	Withheld	Total Votes Present
James M. Davidson	104,587,083	1,595,269	106,182,352
David B. Mathis	104,586,841	1,595,511	106,182,352

The votes cast for ratifying the appointment of Ernst & Young LLP as the Company's independent auditors are summarized as follows:
For	Against	Abstained	Total Votes Present
100,896,433	5,254,823	31,096	106,182,352

The votes cast for approving the stockholder proposal with respect to future severance agreements are summarized as follows:
For	Against	Abstained	Broker Non-Votes	Total Votes Present
40,959,923	52,379,390	1,357,813	11,485,226	106,182,352

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
Reference is made to the Exhibit Index on page E-1 hereof.
(b)	Reports on Form 8-K.
None.

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: Robert M. Qualls Robert M. Qualls Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date:  August 13, 2002

Exhibit Index
Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.

Amendment No. 4 dated as of April 3, 2002 to the Credit Agreement dated as of May 17, 2001 among IMC Global Inc., the borrowing subsidiaries party thereto, JPMorgan Chase as administrative agent and Goldman Sachs Credit Partners L.P., as syndication agent

X
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

E-1