Form 10-Q
period 2002-09-30
IMC GLOBAL INC
filed 2002-11-14
CIK 820626

*********************************************

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  Ö   .          No____.

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 114,966,196 shares, excluding 15,619,105 treasury shares as of November 5, 2002.

*********************************************

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements.  These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10‑K for the year ended December 31, 2001, are unaudited but include all adjustments which the Company's management considers necessary for fair presentation.  These adjustments consist of normal recurring accruals.  Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001

Net sales	$ 490.2	$ 405.9	$ 1,576.4	$ 1,432.9
Cost of goods sold	424.5	385.4	1,365.6	1,285.1
Gross margins	65.7	20.5	210.8	147.8

Selling, general and administrative expenses	18.7	20.2	57.1	62.7
Restructuring charges	-	6.4	-	11.0
Operating earnings (loss)	47.0	(6.1)	153.7	74.1

Interest expense	43.8	42.1	131.3	107.7
Other (income) expense, net	(7.5)	7.5	4.2	14.3
Earnings (loss) before minority interest	10.7	(55.7)	18.2	(47.9)
Minority interest	(1.6)	(12.0)	(11.1)	(29.0)
Earnings (loss) before taxes	12.3	(43.7)	29.3	(18.9)
Provision (benefit) for income taxes	3.9	(14.4)	9.4	(4.9)
Earnings (loss) from continuing operations	8.4	(29.3)	19.9	(14.0)
Loss from discontinued operations	-	-	(54.1)	-
Earnings (loss) before extraordinary item and cumulative effect of a change in accounting principle	8.4	(29.3)	(34.2)	(14.0)
Extraordinary charge - debt retirement	(0.3)	-	(0.3)	(3.9)
Cumulative effect of a change in accounting principle	-	-	-	(24.5)
Net earnings (loss)	$ 8.1	$ (29.3)	$ (34.5)	$ (42.4)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$ 0.07	$ (0.25)	$ 0.17	$ (0.12)
Loss from discontinued operations	-	-	(0.47)	-
Extraordinary charge - debt retirement	-	-	-	(0.03)
Cumulative effect of a change in accounting principle	-	-	-	(0.21)
Net earnings (loss) per share	$ 0.07	$ (0.25)	$ (0.30)	$ (0.36)

Dividends declared per share of common stock	$ 0.02	$ 0.02	$ 0.06	$ 0.06

Basic weighted average number of shares outstanding	114.7	116.8	114.6	115.9

Diluted weighted average number of shares outstanding	115.2	116.8	115.5	115.9

(See Notes to Condensed Consolidated Financial Statements)

 CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)
	(Unaudited) September 30, 2002	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 89.3	$ 248.7
Restricted cash	-	374.0
Receivables, net	184.6	217.6
Inventories, net	313.5	292.3
Deferred income taxes	14.1	14.1
Other current assets	14.5	6.5
Total current assets	616.0	1,153.2

Property, plant and equipment, net	2,287.8	2,308.6
Goodwill, net	319.0	319.0
Other assets	429.6	468.1

Total assets	$ 3,652.4	$ 4,248.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 156.2	$ 150.3
Accrued liabilities	232.3	242.1
Due to bondholders	-	305.4
Short-term debt and current maturities of long-term debt	141.1	75.4
Total current liabilities	529.6	773.2

Long-term debt, less current maturities	2,004.2	2,216.1
Deferred income taxes	97.4	176.3
Other noncurrent liabilities	504.7	533.3
Common equity forwards	-	9.3
Stockholders' equity:
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,585,301 and 125,185,301 shares as of September 30 and December 31, respectively	130.6	125.2
Capital in excess of par value	1,743.9	1,680.9
Accumulated deficit	(906.7)	(865.3)
Accumulated other comprehensive loss	(99.4)	(117.1)
Treasury stock, at cost, 15,607,288 and 10,159,607 shares as of September 30 and December 31, respectively	(351.9)	(283.0)
Total stockholders' equity	516.5	540.7

Total liabilities and stockholders' equity	$ 3,652.4	$ 4,248.9

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Nine months ended September 30,
	2002	2001
Cash Flows from Operating Activities
Net loss	$ (34.5)	$ (42.4)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	130.3	124.9
Minority interest	(11.1)	(29.0)
Deferred income taxes	(76.3)	17.8
Cumulative effect of a change in accounting - common equity forwards	-	30.9
Other charges and credits, net	(22.1)	(44.9)
Changes in:
Receivables	33.0	(181.2)
Note receivable from affiliate	-	47.5
Inventories	(21.2)	(40.8)
Other current assets	(2.8)	(1.9)
Accounts payable	5.9	(46.2)
Accrued liabilities	(16.3)	(78.6)
Adjustments from discontinued operations	62.9	43.8
Net cash provided by (used in) operating activities	47.8	(200.1)

Cash Flows from Investing Activities
Capital expenditures	(100.1)	(97.3)
Investment in joint venture	(10.0)	-
Other	(11.1)	1.3
Net cash used in investing activities	(121.2)	(96.0)
Net cash used before financing activities	(73.4)	(296.1)

Cash Flows from Financing Activities
Payments of long-term debt	(342.8)	(799.3)
Proceeds from issuance of long-term debt	330.1	1,305.3
Changes in short-term debt, net	(134.3)	(206.0)
Restricted cash	374.0	-
Payable to bondholders	(294.5)	-
Purchase of common shares	(79.5)	-
Issuance of common shares	67.9	-
Cash dividends paid	(6.9)	(13.1)
Other	-	(29.9)
Net cash provided by (used in) financing activities	(86.0)	257.0

Net change in cash and cash equivalents	(159.4)	(39.1)
Cash and cash equivalents - beginning of period	248.7	84.5
Cash and cash equivalents - end of period	$ 89.3	$ 45.4

(See Notes to Condensed Consolidated Financial Statements)

 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(Unaudited)

1.   ACCOUNTING FOR GOODWILL AND INTANGIBLE ASSETS

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets.  Under the new rules, goodwill is no longer amortized but will be subject to annual impairment tests in accordance with SFAS No. 142.  The Company completed its initial impairment test as of January 1, 2002 as prescribed by SFAS No. 142, which indicated that no impairment of goodwill existed as of that date.  There were no changes in the $319.0 million carrying amount of goodwill as of September 30, 2002.

The following is a reconciliation of prior year net earnings and basic and diluted earnings per share between the amounts previously reported by the Company and the adjusted amounts that would have been reported if SFAS No. 142 had been applied in prior periods.

	Three months ended September 30, 2001	Nine months ended September 30, 2001	Year ended December 31, 2001	Year ended December 31, 2000	Year ended December 31, 1999
Loss before extraordinary item and cumulative effect of a change in accounting principle:
Reported loss before extraordinary item and cumulative effect of a change in accounting principle	$ (29.3)	$ (14.0)	$ (27.9)	$ (345.0)	$ (766.3)
Goodwill amortization	2.6	7.7	10.2	16.8	28.8
Adjusted loss before extraordinary item and cumulative effect of a change in accounting principle	$ (26.7)	$ (6.3)	$ (17.7)	$ (328.2)	$ (737.5)

Net loss:
Reported net loss	$ (29.3)	$ (42.4)	$ (66.5)	$ (345.0)	$ (773.3)
Goodwill amortization	2.6	7.7	10.2	16.8	28.8
Adjusted net loss	$ (26.7)	$ (34.7)	$ (56.3)	$ (328.2)	$ (744.5)

Basic and diluted loss per share:
Reported loss per share before extraordinary item and cumulative effect of a change in accounting principle	$ (0.25)	$ (0.12)	$ (0.24)	$ (3.00)	$ (6.68)
Goodwill amortization per share	0.02	0.06	0.09	0.15	0.26
Adjusted loss per share	$ (0.23)	$ (0.06)	$ (0.15)	$ (2.85)	$ (6.42)

Reported net loss per share	$ (0.25)	$ (0.36)	$ (0.57)	$ (3.00)	$ (6.75)
Goodwill amortization per share	0.02	0.06	0.09	0.15	0.26
Adjusted net loss per share	$ (0.23)	$ (0.30)	$ (0.48)	$ (2.85)	$ (6.49)

2.   RESTRUCTURING CHARGES

As part of its 1998 plan to improve profitability (Project Profit), the Company had sold its urea plant to a third party (Buyer).  The effective operation of this plant was dependent upon receiving services from the Company's remaining Louisiana operations.  The Louisiana operations were idle for the first half of 2001, which impacted the ability of the urea plant to operate.  In the third quarter of 2001, the Company repurchased the plant from the Buyer and shut the plant down permanently.  Total costs to repurchase the plant and accrue for demolition were $6.4 million, $3.1 million after tax and minority interest, or $0.03 per share, which resulted in a 2001 restructuring charge.  This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

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

Activity related to accruals for the Company's prior restructuring activities during the period January 1, 2002 to September 30, 2002 was as follows:

	Accrual as of January 1, 2002	Cash Paid	Accrual as of September 30, 2002
Non-employee exit costs:
Demolition and closure costs	$ 33.1	$ (6.1)	$ 27.0

Employee headcount reductions:
Severance benefits	3.5	(0.6)	2.9

Total	$ 36.6	$ (6.7)	$ 29.9

The timing and costs of the restructuring activity are generally on schedule with the time and dollar estimates disclosed in the Company's 2001 Annual Report on Form 10-K.

3.   RECENTLY ISSUED ACCOUNTING GUIDANCE

Reporting of Gains and Losses from the Early Extinguishment of Debt

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections, which requires the Company to adopt its provisions on January 1, 2003.  SFAS No. 145 rescinds the classification of gains or losses from the early extinguishment of debt as an extraordinary item on the Condensed Consolidated Statement of Operations.  Upon adoption, the Company will have to restate its prior year financial statements to reclassify the Company's gains and losses from the early extinguishment of debt to be a component of earnings from continuing operations.

4.   DISCONTINUED OPERATIONS

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 provides that long-lived assets classified as held for disposal as a result of disposal activities initiated prior to its adoption, shall continue to be accounted for in accordance with the prior pronouncement applicable for that disposal until the end of the fiscal year in which SFAS No. 144 is adopted.    As of January 1, 2002, the remaining portion of the IMC Chemicals business unit (Chemicals) was classified as a discontinued operation.  In accordance with SFAS No. 144, the accounting for Chemicals for 2002 will continue to follow the guidance of Accounting Principles Board Opinion No. 30.

In December 1999, the Company received approval from the Board of Directors for a plan to sell the entire Chemicals business unit.  On November 5, 2001, the Company sold Penrice Soda Products Pty. Ltd., an Australian unit of Chemicals.  The Company is actively pursuing sales transactions for the remaining parts of Chemicals and targets completion of all or a substantial portion of the remaining parts by December 31, 2002.  In the second quarter of 2002, the Company increased the previously recorded estimated loss on disposal by $74.8 million, or $46.3 million after tax.  The Company reviewed the forecasted operating results through December 31, 2002 as well as estimates of sales proceeds and determined that no additional accrual as of September 30, 2002 was necessary.  The discontinued operations of Chemicals resulted in pre-tax losses of $8.6 million, $7.8 million after tax, for the nine months ended September 30, 2002.

For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated losses on disposal, have been classified in Other assets as net assets of discontinued operations held for sale.  See the table below for the detail and classification of assets and liabilities.

	September 30, 2002	December 31, 2001
Assets:
Receivables, net	$ 47.2	$ 46.4
Inventories, net	40.5	43.2
Other current assets	2.9	8.4
Property, plant and equipment, net	56.3	119.2
Other assets	4.6	6.2
Total assets	151.5	223.4

Liabilities:
Accounts payable	27.6	32.8
Accrued liabilities	26.5	29.3
Other noncurrent liabilities	18.4	16.9
Total liabilities	72.5	79.0

Net assets of discontinued operations held for sale	$ 79.0	$ 144.4

The Company cannot assure that it will be able to consummate the sale of the remaining portion of Chemicals within the desired time frame or upon favorable terms and conditions.  The failure to timely divest this business, or the divestiture of this business on unfavorable terms, could result in additional losses on the disposal of this business.

5.   INVENTORIES

	September 30, 2002	December 31, 2001

Products (principally finished)	$ 250.1	$ 232.0
Operating materials and supplies	68.2	65.3
	318.3	297.3
Less: Allowances	4.8	5.0
Inventories, net	$ 313.5	$ 292.3

6.   FINANCING ARRANGEMENTS

During the first quarter of 2002, the Company terminated its Argus sale/leaseback arrangement of the Company's discontinued Chemicals' business and acquired the lessors' interests therein for an aggregate cash payment of $68.3 million.  The Company also completed the tender for $296.1 million principal amount of its 7.40 percent senior notes due November 2002 for an aggregate cash payment of $307.2 million.  The Company also issued 5.4 million shares of common stock for net cash proceeds of $67.9 million.  The proceeds of the common stock offering, together with $12.2 million of cash on hand, were used to acquire 5.4 million shares of stock pursuant to the Company's previous forward share repurchase agreement.  This transaction resulted in the termination of the forward share repurchase agreement.

In 2001, the Company entered into a new $500.0 million senior secured credit facility (New Credit Facility) pursuant to a credit agreement, dated as of May 17, 2001.  The New Credit Facility consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and of a term loan facility (Term Loan Facility) of $290.0 million. As of September 30, 2002, the Company had a total of $1.0 million drawn under the Revolving Credit Facility, outstanding letters of credit totaling $39.5 million and $261.8 million outstanding under the Term Loan Facility.  The net available additional borrowings under the New Credit Facility as of September 30, 2002, was approximately $169.5 million.  The New Credit Facility contains certain covenants that limit matters customarily restricted by such agreements, including the payment of dividends. As of September 30, 2002, under the most restrictive covenant limiting the payment of dividends, the Company had $6.5 million available for the payment of cash dividends with respect to its common stock.  The amount available for payment of dividends under this covenant is increased by 25% of cumulative Consolidated Net Income (as defined) for each fiscal year ended on or after December 31, 2002.

From July 1, 2002 through November 13, 2002 the Company repurchased $101.7 million principal amount of its 6.50 percent senior notes due August 2003 through open market purchases at various prices.  Aggregate cash payments totaled $102.3 million.  These repurchases were funded from a portion of the proceeds of the sale of IMC's Salt business that had been placed into escrow for such purpose.

7.   OPERATING SEGMENTSa

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended September 30, 2002
Net sales from external customers[b]	$ 314.4	$ 175.8	$ -	$ 490.2
Intersegment net sales	20.4	2.3	-	22.7
Gross margins[c]	30.9	39.1	(4.3)	65.7
Operating earnings (loss)[c]	20.5	32.6	(6.1)	47.0

Nine months ended September 30, 2002
Net sales from external customers[b]	$ 951.3	$ 625.1	$ -	$ 1,576.4
Intersegment net sales	57.8	7.6	-	65.4
Gross margins[c]	63.4	159.7	(12.3)	210.8
Operating earnings (loss)[c]	30.6	139.6	(16.5)	153.7

Three months ended September 30, 2001
Net sales from external customers	$ 243.2	$ 162.7	$ -	$ 405.9
Intersegment net sales	18.7	5.6	-	24.3
Gross margins	(6.0)	34.0	(7.5)	20.5
Operating earnings (loss)[d]	(22.7)	28.1	(11.5)	(6.1)

Nine months ended September 30, 2001
Net sales from external customers	$ 818.5	$ 614.4	$ -	$ 1,432.9
Intersegment net sales	55.9	17.5	-	73.4
Gross margins[e]	4.2	161.8	(18.2)	147.8
Operating earnings (loss)[f]	(36.8)	141.0	(30.1)	74.1

aThe operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 4).  Certain amounts in the prior year have been reclassified to conform with the current year presentation.

b Includes the favorable impact of a PhosFeed price adjustment of $6.5 million related to prior periods.

c Includes the favorable impact of a PhosFeed price adjustment of $6.5 million related to prior periods and the unfavorable impact of reduced operating rates dues to a sulphur supply shortage in July of $5.3 million.

d Operating earnings (loss) for PhosFeed include restructuring charges of $6.4 million related to the repurchase of the urea plant (Note 2).

e Gross margins for IMC PhosFeed include special charges of $2.4 million related to the write-off of certain deferred costs.

f Operating earnings (loss) include special charges of $11.6 million, $0.8 million and $1.0 million for IMC PhosFeed, IMC Potash and Other, respectively, related to the Reorganization Plan and Project Profit (Note 2) as well as the write-off of certain deferred costs.

8.   COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001
Comprehensive income (loss):
Net earnings (loss)	$ 8.1	$ (29.3)	$ (34.5)	$ (42.4)
Net unrealized gain (loss) on derivative instruments	(5.0)	(8.1)	17.2	(40.7)
Foreign currency translation adjustment	(21.8)	(22.3)	0.5	(29.5)
Total comprehensive loss for the period	$ (18.7)	$ (59.7)	$ (16.8)	$(112.6)

9.   EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (EPS) is net earnings.  The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator).  The following is a reconciliation of the Denominator for the basic and diluted earnings per share computations:

	Three months ended September 30		Nine months ended September 30
	2002	2001	2002	2001

Basic EPS shares	114.7	116.8	114.6	115.9
Effect of dilutive securities	0.5	-	0.9	-
Diluted EPS shares	115.2	116.8	115.5	115.9

Options to purchase approximately 11.9 million and 12.4 million shares of common stock as of September 30, 2002 and 2001, respectively, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

10.  SULPHUR JOINT VENTURE

In June 2002, IMC Phosphates Company (IMC Phosphates), a subsidiary of the Company, completed the acquisition of the sulphur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS) through Gulf Sulphur Services Ltd., LLLP (Gulf Services), a 50-50 joint venture with Savage Industries Inc. (Savage).  The joint venture financed the acquisition through $10.0 million equity contributions from both IMC Phosphates and Savage as well as a $34.0 million bank loan to Gulf Services that is non-recourse to the Company, IMC Phosphates and Savage. Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, IMC Phosphates negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers.  The Company also reached a concurrent agreement with FMS and McMoRan Exploration Co. with respect to certain other transactions, including settlement of outstanding legal disputes resulting in a $3.7 million change in reserves that reduced Selling, general and administrative expense on the Condensed Consolidated Statement of Operations.  At the closing, FMS received cash of $58.0 million, predominantly for the acquisition of the Freeport sulphur assets.

11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Payment of the $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 and $300.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Notes) of the Company is fully and unconditionally guaranteed by certain of the Company's restricted subsidiaries (as defined in the Notes indenture) and is also guaranteed, on a limited basis, by IMC Phosphates and Phosphate Resources Partners Limited Partnership (PLP).

The following tables present condensed consolidating financial information for the guarantors of the Notes. The following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of this information.

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2002
Net sales	$ -	$ -	$ 313.7	$ 220.0	$ 50.0	$ (93.5)	$ 490.2
Cost of goods sold	1.2	-	282.8	169.8	33.6	(62.9)	424.5
Gross margins	(1.2)	-	30.9	50.2	16.4	(30.6)	65.7
Selling, general and administrative expenses	0.4	2.4	10.5	7.5	1.1	(3.2)	18.7
Operating earnings (loss)	(1.6)	(2.4)	20.4	42.7	15.3	(27.4)	47.0
Equity in earnings of subsidiaries/affiliates	45.4	9.5	-	13.7	-	(68.6)	-
Interest expense	31.5	7.7	4.7	2.5	(0.4)	(2.2)	43.8
Other (income) expense, net	1.7	0.1	(0.3)	20.7	(4.6)	(25.1)	(7.5)
Minority interest	(1.6)	-	-	-	-	-	(1.6)
Earnings (loss) from continuing operations before income taxes	12.2	(0.7)	16.0	33.2	20.3	(68.7)	12.3
Provision for income taxes	3.9	-	-	10.6	6.5	(17.1)	3.9
Earnings (loss) before extraordinary charge	8.3	(0.7)	16.0	22.6	13.8	(51.6)	8.4
Extraordinary charge - debt retirement	(0.2)	-	-	(0.1)	-	-	(0.3)
Net earnings (loss)	$ 8.1	$ (0.7)	$ 16.0	$ 22.5	$ 13.8	$ (51.6)	$ 8.1

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2001
Net sales	$ 0.2	$ -	$ 244.6	$ 359.4	$ 98.0	$ (296.3)	$ 405.9
Cost of goods sold	2.9	-	250.9	336.1	78.7	(283.2)	385.4
Gross margins	(2.7)	-	(6.3)	23.3	19.3	(13.1)	20.5
Selling, general and administrative expenses	0.3	2.6	10.4	16.2	5.8	(15.1)	20.2
Restructuring charges	-	-	6.4	-	-	-	6.4
Operating earnings (loss)	(3.0)	(2.6)	(23.1)	7.1	13.5	2.0	(6.1)
Equity in earnings (loss) of subsidiaries/affiliates	(14.9)	(10.0)	-	10.7	-	14.2	-
Interest expense	28.4	8.4	6.5	12.1	-	(13.3)	42.1
Other (income) expense, net	9.6	0.5	1.5	(4.9)	(4.6)	5.4	7.5
Minority interest	(12.1)	-	-	-	-	0.1	(12.0)
Earnings (loss) from continuing operations before income taxes	(43.8)	(21.5)	(31.1)	10.6	18.1	24.0	(43.7)
Provision (benefit) for income taxes	(14.5)	-	-	5.1	7.5	(12.5)	(14.4)
Net earnings (loss)	$ (29.3)	$ (21.5)	$ (31.1)	$ 5.5	$ 10.6	$ 36.5	$ (29.3)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2002
Net sales	$ -	$ -	$ 945.7	$ 769.0	$ 176.3	$ (314.6)	$ 1,576.4
Cost of goods sold	3.4	-	880.9	645.7	125.9	(290.3)	1,365.6
Gross margins	(3.4)	-	64.8	123.3	50.4	(24.3)	210.8
Selling, general and administrative expenses	(2.6)	7.4	32.8	26.2	3.6	(10.3)	57.1
Operating earnings (loss)	(0.8)	(7.4)	32.0	97.1	46.8	(14.0)	153.7
Equity in earnings of subsidiaries/affiliates	103.6	15.7	-	34.4	-	(153.7)	-
Interest expense	95.9	23.0	13.6	9.5	(1.6)	(9.1)	131.3
Other (income) expense, net	5.4	0.1	1.5	27.5	(2.3)	(28.0)	4.2
Minority interest	(11.2)	-	-	0.1	-	-	(11.1)
Earnings (loss) from continuing operations before income taxes	12.7	(14.8)	16.9	94.4	50.7	(130.6)	29.3
Provision for income taxes	4.1	-	-	30.2	16.2	(41.1)	9.4
Earnings (loss) from continuing operations	8.6	(14.8)	16.9	64.2	34.5	(89.5)	19.9
Loss from discontinued operations	(42.9)	-	-	-	-	(11.2)	(54.1)
Earnings (loss) before extraordinary charge	(34.3)	(14.8)	16.9	64.2	34.5	(100.7)	(34.2)
Extraordinary charge - debt retirement	(0.2)	-	-	(0.1)	-	-	(0.3)
Net earnings (loss)	$ (34.5)	$ (14.8)	$ 16.9	$ 64.1	$ 34.5	$ (100.7)	$ (34.5)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2001
Net sales	$ 0.9	$ -	$ 817.1	$1,072.2	$ 372.3	$ (829.6)	$1,432.9
Cost of goods sold	9.1	-	812.4	916.4	281.0	(733.8)	1,285.1
Gross margins	(8.2)	-	4.7	155.8	91.3	(95.8)	147.8
Selling, general and administrative expenses	(0.2)	8.1	31.8	48.0	17.9	(42.9)	62.7
Restructuring charges	-	-	9.2	1.7	0.1	-	11.0
Operating earnings (loss)	(8.0)	(8.1)	(36.3)	106.1	73.3	(52.9)	74.1
Equity in earnings (loss) of subsidiaries/affiliates	50.6	(15.5)	-	48.5	-	(83.6)	-
Interest expense	76.3	26.2	14.8	27.8	4.2	(41.6)	107.7
Other (income) expense, net	14.3	0.5	7.1	(2.6)	(11.0)	6.0	14.3
Minority interest	(29.1)	-	-	0.1	-	-	(29.0)
Earnings (loss) from continuing operations before income taxes	(18.9)	(50.3)	(58.2)	129.3	80.1	(100.9)	(18.9)
Provision (benefit) for income taxes	(4.9)	-	-	50.6	31.2	(81.8)	(4.9)
Earnings (loss) from continuing operations before extraordinary item and cumulative effect of a change in accounting principle	(14.0)	(50.3)	(58.2)	78.7	48.9	(19.1)	(14.0)
Extraordinary charge - debt retirement	(3.9)	-	-	-	-	-	(3.9)
Cumulative effect of a change in accounting principle	(24.5)	-	-	-	-	-	(24.5)
Net earnings (loss)	$ (42.4)	$ (50.3)	$ (58.2)	$ 78.7	$ 48.9	$ (19.1)	$ (42.4)

  Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of September 30, 2002
Assets
Current assets:
Cash and cash equivalents	$ 76.6	$ -	$ 2.8	$ 0.2	$ 7.2	$ 2.5	$ -	$ 89.3
Receivables, net	(0.2)	-	99.1	103.7	114.5	20.1	(152.6)	184.6
Due from affiliates	21.7	54.9	-	0.7	532.8	157.7	(767.8)	-
Inventories, net	(2.2)	-	214.8	-	133.9	11.5	(44.5)	313.5
Other current assets	14.1	-	10.6	-	5.2	3.4	(4.7)	28.6
Total current assets	110.0	54.9	327.3	104.6	793.6	195.2	(969.6)	616.0
Property, plant and equipment, net	182.7	-	1,382.2	-	635.5	143.3	(55.9)	2,287.8
Due from affiliates	751.3	-	11.1	-	224.5	70.1	(1,057.0)	-
Investment in subsidiaries/affiliates	1,371.7	279.3	-	-	4,488.1	(189.9)	(5,949.2)	-
Other assets	501.9	0.7	57.2	11.1	340.3	37.4	(200.0)	748.6
Total assets	$ 2,917.6	$ 334.9	$ 1,777.8	$ 115.7	$ 6,482.0	$ 256.1	$ (8,231.7)	$ 3,652.4

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 0.1	$ 1.3	$ 104.1	$ -	$ 72.9	$ 14.0	$ (36.2)	$ 156.2
Accrued liabilities	119.0	1.8	64.8	12.7	49.3	10.0	(25.3)	232.3
Due to (from) affiliates	(35.2)	25.9	150.0	(0.1)	828.0	(38.4)	(930.2)	-
Short-term debt and current maturities of long-term debt	137.2	-	12.5	-	-	0.9	(9.5)	141.1
Total current liabilities	221.1	29.0	331.4	12.6	950.2	(13.5)	(1,001.2)	529.6
Due to affiliates	253.4	-	122.7	-	252.9	41.0	(670.0)	-
Long-term debt, less current maturities	1,814.5	536.7	286.9	-	-	0.2	(634.1)	2,004.2
Other noncurrent liabilities	82.0	110.0	118.8	116.6	122.4	72.4	(20.1)	602.1
Stockholders' equity (deficit)	546.6	(340.8)	918.0	(13.5)	5,156.5	156.0	(5,906.3)	516.5
Total liabilities and stockholders' equity	$ 2,917.6	$ 334.9	$ 1,777.8	$ 115.7	$ 6,482.0	$ 256.1	$ (8,231.7)	$ 3,652.4

  Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$ 233.0	$ -	$ 0.9	$ 0.1	$ 7.8	$ 6.9	$ -	$ 248.7
Restricted cash	374.0	-	-	-	-	-	-	374.0
Receivables, net	(0.1)	-	138.9	153.4	105.9	30.1	(210.6)	217.6
Due from affiliates	72.0	54.9	-	0.8	539.2	156.9	(823.8)	-
Inventories, net	(2.2)	-	178.2	-	143.2	21.1	(48.0)	292.3
Other current assets	14.1	-	4.6	-	5.2	2.2	(5.5)	20.6
Total current assets	690.8	54.9	322.6	154.3	801.3	217.2	(1,087.9)	1,153.2

Property, plant and equipment, net	186.1	-	1,377.0	-	668.2	195.6	(118.3)	2,308.6
Due from affiliates	1,416.8	-	11.1	-	227.8	68.5	(1,724.2)	-
Investment in subsidiaries/affiliates	614.5	258.8	-	-	2,795.8	(251.3)	(3,417.8)	-
Other assets	495.5	0.9	44.9	11.1	337.7	34.4	(137.4)	787.1
Total assets	$ 3,403.7	$ 314.6	$ 1,755.6	$ 165.4	$ 4,830.8	$ 264.4	$ (6,485.6)	$ 4,248.9

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 1.4	$ 1.4	$ 101.0	$ -	$ 60.7	$ 21.4	$ (35.6)	$ 150.3
Accrued liabilities	95.5	4.1	84.9	7.8	66.4	13.0	(29.6)	242.1
Due to bondholders	305.4	-	-	-	-	-	-	305.4
Due to (from) affiliates	0.3	17.2	151.2	60.1	867.5	(82.2)	(1,014.1)	-
Short-term debt and current maturities of long-term debt	5.5	-	13.2	-	62.4	3.8	(9.5)	75.4
Total current liabilities	408.1	22.7	350.3	67.9	1,057.0	(44.0)	(1,088.8)	773.2

Due to affiliates	122.8	-	116.1	-	876.8	54.3	(1,170.0)	-
Long-term debt, less current maturities	2,018.2	508.4	280.7	-	5.8	0.2	(597.2)	2,216.1
Other noncurrent liabilities	178.5	114.3	118.8	110.9	131.1	72.9	(16.9)	709.6
Common equity forwards	9.3	-	-	-	-	-	-	9.3
Stockholders' equity (deficit)	666.8	(330.8)	889.7	(13.4)	2,760.1	181.0	(3,612.7)	540.7
Total liabilities and stockholders' equity	$ 3,403.7	$ 314.6	$ 1,755.6	$ 165.4	$ 4,830.8	$ 264.4	$ (6,485.6)	$ 4,248.9

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2002
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (131.5)	$ (28.3)	$ 77.1	$ 0.1	$ 90.3	$ 9.0	$ 31.1	$ 47.8
Cash Flows from Investing Activities
Capital expenditures	-	-	(74.4)	-	(22.8)	(10.8)	7.9	(100.1)
Investment in joint venture	-	-	(10.0)	-	-	-	-	(10.0)
Other	(13.0)	-	1.5	-	0.1	0.3	-	(11.1)
Net cash used in investing activities	(13.0)	-	(82.9)	-	(22.7)	(10.5)	7.9	(121.2)
Net cash provided (used) before financing activities	(144.5)	(28.3)	(5.8)	0.1	67.6	(1.5)	39.0	(73.4)
Cash Flows from Financing Activities
Payments of long-term debt	(334.6)	(0.1)	(10.1)	-	(5.8)	-	7.8	(342.8)
Proceeds from issuance of long-term debt	330.1	28.4	17.8	-	-	-	(46.2)	330.1
Changes in short-term debt, net	(68.4)	-	-	-	(62.4)	(2.9)	(0.6)	(134.3)
Restricted cash	374.0	-	-	-	-	-	-	374.0
Payable to bondholders	(294.5)	-	-	-	-	-	-	(294.5)
Purchase of common shares	(79.5)	-	-	-	-	-	-	(79.5)
Issuance of common shares	67.9	-	-	-	-	-	-	67.9
Cash dividends paid	(6.9)	-	-	-	-	-	-	(6.9)
Net cash provided by (used in) financing activities	(11.9)	28.3	7.7	-	(68.2)	(2.9)	(39.0)	(86.0)

Net change in cash and cash equivalents	(156.4)	-	1.9	0.1	(0.6)	(4.4)	-	(159.4)
Cash and cash equivalents - beginning of period	233.0	-	0.9	0.1	7.8	6.9	-	248.7
Cash and cash equivalents - end of period	$ 76.6	$ -	$ 2.8	$ 0.2	$ 7.2	$ 2.5	$ -	$ 89.3

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2001

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (429.7)	$ (33.3)	$ (215.4)	$ (0.7)	$ 82.2	$ 130.8	$ 266.0	$ (200.1)

Cash Flows from Investing Activities
Capital expenditures	-	-	(65.4)	-	(41.8)	(32.1)	42.0	(97.3)
Other	-	-	1.0	-	-	0.3	-	1.3
Net cash used in investing activities	-	-	(64.4)	-	(41.8)	(31.8)	42.0	(96.0)
Net cash provided (used) before financing activities	(429.7)	(33.3)	(279.8)	(0.7)	40.4	99.0	308.0	(296.1)

Cash Flows from Financing Activities
Payments of long-term debt	(673.9)	(0.2)	(7.9)	-	(51.8)	(72.7)	7.2	(799.3)
Proceeds from issuance of long-term debt, net	1,303.5	33.5	281.8	-	-	1.8	(315.3)	1,305.3
Changes in short-term debt, net	(198.1)	-	-	-	(0.4)	(7.6)	0.1	(206.0)
Cash dividends paid	(13.1)	-	-	-	-	-	-	(13.1)
Other	(29.9)	-	-	-	-	-	-	(29.9)
Net cash provided by (used in) financing activities	388.5	33.3	273.9	-	(52.2)	(78.5)	(308.0)	257.0

Net change in cash and cash equivalents	(41.2)	-	(5.9)	(0.7)	(11.8)	20.5	-	(39.1)
Cash and cash equivalents - beginning of period	70.6	-	7.0	0.2	3.0	3.7	-	84.5
Cash and cash equivalents - end of period	$ 29.4	$ -	$ 1.1	$ (0.5)	$ (8.8)	$ 24.2	$ -	$ 45.4

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended September 30, 2002 vs. three months ended September 30, 2001

Overview
Net sales for the third quarter of 2002 were $490.2 million and gross margins were $65.7 million.  Net earnings in the current quarter were $8.1 million, or $0.07 per share, including an extraordinary charge of $0.3 million, net of tax.  Net sales for the third quarter of 2001 were $405.9 million and gross margins were $20.5 million.  The net loss for the quarter was $29.3 million, or $0.25 per share, including a restructuring charge of $6.4 million, $3.1 million after tax and minority interest, or $0.03 per share (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Net sales for the third quarter of 2002 increased 21 percent from the prior year period while gross margins more than tripled to $65.7 million.  The increase in sales was the result of higher concentrated phosphate sales volumes and prices, higher potash sales volumes, increased phosphate rock sales as well as the favorable impact of a PhosFeed price adjustment of $6.5 million related to prior periods, partially offset by lower potash sales prices.   Margins improved as a result of higher concentrated phosphate sales prices, lower idle plant costs, increased potash sales volumes and the favorable impact of the PhosFeed price adjustment of $6.5 million related to prior periods, partially offset by higher phosphate operating costs, higher sulphur raw material costs and the impact of reduced operating rates due to a sulphur supply shortage of $5.3 million in July.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

IMC PhosFeed's net sales for the third quarter of 2002 increased 28 percent to $334.8 million compared to $261.9 million for the same period last year largely as a result of higher concentrated phosphate sales volumes and prices as well as the favorable impact of the price adjustment related to prior periods.  Average diammonium phosphate (DAP) prices increased 22 percent to $145 per short ton in the third quarter of 2002 from $119 per short ton in the third quarter of 2001.  Higher shipments of concentrated phosphates, primarily DAP, favorably impacted net sales by $23.3 million.  DAP prices-to-date in the fourth quarter are reflecting an expected seasonal softness due to an anticipated thin export demand period, as well as the dampening effect of a competitor's announcement of its resumption of idled DAP production coupled with an unexpected inventory liquidation by another competitor ahead of the planned sale of its Florida phosphate plant.

_________________________________________
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

Gross margins increased to $30.9 million for the third quarter of 2002 compared to a negative $6.0 million for the third quarter of last year.  Margins were favorable as a result of higher concentrated phosphate sales prices, lower idle plant costs and the favorable impact of the price adjustment related to prior periods, partially offset by higher phosphate operating costs, increased sulphur raw material costs and the impact of reduced operating rates due to the sulphur supply shortage in July.  Despite inflationary pressures, rock production costs in the quarter improved versus the prior year and sequentially from the second quarter of 2002.  The recent rise in ammonia and sulphur feedstock costs will impact fourth quarter margins.

Approximately 30 percent of IMC's Louisiana concentrated phosphate output continued to be idled to balance supply and current market demand, an operating rate projected to be maintained well into 2003.

IMC Potash

IMC Potash's net sales for the third quarter of 2002 increased six percent to $178.1 million compared to $168.3 million for the same period last year.  Gross margins increased 15 percent to $39.1 million for the third quarter of 2002 from $34.0 million for the same period in 2001.  The increase in net sales was primarily the result of increased sales volumes, partially offset by lower sales prices principally due to lower export pricing.  Margins were positively impacted by increased sales volumes and lower natural gas costs, but were negatively impacted by lower sales prices.  Export pricing was lower in the third quarter versus last year, but was at its highest level so far this year.

Key statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended September 30:

	2002	2001
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,445	1,252
Potash	1,772	1,627

Average price per ton[b]:
DAP	$ 145	$ 119
Potash	$ 73	$ 74

a Sales volumes include tons sold captively.  IMC Phosphates' volumes represent dry product tons, primarily DAP.

b Average prices represent sales made FOB plant/mine.

Other (income) expense, net

Other (income) expense, net for the third quarter of 2002 changed $15.0 million to $7.5 million of income from $7.5 million of expense in the prior year period.  This increase was primarily a result of the favorable impact from foreign currency rates, the absence of an environmental reserve established in the prior year, the absence of interest related to the forward stock repurchase program incurred in the prior year and the absence of the impact of marking to market the common equity forward contract which was terminated in the first quarter of 2002.

Minority interest

Minority interest benefit decreased $10.4 million from the same period last year.  This decrease in minority interest benefit was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating positive earnings in the current quarter as compared to a loss in the prior year period.

Income taxes

A decrease in the effective tax rate primarily resulted from efficiencies gained in connection with a reorganization of the legal entity structure of certain subsidiaries of the Company.

Nine months ended September 30, 2002 vs. nine months ended September 30, 2001

Overview
Net sales for the first nine months of 2002 were $1,576.4 million and gross margins were $210.8 million.  Earnings from continuing operations for the first nine months of 2002 were $19.9 million, or $0.17 per share.  Including a loss from discontinued operations of $54.1 million, or $0.47 per share (see Note 4of Notes to Condensed Consolidated Financial Statements) and an extraordinary charge of $0.3 million, net of tax, for the early retirement of debt, the net loss was $34.5 million, or $0.30 per share.  Net sales for the first nine months of 2001 were $1,432.9 million and gross margins were $147.8 million, including a special charge of $2.4 million.  The loss from continuing operations for the first nine months of 2001 was $14.0 million, or $0.12 per share, including restructuring and special charges of $6.7 million, after tax and minority interest, or $0.06 per share (see Note 2of Notes to Condensed Consolidated Financial Statements).  Including the restructuring and special charges discussed above, an extraordinary charge of $3.9 million, or $0.03 per share, related to debt retirement and a $24.5 million, or $0.21 per share, non-cash charge for the cumulative effect of a change in accounting principle, the net loss for the first nine months of 2001 was $42.4 million, or $0.36 per share.

Net sales for the first nine months of 2002 increased 10 percent from the prior year period while gross margins, including a special charge in 2001, increased 43 percent.  This increase in net sales was the result of higher concentrated phosphate sales volumes and prices, increased potash sales volumes as well as the favorable impact of the PhosFeed price adjustment of $6.5 million related to prior years.  Margins were improved as a result of lower idle plant costs, higher concentrated phosphate sales prices, lower raw material prices, higher phosphate rock sales as well as the favorable impact of the PhosFeed price adjustment of $6.5 million related to prior years, partially offset by higher phosphate operating costs and the impact of reduced operating rates due to the sulphur supply shortage of $5.3 million in July.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

IMC PhosFeed's net sales for the first nine months of 2002 increased 15 percent to $1,009.1 million compared to $874.4 million for the same period last year primarily as a result of higher concentrated phosphate sales volumes and prices as well as increased phosphate rock sales and the favorable impact of the price adjustment related to prior periods.  Higher shipments of concentrated phosphates, primarily DAP, favorably impacted net sales by $70.7 million.  Average DAP prices increased five percent in the current period to $138 per short ton compared to $131 per short ton in the prior year period.

Gross margins increased to $63.4 million for the first nine months of 2002 compared to $4.2 million, including special charges of $2.4 million related to a write-off of certain deferred costs, for the first nine months of last year.  This increase was mainly the result oflower idle plant costs, higher concentrated phosphate sales prices, lower raw material prices, higher phosphate rock sales and the favorable impact of the price adjustment related to prior periods, partially offset by higher phosphate operating costs and the impact of reduced operating rates due to the sulphur supply shortage in July.

IMC Potash

IMC Potash's net sales of $632.7 million and gross margins of $159.7 million for the first nine months of 2002 remained essentially the same compared to $631.9 million and $161.8 million, respectively, for the same period last year.

Key statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the nine months ended September 30:

	2002	2001
Sales volumes (in thousands of short tons)[a]:
Phosphates	4,647	4,069
Potash	6,260	6,036

Average price per ton[b]:
DAP	$ 138	$ 131
Potash	$ 73	$ 77

a Sales volumes include tons sold captively.  IMC Phosphates' volumes represent dry product tons, primarily DAP.

b Average prices represent sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses for the first nine months of 2002 decreased $5.6 million to $57.1 million from $62.7 million in the prior year period.  This decrease was primarily a result of a change in reserves because of the transactions and settlement with FMS in June 2002 (see Note 10 of Notes to Condensed Consolidated Financial Statements).

Restructuring charges

See Note 2 of Notes to Condensed Consolidated Financial Statements.

Interest expense

Interest expense for the first nine months of 2002 increased $23.6 million to $131.3 million from $107.7 million for the first nine months of 2001.  This increase was due to the higher interest rates that resulted from the Company's debt refinancing activities in May and November 2001.

Other (income) expense, net

Other expense, net for the first nine months of 2002 decreased $10.1 million to $4.2 million from $14.3 million in the prior year period.  This decrease was primarily a result of the absence of interest related to the forward stock repurchase program incurred in the prior year, the absence of a prior year loss from natural gas forward purchase contracts and the absence of the impact of marking to market the common equity forward contract which was terminated in the first quarter of 2002.

Minority interest

Minority interest benefit decreased $17.9 million from the same period last year.  This decrease in minority interest benefit was primarily the result of net earnings realized by IMC Phosphates in 2002 as compared to the net loss realized in the prior year period.

Income taxes

A decrease in the effective tax rate primarily resulted from efficiencies gained in connection with a reorganization of the legal entity structure of certain subsidiaries of the Company.

Pension liability

The recent dramatic decline in U.S. equity markets has reduced the value of the Company's pension plan assets.  As a result, the Company estimates that the accumulated benefit obligations of the Company's pension plans of $388.8 million are approximately $99.8 million in excess of plan assets as of September 30, 2002.  As of December 31, 2002, the Company will be required to record a fourth quarter non-cash charge to stockholders' equity currently estimated to be $49.2 million, net of tax.  The Company also will likely recognize an increased pension expense in 2003.  Based on current projections, a contribution of approximately $1.1 million is estimated for the fourth quarter of 2002 followed by an estimated 2003 contribution of less than $6.0 million to fund the pension plans.

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

The Company's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test.  In addition, the credit facilities contain certain covenants and customary events of default.  The Company's access to funds is dependent upon its product prices and market conditions.  During periods in which product prices or volumes, raw material prices or availability, or other conditions reflect the adverse impact of cyclical market trends or other factors, there can be no assurance that the Company would be able to comply with applicable financial covenants or meet its liquidity and capital needs.  The Company cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized on schedule; or that future borrowings will be available when needed or in an amount sufficient to enable the Company to repay indebtedness or to fund other liquidity needs.  The Company may need to refinance all or a portion of its indebtedness on or before maturity.  The Company cannot assure that it will be able to refinance any of its indebtedness on commercially reasonable terms or at all.

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

The Company incurs certain non-current liabilities, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds. As of September 30, 2002, the Company had $88.7 million in surety bonds outstanding which mature in the fourth quarter of 2002, and met the financial strength test for additional liabilities. There can be no assurance that the Company can continue to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  The Company anticipates that the renewal or obtaining of new surety bonds may require the Company to post collateral for a portion of the insured amount. Such collateral may include letters of credit or cash.  The Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

Most of the Company's export sales of phosphate and potash crop nutrients are marketed through two North American export associations, Phosphate Chemicals Export Association, Inc. (PhosChem) and Canpotex Limited, respectively, which fund their operations in part through third-party financing facilities.  During the second quarter of 2002, PhosChem entered into a new $65.0 million receivables purchase facility with a bank that replaced prior funding facilities.  This facility supports PhosChem's funding of its purchases of crop nutrients from the Company and other PhosChem members.

Operating activities generated $47.8 million of cash for the first nine months of 2002 compared to using $200.1 million for the same period in 2001.  The increase of $247.9 million was primarily driven by an increase in operating earnings and a decrease in cash invested in working capital mainly as a result of the voluntary termination of the Company's accounts receivable securitization in 2001, partially offset by changes in deferred taxes.

Net cash used in investing activities for the first nine months of 2002 of $121.2 million increased $25.2 million from $96.0 million for the first nine months of 2001.  This increase was primarily the result of the $10.0 million investment in Gulf Services (see Note 10 of Notes to Condensed Consolidated Financial Statements) and higher capital spending.  Capital expenditures for the first nine months of 2002 increased $2.8 million to $100.1 million from $97.3 million in the prior year.  The Company estimates that its capital expenditures from continuing operations for 2002 will approximate $140.0 million, $120.0 million after minority interest, and will be financed primarily from operations and borrowings.

Cash used in financing activities for the first nine months of 2002 of $86.0 million decreased $343.0 million compared to generating $257.0 million for the first nine months of 2001.  This decrease was primarily a result of net debt payments of $67.5 million in the current period compared to net debt proceeds of $300.0 million in the prior period due to the debt refinancing that occurred in the second quarter of 2001.  The Company also generated proceeds of $67.9 million in 2002 by issuing 5.4 million shares of common stock.  The proceeds from this issuance, together with $12.2 million of cash on hand, were used to terminate the Company's previous forward share repurchase agreement.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments.  The Company periodically enters into derivatives in order to minimize foreign currency risks and the effects of changing natural gas prices, but not for trading purposes.  As of September 30, 2002, none of the Company's exposure to the risk factors discussed above had materially changed from December 31, 2001.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  The Company's principal executive and financial officers have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this Quarterly Report on Form 10-Q and concluded that such disclosure controls and procedures are effective for the purpose for which they were designed.

Subsequent to the date of such evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.1

On June 13, 2002, Conoco Inc. (Conoco) filed a contractual claim against Agrico Chemical Company (a subsidiary of PLP) (Agrico), PLP, the Company, and IMC Global Operations Inc. (IMC Parties) and other unrelated defendants (Conoco vs. Agrico Chemical Company  et al., District Court of Oklahoma County, State of Oklahoma).  Alleging breach of contract for indemnification, the claim seeks a declaratory judgment of liability as well as unspecified reimbursement for costs expended by Conoco to investigate and remediate alleged contamination at a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site).  Conoco (or a corporate predecessor or affiliate) owned and operated the Ashepoo Site for approximately 60 years to produce fertilizer and fertilizer-related materials before selling the Ashepoo Site to Agrico, then a subsidiary of The Williams Companies, in 1972.  Agrico operated the production facility until 1975 and sold the facility in 1978.  On October 22, 2002, the Oklahoma State District Court issued an order dismissing the IMC Parties because the Court lacked jurisdiction to hear these claims.  Conoco filed a motion for reconsideration with the court on October 31, 2002.  The Company intends to vigorously oppose this motion and, if necessary, the underlying action and to seek any indemnification or other counterremedies to which it may be entitled.

For information on other legal and environmental proceedings, see Note 13 of Notes to Consolidated Financial Statements included in Part II, Item 8, of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 and Item I of Part II of the Company's Quarterly Reports on Form 10-Q for each of the quarterly periods ended March 31, 2002 and June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits
Reference is made to the Exhibit Index on page E-1 hereof.
(b)	Reports on Form 8-K.
A report under Items 7 and 9 dated August 13, 2002

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: Robert M. Qualls Robert M. Qualls Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date:  November 13, 2002

CERTIFICATION

I, Douglas A. Pertz, Chairman and Chief Executive Officer of IMC Global Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of IMC Global Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

               Douglas A. Pertz
 Douglas A. Pertz
Chairman and Chief Executive Officer
IMC Global Inc.

CERTIFICATION

I, J. Reid Porter, Executive Vice President and Chief Financial Officer of IMC Global Inc., certify that:

1.  I have reviewed this quarterly report on Form 10-Q of IMC Global Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

                         J. Reid Porter
J. Reid Porter
Executive Vice President and Chief Financial Officer
IMC Global Inc.

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X