Form 10-K
period 2002-12-31
IMC GLOBAL INC
filed 2003-03-19
CIK 820626

 **************************************************************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2002
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ✓   No ___

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of the last business day of the Registrant's most recently completed second fiscal quarter: $1,431,373,213 as of June 28, 2002. Market value is based on the June 28, 2002 closing price of Registrant's common stock as reported on the New York Stock Exchange Composite Transactions for such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock: 115,176,647 shares, excluding 15,408,654 treasury shares as of March 4, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of the Registrant's Annual Report to Shareholders for the year ended December 31, 2002 (Part I - Items 1 and 3 and Part II - Items 5, 6, 7, 7a and 8).
2.   Portions of the Registrant's definitive proxy statement to be issued in conjunction with the 2003 Annual Meeting of Stockholders (Part III - Items 10, 11, 12 and 13).

**************************************************************************************

2002 FORM 10-K CONTENTS

PART I.

Item 1.  Business.1

COMPANY PROFILE

IMC Global Inc. (Company or IMC), a publicly traded Delaware corporation incorporated in 1987, is one of the world's leading producers and distributors of crop nutrients to the domestic and international agricultural communities as well as one of the foremost manufacturers and distributors of animal feed ingredients to the worldwide industry. The Company mines, processes and distributes potash in the United States and Canada and is the majority joint venture partner in IMC Phosphates Company (IMC Phosphates), a leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. The Company's current operational structure consists of two continuing business units corresponding to its major product lines as follows: IMC PhosFeed (PhosFeed), which represents the phosphates and feed ingredients businesses, and IMC Potash (Potash). As a result of the planned divestiture of the remaining portions of IMC Chemicals, the financial information for this business is reflected as discontinued operations. See Note 4 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for information with respect to the status of this divestiture.

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

The crop nutrients industry is a global market, in which supply and demand are dictated by worldwide factors.  Demand is driven largely by economic and political conditions, demographics and limits on arable land.  Population growth increases demand for grain, as do increases in disposable income and associated improvements in diet.  Improved diets include greater consumption of livestock and poultry, which together account for approximately 70 percent of the annual consumption of grain.  Combined with limits on arable land, an increasing demand for grain drives demand for higher crop yields through greater application of crop nutrients.  Supply of crop nutrients is generally driven by higher global commodity prices, weather conditions and local government policies.

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

IMC and Phosphate Resource Partners Limited Partnership (PLP) have a 56.5 percent and 43.5 percent, respectively, direct economic interest in IMC Phosphates over the term of the joint venture. IMC owns 51.6 percent of the outstanding PLP limited partnership units. As a result, the Company's total interest in IMC Phosphates is approximately 78.9 percent.

For information on the Company's operating segments and its operations by geographic area, see Note 15 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

For additional information on the Company's business structure, see Notes 1 and 4 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

IMC's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, filed with the Securities and Exchange Commission (SEC) pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder are made available free of charge, on IMC's website, (www.imcglobal.com), as soon as reasonably practicable after IMC electronically files such material with, or furnishes it to, the SEC.  The information contained on IMC's website is not being incorporated herein.
_____________________________________
1 All statements, other than statements of historical fact contained within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  In particular, forward-looking statements may include words such as "expect," "anticipate," "believe," "may," "should," "could" or "estimate."  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Form 10-K.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company's various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.

BUSINESS UNIT INFORMATION

The following discussion of business unit operations should be read in conjunction with the information contained in Part II, Item 7, "Management Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

PhosFeed

Net sales for PhosFeed were $1,338.1 million, $1,245.9 million and $1,320.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.  PhosFeed is a leading United States miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with approximately 18 million tons of annual capacity.  PhosFeed is also a leading United States producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5)2.  PhosFeed's concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.  Additionally, PhosFeed is one of the world’s three largest producers and marketers of phosphate and potash-based animal feed ingredients with a total annual capacity approaching one million tons.
_______________________________________
2P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide.

PhosFeed’s facilities, which produce concentrated phosphates and animal feed phosphates, are located in central Florida and Louisiana.  Its annual capacity represents approximately 30 percent of total United States concentrated phosphate production capacity and approximately nine percent of world capacity.  The Florida concentrated phosphate facilities consist of two plants: New Wales and South Pierce.  The New Wales complex is the largest concentrated phosphate plant in the world with an estimated annual capacity of two million tons of phosphoric acid (P2O5equivalent).  New Wales primarily produces three forms of concentrated phosphates and four forms of animal feed phosphates.  Diammonium phosphate (DAP), monoammonium phosphate and merchant grade phosphoric acid are the fertilizer derivatives, while Biofos®, Dynafos®, Monofos® and Multifos® are the animal feed derivatives.  The South Pierce plant produces phosphoric acid and granular triple superphosphate.  Additionally, PhosFeed sources potassium raw materials from the Company’s respective production facilities and markets Dyna-K®, Dyna-K White® and Dynamate® as potassium-based feed ingredients.

The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft.  The Uncle Sam plant produces phosphoric acid.  The phosphoric acid is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular monoammonium phosphate (GMAP).  The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia.  The Taft facility manufactures DAP and GMAP.  Concentrated phosphate operations are managed to balance PhosFeed’s output with customer needs.  In response to then-current reduced market demand, PhosFeed suspended production at its Taft facility in July 1999 and suspended phosphoric acid production at its Faustina facility in November 1999.  From January 2001 until August 2001, PhosFeed temporarily shut down its Uncle Sam phosphoric acid production as well as its Faustina DAP and GMAP production.  The Taft facility and Faustina's phosphoric acid production facilities remain temporarily idled.

Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

Phosphate Rock
All of PhosFeed’s phosphate mines and related mining operations are located in central Florida.  PhosFeed extracts phosphate ore through surface mining after removal of a ten to fifty foot layer of sandy overburden and then processes the ore at its beneficiation plants where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials.  PhosFeed currently maintains four operational mines.

PhosFeed's rock production volume was approximately 18million tons, 14 million tons and 17 million tons for the years ended December 31, 2002, 2001 and 2000, respectively.  In order to manage its inventories, PhosFeed temporarily idled its mining operations in 2001 during the months of July and December.  Although PhosFeed sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates.  Tons used internally totaled approximately 12million, 11 million and 12 million for the years ended December 31, 2002, 2001 and 2000, respectively, representing 70 percent, 69 percent and 71 percent, respectively, of total rock tons shipped.  Rock shipments to customers totaled approximately five million tons for each of the years ended December 31, 2002, 2001 and 2000, respectively.

PhosFeed estimates its proven reserves to be 455million tons of phosphate rock as of December 31, 2002.  PhosFeed owns approximately 62percent of these reserves and controls the remainder through long-term lease, royalty or purchase option agreements.  Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL)3, with an average grade of 65 percent BPL.  The phosphate rock mined by PhosFeed in the last three years averaged 65percent BPL, which management believes is typical for phosphate rock mined in Florida during this period.  PhosFeed estimates its reserves based upon exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined.
_______________________________________________
3BPL is the standard industry term used to grade the quality of phosphate rock.

PhosFeed also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district (Resources).  Resources are mineralized deposits that may become economically recoverable.  However, additional geostatistical analyses, including further exploration, permitting and mining feasibility studies, are required before such deposits may be classified as reserves.  Based upon its preliminary analyses of these Resources, PhosFeed believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by PhosFeed but are similar to certain of the reserves being mined in current operations.  These Resources contain estimated recoverable phosphate rock of approximately 123 million tons.  Some of these Resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations.  Consequently, PhosFeed’s ability to mine these Resources may be restricted.

Sulphur
Sulphur is used at the New Wales, South Pierce, Uncle Sam and (when producing phosphoric acid) Faustina plants to produce sulphuric acid primarily for use in PhosFeed's production of phosphoric acid.  Until June 2002, a significant portion of PhosFeed’s sulphur requirements were provided by Freeport-McMoRan Sulphur LLC (FMS) under a supply agreement with the Company, while PhosFeed’s remaining sulphur requirements were provided by market contracts.  In June 2002, PhosFeed completed the acquisition of the sulphur transportation and terminaling assets of FMS through Gulf Sulphur Services Ltd., LLLP, a 50-50 joint venture with Savage Industries Inc.  Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, PhosFeed negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers.  See Note 16 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.  Additionally, the Company, CF Industries, Inc. and Cargill Fertilizer, Inc. have formed a separate joint venture to construct a facility for remelting sulphur for use at their respective Florida phosphate fertilizer operations.  The remelt facility is expected to be operational in 2004, and will provide PhosFeed additional flexibility by allowing it to diversify and procure a portion of its sulphur from the much larger and previously inaccessible offshore solid sulphur market.

Ammonia
PhosFeed’s ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under annual and multi‑year contracts.  Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is principally used internally to produce certain concentrated phosphates.

Sales and Marketing
Domestically, PhosFeed sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers.  PhosFeed also uses concentrated phosphates internally for the production of animal feed ingredients.  Virtually all of PhosFeed’s export sales of phosphate crop nutrients are marketed through the Phosphate Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization, which the Company administers on behalf of itself and two other member companies.  PhosChem believes that its sales represent approximately 45 percent of total United States exports of concentrated phosphates.  The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include China, Australia, Japan and Brazil.  During 2002, PhosFeed’s concentrated phosphates exports to Asia were 37percent of total shipments by volume, with China representing 49percent of export shipments.  PhosFeed, with a strong brand position in a $1.0 billion feed ingredients global market, also supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia.

The table below shows PhosFeed’s shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:

	2002		2001		2000
	Tons	%	Tons	%	Tons	%
Domestic	2,857	46	2,689	45	2,784	45
Export	3,331	54	3,313	55	3,346	55
Total shipments	6,188	100	6,002	100	6,130	100

As of December 31, 2002, PhosFeed had contractual commitments for 2003 from non‑affiliated customers for the shipment of approximately threemillion tons of concentrated phosphates and approximately fivemillion tons of phosphate rock.  PhosFeed also had contractual commitments from non-affiliated customers for the shipment of phosphate feed and feed grade potassium products amounting to approximately 500,000 tons in 2003.

Competition
PhosFeed operates in a highly competitive global market.  Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers.  Phosphate crop nutrient producers compete primarily based on price and, to a lesser extent, product quality and innovation.  Major integrated producers of feed phosphates and feed grade potassium are located in the United States, Europe and China.  Many smaller producers are located in emerging markets around the world.  Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market.  Competition in this global market is also driven by price, quality and service.

Potash

Net sales for the Company’s potash business unit were $805.9 million, $811.2 million, and $871.0 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Potash mines, processes and distributes potash in the United States and Canada.  The term "potash" applies generally to the common salts of potassium.  Potash's products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacture of mixed crop nutrients and, to a lesser extent, animal feed ingredients (see PhosFeed).  Potash also sells potash to customers for industrial use. Potash operates four potash mines in Canada as well as two potash mines in the United States.  In addition, Potash’s products are used for icemelter and water softener regenerant.  Potash has total capacity in excess of ten million tons of product per year.  In 2002, Potash’s operations accounted for approximately 15 percent of world capacity on a K2O4 basis.
__________________________________________
4Because the amount of potassium in the common salts of potassium varies, the industry has established a common standard of measurement of defining a product's potassium content, or grade, in terms of equivalent percentages of potassium oxide (K2O).  A K2O equivalent of 60 percent, 50 percent and 22 percent is the customary minimum standard for muriate of potash, sulphate of potash and double sulphate of potash magnesia products, respectively.

Canadian Operations
Potash’s four mines in Canada produce muriate of potash exclusively and are located in the province of Saskatchewan, Canada.  Two potash mines are interconnected at Esterhazy, one is located at Belle Plaine and one is located at Colonsay.  Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over 3,000 feet where continuous mining machines cut out the ore face and load it on to conveyor belts.  The ore is then crushed, moved to storage bins and then hoisted to refineries above ground. In contrast, Potash’s solution mining process involves heated water, which is pumped through a "cluster" to dissolve the potash in the ore bed.  A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather, electric drilling rig.  A separate distribution center at each cluster controls the brine flow.  The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques.  Concurrently, solution is pumped into a 130 acre cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge.  Refined potash is dewatered, dried and sized.  The Canadian operations produce 26 different potash products, including industrial grades, many through proprietary processes.

Under a long-term contract with Potash Corporation of Saskatchewan (PCS), Potash mines and refines PCS reserves for a fee plus a pro rata share of production costs.  The specified quantities of potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of approximately one million tons and a minimum of approximately five hundred thousand tons per year.  The current contract extends through June 30, 2006 and is renewable at the option of PCS for four additional five-year periods.

Potash controls the rights to mine 321,933 acres of potash-bearing land in Saskatchewan.  This land, of which 88,416 acres have already been mined or abandoned, contains over 4.1 billion tons of potash mineralization (calculated after estimated extraction losses) at an average grade of approximately 21 percent K2O.  Potash’s management believes that this ore is sufficient to support current operations for more than a century and will yield more than 1.3 billion tons of finished product with a K2O content of approximately 61 percent.

Potash’s mineral rights in Saskatchewan consist of 123,646 acres owned in fee, 174,969 acres leased from the province of Saskatchewan and 23,318 acres leased from other parties.  All leases are renewable at the option of Potash for an indefinite number of successive terms of 21 years.  Royalties, established by regulation of the province of Saskatchewan, amounted to approximately $8million in 2002 and 2001, and $9 million in 2000.

The Belle Plaine and Colonsay facilities, including owned and leased mineral rights, respectively, are subject to the mortgage granted under the Company's senior secured credit facility.   For further information, see Capital Resources and Liquidity incorporated by reference in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

Since December 1985, Potash has experienced an inflow of water into one of its two interconnected potash mines at Esterhazy, Saskatchewan.  As a result, Potash has incurred expenditures, certain of which, due to their nature, have been capitalized while others have been charged to expense, to control the inflow.  Since the initial discovery of the inflow, Potash has been able to meet all sales obligations from production at the mines.  Potash has considered alternatives to the operational methods employed at Esterhazy.  However, the procedures utilized to control the water inflow have proven successful to date, and Potash currently intends to continue conventional shaft mining.  Despite the relative success of these measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow, risk to employees or remediation costs will not increase to a level which would cause Potash to change its mining process or abandon the mines.  The current operating approach and related risks are reviewed on a regular basis by management and the board of directors.

Potash’s underground mine operations are presently insured against business interruption and risk from catastrophic perils, including collapse, floods and other property damage with the exception of flood coverage at Esterhazy.  Due to the ongoing water inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems.  Like other potash producers' shaft mines, the Colonsay mine is also subject to the risks of inflow of water as a result of its shaft mining operations.

United States Operations
Potash has two United States potash facilities: the Carlsbad shaft mine located in Carlsbad, New Mexico and the Hersey solution mine located in Hersey, Michigan.

The Carlsbad ore reserves are of two types: (1) sylvinite, a mixture of potassium chloride and sodium chloride, the same as the ore mined in Saskatchewan, and (2) langbeinite, a double sulfate of potassium and magnesium.

Continuous underground mining methods are utilized for the ore to be extracted.  In the mining sections, drum type mining machines are used to cut the sylvinite and langbeinite ores from the face.  Mining heights are as low as four and one-half feet.  Ore from the continuous sections is loaded onto conveyors, transported to storage areas, and then hoisted to the surface for further processing at the refinery.

Three types of potash are produced at Carlsbad’s langbeinite refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; double sulfate of potash magnesia, marketed under the brand name K-Mag®, containing significant amounts of sulphur, potassium and magnesium, with low levels of chloride; and sulfate of potash, supplying a high concentration of potassium with low levels of chloride.

At the Carlsbad facility, Potash mines and refines potash from 56,196 acres of reserves that are controlled by long-term leases.  These reserves contain an estimated total of 151.4 million tons of potash mineralization (calculated after estimated extraction losses) in three mining beds evaluated at thickness ranging from four and one-half feet to in excess of 11 feet.  At average refinery rates, these ore reserves are estimated to be sufficient to yield 8.9 million tons of concentrate from sylvinite with an average grade of approximately 60 percent K2O and 30.4 million tons of langbeinite concentrate with an average grade of approximately 22 percent K2O.  At projected rates of production, management estimates that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for more than 15 years and 23 years, respectively.

At Hersey, Michigan, Potash operates a solution mining facility which produces salt and potash.  At the Hersey facility, Potash’s mineral rights consist of 724 acres owned in fee and 11,630 acres controlled under long-term leases.  These lands contain an estimated 300 million tons of potash mineralization contained in two beds ranging in thickness from 14 to 30 feet.  Management estimates that these reserves are sufficient to yield 62 million tons of concentrate from sylvinite with an average grade of 60 percent K2O.  At current rates of production, management estimates that these reserves are sufficient to support operations for more than 300 years.  The Hersey facility, including owned and leased mineral rights, is subject to the mortgage granted under the Company’s senior secured credit facility.  For further information, see Capital Resources and Liquidity incorporated by reference in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," of this Annual Report on Form 10-K.

Royalties for the United States operations amounted to $4 million in 2002 and 2001, and $5 million in 2000.

Natural Gas
Natural gas is a significant raw material used in the potash solution mining process. The purchase, transportation and storage of natural gas amounted to approximately 13 percent of Potash's production costs for 2002.  The two solution mines accounted for approximately 74 percent of Potash's total natural gas requirements for potash production.  Potash purchases a portion of its requirements through fixed price physical contracts and uses forward contracts to fix the price of an additional portion of future purchases.   The remainder of its requirements is purchased either on the domestic spot market or under short-term contracts.

Sales and Marketing
Potash's North American potash sales are made through the Company’s sales force.  North American agricultural sales are primarily to independent accounts, co-operatives and large regional fertilizer buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry. Additionally, potash is sold as an ingredient in icemelter and as a water softener regenerant.

Potash is sold throughout the world, with Potash’s largest amount of sales outside of North America made to China, Japan, Malaysia, Korea, Australia, New Zealand and Latin America.  Potash’s exports from Canada, except to the United States, are made through Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers.  In general, Canpotex sales are allocated among the producer members based on production capacity.  Potash currently supplies approximately 36.7 percent of Canpotex's requirements.  Potash’s exports from Carlsbad are sold through Potash's sales force.  In 2002, 84 percent of the potash produced by Potash was sold as crop nutrients, while 16 percent was sold for non-agricultural uses.

The table below shows Potash's shipments of potash in thousands of tons:

	2002		2001		2000
	Tons	%	Tons	%	Tons	%

Domestic

Customers	5,227	66	5,050	65	5,318	64
Captive, to other business units	129	2	217	3	203	2
	5,356	68	5,267	68	5,521	66
Export	2,588	32	2,466	32	2,864	34
Total shipments	7,944	100	7,733	100	8,385	100

As of December 31, 2002, Potash had contractual commitments for 2003 from non-affiliated customers for the shipment of potash amounting to approximately 632,000 tons.

Competition
Potash is a commodity available from many sources and consequently, the market is highly competitive.  In addition to Potash, there are four North American producers: two in the United States and two in Canada.  Through its participation in Canpotex, Potash competes outside of North America with various independent potash producers and consortia as well as other export organizations, including state-owned organizations.  Potash's principal methods of competition, with respect to the sale of potash include: pricing; offering consistent, high-quality products and superior service; as well as developing new industrial and consumer uses for potash.

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

OTHER MATTERS

Environmental Matters

For information regarding environmental matters of the Company, see Environmental, Health and Safety Matters  incorporated by reference in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

Employees

The Company had 5,276 employees as of December 31, 2002.  The work force consisted of 1,486 salaried, 3,784 hourly employees and 6 temporary or part-time employees.

Labor Relations

Within North America, the Company has six collective bargaining agreements with the affiliated local chapters of three international unions.  As of December 31, 2002, approximately 91 percent of the hourly work force was covered under collective bargaining agreements.  No agreements were re-negotiated during 2002.  Three agreements will expire in 2003.  The Company has not experienced a significant work stoppage in recent years and considers its labor relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The ages and five-year employment history of the Company's executive officers as of March 15, 2003 was as follows:

E. Paul Dunn, Jr.
Age 49. Vice President, Finance and Treasurer of the Company since March 2002.  From May 1998 to March 2002, Mr. Dunn served as Vice President and Treasurer of the Company.  Prior to joining the Company, Mr. Dunn served as Vice President, Finance and Information Technology for GATX Terminals Corporation, a provider of storage, handling and transportation of petroleum and chemical commodities, from 1995 to 1998.

John J. Ferguson
Age 50.  President and Chief Operating Officer of the Company since joining the Company in March 2002.  Prior to joining the Company, Mr. Ferguson served as Senior Vice President, Integrated Nylon for Solutia Inc. (a spin-off of the former Monsanto Company), a chemical company headquartered in St. Louis, from 1998 to May 2001 and as Senior Vice President, Supply Chain and Shared Services from 1997 to 1998.  From 1995 to 1997, Mr. Ferguson served as Vice President and General Manager of Saflex Performance Films, a strategic business unit of Monsanto Company.

C. Steven Hoffman
Age 54. Senior Vice President of the Company since 1990 and President, IMC Sales and Marketing since March 2002.  From September 1998 to March 2002, Mr. Hoffman served as President, International of the Company, and from 1995 to August 1998, Mr. Hoffman served as Senior Vice President, International of the Company.

Mary Ann Hynes
Age 55. Senior Vice President and General Counsel of the Company since joining the Company in July 1999. Prior to joining the Company, Ms. Hynes served as Vice President, General Counsel and Secretary of Sundstrand Corporation, a designer and manufacturer of aerospace and industrial technology-based components, from 1998 to July 1999. From 1997 to 1998 Ms. Hynes served as General Counsel and Assistant Secretary of Wolters Kluwer U.S. Corporation, the parent company of numerous technical print and electronic publishers.

Stephen P. Malia
Age 48. Senior Vice President, Human Resources of the Company since joining the Company in January 2000. Prior to joining the Company, Mr. Malia served as Vice President, Human Resources-Exterior Systems Business for Owens Corning, a manufacturer of consumer and industrial building materials and composite systems, from 1997 through 1999.

Douglas A. Pertz
Age 48. Chairman and Chief Executive Officer of the Company since March 2002.  From October 2000 to March 2002, Mr. Pertz served as Chairman, President and Chief Executive Officer of the Company, and from October 1999 to October 2000, Mr. Pertz served as President and Chief Executive Officer of the Company.  Mr. Pertz served as President and Chief Operating Officer of the Company from October 1998 to October 1999.  Prior to joining the Company, Mr. Pertz served from 1995 to 1998 as President and Chief Executive Officer and as a director of Culligan Water Technologies, Inc., a leading manufacturer and distributor of water purification and treatment products.

J. Reid Porter
Age 54.  Executive Vice President and Chief Financial Officer of the Company since joining the Company in October 2001. Prior to joining the Company, Mr. Porter served as Vice President and partner of Hidden Creek Industries and Chief Financial Officer of Heavy Duty Holdings, both of Minneapolis, partnerships in the automotive-related and heavy-duty commercial vehicle industries, respectively, from 1998 until October 2001.  Mr. Porter served from 1996 to 1998 as Vice President and General Manager of a division of closely-held Andersen Windows.

Robert M. Qualls
Age 52.  Vice President and Controller of the Company since March 2002.  From January 2001 to March 2002, Mr. Qualls served as Vice President, Finance of IMC Crop Nutrients.  Mr. Qualls served as Vice President of Finance, Purchasing and Information Services of IMC Phosphates Company from October 1999 to January 2001, and as Vice President of Finance and Administration from February 1997 to October 1999.

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

Item 3.  Legal Proceedings1.

For information on legal and environmental proceedings, see Note 14 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2002.

PART II.

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters.

For information related to the years 2002 and 2001, reference is made to the Company's 2002 Annual Report to Stockholders under the heading "Quarterly Results (unaudited)," incorporated herein by reference.

The following provides information related to equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options, warrants or rights	Weighted-average exercise price of outstanding options, warrants or rights	Number of shares remaining available for future issuance under stock option plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	13,790,420	$19.99	4,959,647
Equity compensation plans not approved by stockholders	2,862	$ -	-
Total	13,793,282	n/a	4,959,647

Item 6.  Selected Financial Data.

For information related to the years 1998 through 2002 reference is made to the Company's 2002 Annual Report to Stockholders under the heading "Five Year Comparison," incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Company's 2002 Annual Report to Stockholders incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Market Risk incorporated herein by reference in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

Item 8.   Financial Statements and Supplementary Data.

Reference is made to the Company's Consolidated Financial Statements and Notes thereto of the Company's 2002 Annual Report to Stockholders (Annual Report), together with the report thereon of Ernst & Young LLP, of such Annual Report and the information contained under the heading "Quarterly Results (Unaudited)," of such Annual Report incorporated herein by reference. Condensed consolidating financial information for certain of the Company's subsidiaries, which are guarantors of the Company's Senior notes issued during 2001 and 2002, are included in Note 17 of the Company's 2002 Annual Report to Stockholders.  The complete audited financial statements for Phosphate Resource Partners Limited Partnership and IMC Phosphates Company, two of the guarantor entities which are partially-owned by the Company and which provided limited guarantees of the Senior notes, are contained within their own separate Annual Reports on Form 10-K filings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III.

Item 10. Directors and Executive Officers of the Registrant.

The information contained under the headings "The Annual Meeting--Election of Directors" and "Beneficial Ownership of Common Stock--Section 16(a) Beneficial Ownership Reporting Compliance," included in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders and the information contained under the heading "Executive Officers of the Registrant," in Part I, Item 1, “Business,” hereof is incorporated herein by reference.

Item 11. Executive Compensation.

The information under the heading "Policies Relating to the Board of Directors--Compensation of Directors" and "Executive Compensation," included in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading "Beneficial Ownership of Common Stock," included in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.  Reference is made to the information in the table set forth in Part II, Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters," of this Annual Report on Form 10-K.

Item 13. Certain Relationships and Related Transactions.

The information under the heading "Executive Compensation," included in the Company's definitive Proxy Statement for the 2003 Annual Meeting of Stockholders is incorporated herein by reference.  Reference is made to the information in the table set forth in Part II, Item 5, “Market for Registrant’s Common Stock and Related Stockholder Matters,” of this Annual Report on Form 10-K.

Item 14. Controls and Procedures.

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  The Company's principal executive and financial officers have evaluated the Company's disclosure controls and procedures within 90 days of the filing of this Annual Report on Form 10-K and concluded that such disclosure controls and procedures are effective for the purpose for which they were designed.

Subsequent to the date of such evaluation, there were no significant changes in internal controls or other factors that could significantly affect internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1) Consolidated financial statements filed as part of this report are listed under Part II, Item 8, “Financial Statements and Supplementary Data,” of this Annual Report on Form 10-K.
(2) All schedules for which provision is made in the applicable accounting regulations of the SEC are not required under the related instructions or are inapplicable, and therefore have been omitted.
(3) Reference is made to the Exhibit Index beginning on page E-1 hereof.
(b)	Reports on Form 8-K.
A report under Item 5 dated December 4, 2002.
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

Date: March 19, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
Douglas A. Pertz Douglas A. Pertz	Chairman and Chief Executive Officer (principal executive officer)	March 19, 2003
J. Reid Porter J. Reid Porter	Executive Vice President and Chief Financial Officer (principal financial officer)	March 19, 2003
Robert M. Qualls Robert M. Qualls	Vice President and Controller (principal accounting officer)	March 19, 2003
* Raymond F. Bentele	Director	March 19, 2003
* James M. Davidson	Director	March 19, 2003
* Harold H. MacKay	Director	March 19, 2003
* David B. Mathis	Director	March 19, 2003
* Donald F. Mazankowski	Director	March 19, 2003
* Richard L. Thomas	Director	March 19, 2003
* Pamela B. Strobel	Director	March 19, 2003

 By:     Rose Marie Williams
                 Rose Marie Williams
                Attorney-in-fact

CERTIFICATION

I, Douglas A. Pertz, Chairman and Chief Executive Officer of IMC Global Inc., certify that:

1. I have reviewed this annual report on Form 10-K of IMC Global Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c)  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

Douglas A. Pertz
Douglas A. Pertz
Chairman and Chief Executive Officer
IMC Global Inc.

CERTIFICATION

I, J. Reid Porter, Executive Vice President and Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of IMC Global Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

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

Exhibit 4.1 to the Company's Report on Form 8-K dated July 23, 1997*
4.ii.(b)	Indenture, dated as of August 1, 1999, between IMC Global Inc. and The Bank of New York, relating to the issuance of 7.625% Notes due 2005 and 7.375% Debentures due 2018	Exhibit 4.10 to the Registration Statement No. 333-63503
4.ii.(c)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008	Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001*
4.ii.(d)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001*
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

Supplemental Indenture dated as of August 2, 2001 between IMC Global Netherlands B.V.,, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-71510
4.ii.(g)

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

Supplemental Indenture dated as of January 1, 2002 between IMC Potash Colonsay ULC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(h) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
4.ii.(i)

Supplemental Indenture dated as of November 26, 2001 between IMC USA Inc. LLC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-103362
4.ii.(j)

Supplemental Indenture dated as of November 26, 2001 between Carey Salt Company, GSL Corporation, IMC Inorganic Chemicals Inc., IMC Kalium Ogden Corp., IMC Salt Inc. and NAMSCO Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-103362
4.ii.(k)

Supplemental Indenture dated as of July 1, 2002 between IMC Sulphur Holdings LLC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-103362
4.ii.(l)

Supplemental Indenture dated as of July 1, 2002 between IMC Global Dutch Holdings B.V.,, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(d) to Amendment No. 1 to Registration Statement No. 333-103362
4.ii.(m)

Amended and Restated credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003, by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

Exhibit 4.2 to the Current Report on Form 8-K of IMC Global Inc. for February 25, 2003*
4.iii.

Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

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
10.i.(n)	Agreement and Plan of Merger among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp. dated as of October 13, 2001	Exhibit 10.i.(n) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.i.(o)	Amendment No. 1 dated as of November 28, 2001 to Agreement and Plan of Merger among IMC Global Inc., Salt Holdings Corporation, YBR Holdings LLC and YBR Acquisition Corp.	Exhibit 10.i.(o) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(a)**	1988 Stock Option & Award Plan, as amended and restated	Exhibit A to Proxy Statement dated April 5, 2001*
10.iii.(b)**	1994 Stock Option Plan for Non-Employee Directors	Exhibit 4(a) to Registration Statement No. 33-56911
10.iii.(c)**	Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.iii.(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000*
10.iii.(d)**	Addendum dated July 10, 2001 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz		X
10.iii.(e)**	1998 Stock Option Plan for Non-Employee Directors	Exhibit 10.7 to the Company's Current Report on Form 8-K dated May 14, 1998*
10.iii.(f)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) 1998 Defined Contribution Supplemental Executive Retirement Plan	Exhibit 10.iii.(m) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(g)**	Form of Amended and Restated Executive Severance Agreement dated October 24, 2000 between IMC Global Inc. and C.S. Hoffman, M.A. Hynes, S.P. Malia and R. Porter	Exhibit 10.iii.(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000*
10.iii.(h)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) Restoration Plan	Exhibit 10.iii.(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(i)**	First amendment to the IMC Global Inc. 1998 Restoration Plan	Exhibit 10.iii.(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(j)**	Form of Key Manager Severance Agreement between IMC Global Inc. and K.E. McCormack and L.L. Shoemake	Exhibit 10.iii.(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000*
10.iii.(k)**	Sixth Amendment to the 1988 Stock Option and Award Plan, as amended and restated	Exhibit 10.iii.(p) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(l)**	Master Trust Agreement for IMC Global Inc. Nonqualified Deferred Compensation Plans	Exhibit 10.iii.(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(m)**	IMC Global Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan effective February 1, 2002	Exhibit 10.iii.(r) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(n)**	IMC Global Inc. Amended and Restated Management Deferred Compensation Plan effective February 1, 2002	Exhibit 10.iii.(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(o)**	First Amendment dated February 20, 2002 to the 1998 Stock Option Plan for Non-Employee Directors	Exhibit 10.iii.(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(p)**	Form of Executive Severance Agreement dated March 4, 2002 between IMC Global Inc. and J.J. Ferguson	Exhibit 10.iii.(u) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(q)**	Form of Key Manager Severance Agreement between IMC Global Inc. and E. Paul Dunn, Jr.		X
10.iii.(r)**	Form of Key Manager Severance Agreement between IMC Global Inc. and R. M. Qualls		X
10.iii.(s)**	1997 Directors' Pension Plan Termination and Conversion of Accrued Benefits		X
12	Ratio of Earnings to Fixed Charges		X
13	The portions of IMC Global Inc.'s 2002 Annual Report to Stockholders which are specifically incorporated by reference		X
21	Subsidiaries of the Registrant		X
23	Consent of Ernst & Young LLP, Independent Auditors		X
24	Power of Attorney		X
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

* SEC File No. 1-9759.
** Denotes management contract or compensatory plan.