Form 10-Q
period 2003-03-31
IMC GLOBAL INC
filed 2003-05-14
CIK 820626

*********************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  Ö   .          No____.

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes  Ö   .          No____.

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 115,141,757 shares, excluding 15,443,544 treasury shares as of May 6, 2003.

*********************************************

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements.  These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 are unaudited but include all adjustments which the Company's management considers necessary for fair presentation.  These adjustments consist of normal recurring accruals, the adoption of new accounting pronouncements and the recording of restructuring charges.  Certain 2002 amounts have been reclassified to conform to the 2003 presentation.  Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31
	2003	2002
Net sales	$ 552.1	$ 497.9
Cost of goods sold	516.0	429.2
Gross margins	36.1	68.7
Selling, general and administrative expenses	18.3	19.4
Restructuring charges	3.4	-
Operating earnings	14.4	49.3
Interest expense	45.9	44.3
Foreign currency transaction (gain) loss	21.9	(1.0)
Other expense, net	4.8	3.1
Earnings (loss) before minority interest	(58.2)	2.9
Minority interest	(11.6)	(4.2)
Earnings (loss) before taxes	(46.6)	7.1
Provision (benefit) for income taxes	(14.9)	2.3
Earnings (loss) before cumulative effect of a change in accounting principle	(31.7)	4.8
Cumulative effect of a change in accounting principle (net of minority interest of $6.9 and a tax benefit of $3.0)	(4.9)	-
Net earnings (loss)	$ (36.6)	$ 4.8
Basic and diluted earnings (loss) per share:
Earnings (loss) before cumulative effect of a change in accounting principle	$ (0.28)	$ 0.04
Cumulative effect of a change in accounting principle	(0.04)	-
Net earnings (loss) per share	$ (0.32)	$ 0.04
Basic weighted average number of shares outstanding	114.7	114.5
Diluted weighted average number of shares outstanding	114.7	115.9
Dividends declared per share of common stock	$ 0.02	$ 0.02

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	(Unaudited) March 31, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 11.1	$ 17.7
Restricted cash	-	105.5
Receivables, net	201.1	179.0
Inventories, net	311.8	349.1
Deferred income taxes	11.6	11.6
Other current assets	24.1	37.1
Total current assets	559.7	700.0
Property, plant and equipment, net	2,342.6	2,300.7
Goodwill, net	319.0	319.0
Other assets	342.6	317.4
Total assets	$ 3,563.9	$ 3,637.1
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 177.3	$ 154.8
Accrued liabilities	181.7	190.5
Short-term debt and current maturities of long-term debt	16.1	106.2
Total current liabilities	375.1	451.5
Long-term debt, less current maturities	2,162.1	2,165.3
Deferred income taxes	32.0	57.6
Other noncurrent liabilities	592.0	571.0
Stockholders' equity:
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,585,301 shares as of March 31 and December 31, respectively	130.6	130.6
Capital in excess of par value	1,741.2	1,743.9
Accumulated deficit	(1,023.6)	(984.7)
Accumulated other comprehensive loss	(97.2)	(146.4)
Treasury stock, at cost, 15,443,544 and 15,634,654 shares as of March 31 and December 31, respectively	(348.3)	(351.7)
Total stockholders' equity	402.7	391.7
Total liabilities and stockholders' equity	$ 3,563.9	$ 3,637.1

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31
	2003	2002
Cash Flows from Operating Activities
Net earnings (loss)	$ (36.6)	$ 4.8
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	41.1	41.1
Minority interest	(11.6)	(4.2)
Deferred income taxes	(18.6)	(26.5)
Cumulative effect of a change in accounting principle	4.9	-
Other charges and credits, net	(9.1)	3.6
Changes in:
Receivables	(22.1)	8.7
Inventories	37.3	(22.0)
Other current assets	0.2	(5.5)
Accounts payable	22.5	(0.9)
Accrued liabilities	(22.2)	(5.0)
Adjustments from discontinued operations	0.6	(7.1)
Net cash used in operating activities	(13.6)	(13.0)
Cash Flows from Investing Activities
Capital expenditures	(23.7)	(31.7)
Proceeds from sale of businesses	20.6	-
Other	-	0.1
Net cash used in investing activities	(3.1)	(31.6)
Net cash used before financing activities	(16.7)	(44.6)
Cash Flows from Financing Activities
Payments of long-term debt	(361.1)	(4.6)
Proceeds from issuance of long-term debt	366.5	-
Changes in short-term debt, net	(98.5)	(65.1)
Restricted cash	105.5	374.0
Payable to bondholders	-	(294.5)
Purchase of common shares	-	(79.5)
Issuance of common shares	-	67.9
Cash dividends paid	(2.3)	(2.3)
Net cash provided by (used in) financing activities	10.1	(4.1)
Net change in cash and cash equivalents	(6.6)	(48.7)
Cash and cash equivalents - beginning of period	17.7	248.7
Cash and cash equivalents - end of period	$ 11.1	$ 200.0

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(Unaudited)

1.   ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

On January 1, 2003 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 143, Accounting for Asset Retirement Obligations.  Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred.  Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset.  Accretion expense in connection with the discounted liability is also recognized over the remaining useful life of the related asset.  Upon adoption, the Company had the following legal obligations: (i) as a condition to receive permits for the mining of phosphate rock reserves, the Company must reclaim lands disturbed by mining; (ii) acidic water in the Phosphogypsum stack (Gyp Stack) ponds and pores must be treated to neutralize the acidity and then released into nearby waters of the state; (iii) Gyp Stacks at IMC's Florida and Louisiana facilities must be closed at the end of their useful lives; and (iv) the Company is obligated to remove all surface structures and equipment, plug and abandon mineshafts, contour and revegetate as necessary as well as monitor for three years after closure at its Carlsbad, New Mexico facility.  The estimated liability is based on the estimated cost to satisfy the above obligations and then discounted using a credit-adjusted risk-free rate.

The adoption of SFAS No. 143, resulted in an increase in net property, plant and equipment of $34.0 million, recognition of an additional asset retirement obligation liability of $48.8 million, and a cumulative effect of a change in accounting principle that increased the net loss and reduced stockholders' equity by $4.9 million, net of minority interest and taxes, in the first quarter of 2003.

The following is a reconciliation of prior year net earnings (loss) and basic and diluted earnings (loss) per share between the amounts previously reported by the Company and the adjusted amounts that would have been reported if SFAS No. 143 had been applied in prior years.

	Three months ended March 31, 2002	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Net earnings (loss) before cumulative effect of a change in accounting principle	$ 4.8	$ (110.2)	$ (42.0)	$ (345.0)
FAS 143 impact	-	(0.3)	(2.1)	(1.7)
Adjusted net earnings (loss) before cumulative effect of a change in accounting principle	$ 4.8	$ (110.5)	$ (44.1)	$ (346.7)
Net earnings (loss)	$ 4.8	$ (110.2)	$ (66.5)	$ (345.0)
FAS 143 impact	-	(0.3)	(2.1)	(1.7)
Adjusted net earnings (loss)	$ 4.8	$ (110.5)	$ (68.6)	$ (346.7)
Basic and diluted earnings (loss) per share:
Net earnings (loss) per share before cumulative effect of a change in accounting principle	$ 0.04	$ (0.97)	$ (0.36)	$ (3.00)
FAS 143 impact	-	-	(0.02)	(0.01)
Adjusted net earnings (loss) per share before cumulative effect of a change in accounting principle	$ 0.04	$ (0.97)	$ (0.38)	$ (3.01)
Net earnings (loss) per share	$ 0.04	$ (0.97)	$ (0.57)	$ (3.00)
FAS 143 impact	-	-	(0.02)	(0.01)
Adjusted net earnings (loss) per share	$ 0.04	$ (0.97)	$ (0.59)	$ (3.01)

A reconciliation of the Company's liability as of March 31, 2003 is as follows:

Three months ended March 31, 2003
Upon adoption at January 1, 2003	$ 146.8
Liability incurred	4.0
Liability settled	(6.3)
Accretion expense	1.6
Revisions to estimate	0.2
Ending balance	$ 146.3

If SFAS No. 143 had been applied in the prior years, the Company's liability would have been $146.8 million, $140.7 million, $135.4 million and $132.5 million as of December 31, 2002, 2001, 2000 and 1999, respectively.

2.   RESTRUCTURING CHARGES

To meet current business challenges and as part of the Company's drive to be the industry's low-cost producer, the Company announced an organizational restructuring program (Program) in January 2003.  This Program eliminated approximately 100 positions Company-wide and will focus on reducing additional costs through efficiency improvements.  A total of 72 employees left the Company by March 31, 2003.   The Company incurred charges of $3.4 million, $2.0 million after-tax and minority interest, or $0.02 per share, during the first quarter of 2003 associated with severance and related costs for the Program.  The Company expects to incur additional pre-tax charges of $0.3 million over the remainder of 2003.

Activity related to the Company's restructuring accruals during the period January 1, 2003 to March 31, 2003, including the prior restructuring activities, was as follows:

	Accrual as of January 1, 2003	Non-cash Charge[a]	Restructuring Charge	Cash Paid	Accrual as of March 31, 2003
Non-employee exit costs:
Demolition and closure costs	$ 22.2	$ 0.5	$ -	$ (5.0)	$ 17.7
Employee headcount reductions:
Severance benefits	2.2	-	3.4	(0.4)	5.2
Total	$ 24.4	$ 0.5	$ 3.4	$ (5.4)	$ 22.9

aRepresents accretion of the recorded liability.

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in the Company's 2002 Annual Report on Form 10-K.

3.   DISCONTINUED OPERATIONS

In December 1999, the Company received approval from the Board of Directors for a plan to sell the entire IMC Chemicals (Chemicals) business unit.  On November 5, 2001, the Company sold Penrice Soda Products Pty. Ltd., an Australian unit of Chemicals.  On February 21, 2003, the Company sold its White River Nahcolite Minerals (White River) sodium bicarbonate mine and plant for proceeds of approximately $20.6 million.  The Company is actively pursuing sales transactions for the remaining portion of Chemicals and targets completion by June 30, 2003.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 provides that long-lived assets classified as held for disposal as a result of disposal activities initiated prior to its adoption shall continue to be accounted for in accordance with the prior pronouncement applicable to those assets so long as certain criteria in SFAS No. 144 were met as of March 31, 2002.  The Company has determined the SFAS No. 144 criteria were met for Chemicals and will continue to account for Chemicals in accordance with Accounting Principles Board (APB) Opinion No. 30.  The Company reviewed the forecasted operating results through June 30, 2003 as well as estimates of sales proceeds and determined that no additional accrual as of March 31, 2003 was necessary.  The discontinued operations of Chemicals incurred an operating loss of $4.9 million, $2.8 million after tax, for the three months ended March 31, 2003.  In accordance with APB No. 30, this loss was included in the estimated loss on disposal recorded by the Company in 2002.

For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated losses on disposal, have been classified in Other current assets as net assets of discontinued operations held for sale.  See the table below for the detail and classification of assets and liabilities.

	March 31, 2003	December 31, 2002
Assets:
Receivables, net	$ 40.8	$ 44.5
Inventories, net	44.2	43.2
Other current assets	1.0	1.0
Property, plant and equipment, net	-	2.2
Other assets	4.0	6.3
Total assets	90.0	97.2
Liabilities:
Accounts payable	32.2	26.9
Accrued liabilities	28.7	27.9
Estimated accrued loss on disposal	7.3	-
Other noncurrent liabilities	19.7	19.1
Total liabilities	87.9	73.9
Net assets of discontinued operations held for sale	$ 2.1	$ 23.3

The Company cannot assure that it will be able to consummate the sale of the remaining portion of Chemicals within the desired time frame or upon favorable terms and conditions.  The failure to timely divest this business, or the divestiture of this business on unfavorable terms, could result in additional losses on the disposal of this business.

4.   INVENTORIES

	March 31, 2003	December 31, 2002
Products (principally finished)	$ 245.1	$ 282.7
Operating materials and supplies	71.6	71.0
	316.7	353.7
Less: Allowances	(4.9)	(4.6)
Inventories, net	$ 311.8	$ 349.1

5.   FINANCING ARRANGEMENTS

In May 2001, the Company entered into a new senior secured credit facility pursuant to a credit agreement.  The new credit facility, as amended and restated (New Credit Facility) consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and of a term loan facility (Term Loan Facility) of approximately $260.0 million.  As of March 31, 2003, the Company had a total of $35.1 million drawn under the Revolving Credit Facility; outstanding letters of credit totaling $83.1 million, $2.6 million of which do not reduce availability under the Revolving Credit Facility; and $260.4 million outstanding under the Term Loan Facility.  The net available additional borrowings under the Revolving Credit Facility as of March 31, 2003, were approximately $94.4 million.  The New Credit Facility contains certain covenants that limit matters, including capital expenditures, the payment of dividends, and repurchases or redemptions of capital stock.  Under the covenants limiting the payment of dividends, as of March 31, 2003, the Company had $1.9 million available for the payment of cash dividends with respect to its common stock.  The amount available for payment of dividends under this covenant is increased by 25 percent of cumulative Consolidated Net Income (as defined) for each fiscal year.  Additionally, after the payment of any future cash dividends on common stock, the Company must have at least $50.0 million of additional borrowings available under the Revolving Credit Facility.

Concurrent with the closing of the New Credit Facility, the Company issued $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Ten Year Notes).  On November 2, 2001, the Company issued an additional $100.0 million of the Ten Year Notes (November Note Offering).  On December 10, 2002, the Company completed the December Note Offering (together with the Seven Year Notes, the Ten Year Notes and the November Note Offering, Notes).  The proceeds of the December Note Offering were used: (i) to redeem all the remaining $98.3 million of the 6.50 percent senior notes due August 1, 2003 (Senior Notes), which resulted in a pre-tax charge of $2.8 million for early debt retirement, in January 2003; (ii) pay related fees and expenses; and (iii) for general corporate purposes.

The New Credit Facility requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facility).  Certain of such tests were amended on February 21, 2003 (February Amendment).  Among other things, in general the February Amendment reduced the maximum permitted aggregate annual amount of capital expenditures, joint venture investments and certain monetary acquisitions the Company and its subsidiaries may make to $160.0 million for 2003 and $250.0 million thereafter.  In addition, the maximum aggregate monetary acquisition consideration for certain types of future business acquisitions was limited to $10.0 million.  The February Amendment also modifies the existing limitations on indebtedness to allow for a new secured financing up to $55.0 million.  Upon completion of such a facility, availability under the Revolving Credit Facility would, subject to certain exceptions, be restricted to $185.0 million, with the remaining $25.0 million made available upon a written consent of the required lenders.  The Company expects to be in compliance with the provisions of the New Credit Facility as amended by the February Amendment throughout 2003.  Interest rates associated with the Term Loan Facility and the Revolving Credit Facility vary depending upon the Company's leverage ratio.  With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 150.0 to 225.0 basis points (depending on the Company's leverage ratio) or LIBOR plus 250.0 to 325.0 basis points (depending on the Company's leverage ratio).  With respect to the Term Loan Facility, interest on such loans is calculated at either prime plus 275.0 to 300.0 basis points or LIBOR plus 375.0 to 400.0 basis points.  Based on the amended pricing, the Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 325.0 basis points and LIBOR plus 400.0 basis points, respectively, as of March 31, 2003, which reflects a 25.0 basis point increase as a result of the February Amendment.

6.   OPERATING SEGMENTSa

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended March 31, 2003
Net sales from external customers	$ 340.5	$ 211.6	$ -	$ 552.1
Intersegment net sales	18.5	2.6	-	21.1
Gross margins	(14.8)	55.4	(4.5)	36.1
Operating earnings (loss)[b]	(28.3)	48.3	(5.6)	14.4
Three months ended March 31, 2002
Net sales from external customers	$ 295.4	$ 202.5	$ -	$ 497.9
Intersegment net sales	17.3	2.7	-	20.0
Gross margins	18.0	54.6	(3.9)	68.7
Operating earnings (loss)	7.1	48.2	(6.0)	49.3

aThe operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 3).
b Operating earnings (loss) include restructuring charges of $2.4 million, $0.8 million and $0.2 million for IMC PhosFeed, IMC Potash and Other, respectively. (Note 2)

7.   COMPREHENSIVE INCOME

	Three months ended March 31
	2003	2002
Comprehensive income:
Net earnings (loss)	$ (36.6)	$ 4.8
Net unrealized gain on derivative instruments	6.2	14.9
Minimum pension liability	3.8	-
Foreign currency translation adjustment	39.2	(2.9)
Total comprehensive income for the period	$ 12.6	$ 16.8

8.   EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (EPS) is net earnings.  The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator).  The following is a reconciliation of the Denominator for the basic and diluted earnings per share computations:

	Three months ended March 31
	2003	2002
Basic EPS shares	114.7	114.5
Effect of dilutive securities	-	1.4
Diluted EPS shares	114.7	115.9

Common shares issuable upon the exercise of 14.9 million options were not included in the computation of diluted earnings per share as of March 31, 2003 because the Company incurred a loss before a cumulative effect of a change in accounting principle and, therefore, the effect of their inclusion was antidilutive.  Options to purchase approximately 10.0 million shares of common stock as of March 31, 2002 were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.

9.   STOCK OPTIONS

The Company uses the intrinsic value method to account for stock-based employee compensation in each period presented.

If the Company's stock option plans' compensation cost had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and earnings (loss) per share would have changed to the following pro forma amounts:

Three months ended March 31
	2003	2002
Stock compensation cost (net of tax):
As reported	$ 0.4	$ 0.3
Pro forma	$ 1.9	$ 2.2
Net earnings (loss):
As reported	$ (36.6)	$ 4.8
Pro forma	$ (38.1)	$ 2.9
Basic and diluted net earnings (loss) per share:
As reported	$ (0.32)	$ 0.04
Pro forma	$ (0.33)	$ 0.03

10.  SUBSEQUENT EVENTS

Most of the Company’s sales of potash into and from the United States are made through a subsidiary, IMC USA Inc. LLC (IMC USA).   On May 7, 2003 IMC USA entered into a new five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to $52.5 million, initially bearing interest at LIBOR plus 275 basis points, secured by its accounts receivable and inventory, with the maximum amount of borrowings determined by factors principally relating to the amount and nature of accounts receivable and inventory that secure it.  The Potash Facility is available for general corporate purposes of IMC USA, including working capital requirements of IMC Potash.   Initial borrowings under the Potash Facility in the amount of $47.6 million are being used to reduce borrowings under the Revolving Credit Facility and pay related fees.  Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc, a subsidiary of the Company which is the parent of IMC USA and each of the Company’s subsidiaries that own and operate the mines of IMC’s Potash business.   Neither the Company nor any other subsidiary is a guarantor for the borrowings under the Potash Facility.  As discussed in Note 5 of Notes to Condensed Consolidated Financial Statements, availability of the Potash Facility reduces available borrowings under the Revolving Credit Facility by $25.0 million.

11.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Payment of the Notes of the Company is fully and unconditionally guaranteed by certain of the Company's restricted subsidiaries (as defined in the Notes indenture) and is also guaranteed, on a limited basis, by IMC Phosphates Company (IMC Phosphates) and Phosphate Resources Partners Limited Partnership.

The following tables present condensed consolidating financial information for the guarantors of the Notes. The following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of this information.

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

For the three months ended March 31, 2003

Net sales	$ -	$ -	$ 340.2	$ 251.8	$ 65.0	$ (104.9)	$ 552.1
Cost of goods sold	1.7	-	355.4	226.3	41.7	(109.1)	516.0
Gross margins	(1.7)	-	(15.2)	25.5	23.3	4.2	36.1
Selling, general and administrative expenses	0.4	2.6	11.0	6.7	1.4	(3.8)	18.3
Restructuring activity	-	-	2.4	0.8	0.2	-	3.4
Operating earnings (loss)	(2.1)	(2.6)	(28.6)	18.0	21.7	8.0	14.4
Equity in earnings (loss) of subsidiaries/affiliates	(63.5)	(10.4)	-	9.7	-	64.2	-
Interest expense	32.6	7.5	4.9	1.8	(0.3)	(0.6)	45.9
Other (income) expense, net	5.5	-	(1.4)	8.4	12.3	1.9	26.7
Minority interest	(11.6)	-	-	-	-	-	(11.6)
Earnings (loss) before income taxes	(92.1)	(20.5)	(32.1)	17.5	9.7	70.9	(46.6)
Provision (benefit) for income taxes	(29.5)	-	-	5.6	3.1	5.9	(14.9)
Earnings (loss) before cumulative effect of change in accounting principle	(62.6)	(20.5)	(32.1)	11.9	6.6	65.0	(31.7)
Cumulative effect of change in accounting principle	26.0	(13.6)	(32.7)	(1.3)	3.1	13.6	(4.9)
Net earnings (loss)	$ (36.6)	$ (34.1)	$ (64.8)	$ 10.6	$ 9.7	$ 78.6	$ (36.6)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2002
Net sales	$ -	$ -	$ 295.4	$ 267.3	$ 48.1	$(112.9)	$ 497.9
Cost of goods sold	1.1	-	276.2	235.2	34.3	(117.6)	429.2
Gross margins	(1.1)	-	19.2	32.1	13.8	4.7	68.7
Selling, general and administrative expenses	-	2.4	10.8	7.7	2.0	(3.5)	19.4
Operating earnings (loss)	(1.1)	(2.4)	8.4	24.4	11.8	8.2	49.3
Equity in earnings of subsidiaries/affiliates	39.1	4.1	-	9.4	-	(52.6)	-
Interest expense	33.0	7.5	4.2	3.7	(0.8)	(3.3)	44.3
Other (income) expense, net	2.1	-	1.1	4.0	(1.2)	(3.9)	2.1
Minority interest	(4.2)	-	-	-	-	-	(4.2)
Earnings (loss) before taxes	7.1	(5.8)	3.1	26.1	13.8	(37.2)	7.1
Provision for income taxes	2.3	-	-	8.4	4.4	(12.8)	2.3
Net earnings (loss)	$ 4.8	$ (5.8)	$ 3.1	$ 17.7	$ 9.4	$ (24.4)	$ 4.8

Condensed Consolidating Balance Sheet
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of March 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 0.1	$ -	$ 1.3	$ 0.2	$ 2.9	$ 6.6	$ -	$ 11.1
Receivables, net	-	-	111.1	113.1	104.9	30.7	(158.7)	201.1
Due from affiliates	39.6	59.0	-	0.7	726.0	148.5	(973.8)	-
Inventories, net	(2.2)	-	205.5	-	136.5	18.7	(46.7)	311.8
Other current assets	11.6	-	6.1	-	12.3	4.6	1.1	35.7
Total current assets	49.1	59.0	324.0	114.0	982.6	209.1	(1,178.1)	559.7
Property, plant and equipment, net	196.2	-	1,411.6	-	621.6	112.8	0.4	2,342.6
Due from affiliates	787.7	-	9.7	-	352.5	73.1	(1,223.0)	-
Investment in subsidiaries/affiliates	1,261.3	253.2	-	-	4,789.7	(142.6)	(6,161.6)	-
Other assets	510.0	0.6	52.8	9.7	57.5	41.6	(10.6)	661.6
Total assets	$2,804.3	$ 312.8	$1,798.1	$ 123.7	$6,803.9	$ 294.0	$(8,572.9)	$3,563.9
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ -	$ 1.1	$ 120.6	$ -	$ 85.5	$ 16.8	$(46.7)	$ 177.3
Accrued liabilities	73.1	2.1	56.2	18.4	52.8	15.0	(35.9)	181.7
Due to (from) affiliates	(9.9)	31.3	161.1	(0.1)	961.3	(39.5)	(1,104.2)	-
Short-term debt and current maturities of long-term debt	2.7	5.7	11.4	-	-	3.4	(7.1)	16.1
Total current liabilities	65.9	40.2	349.3	18.3	1,099.6	(4.3)	(1,193.9)	375.1
Due to affiliates	300.5	-	124.8	-	328.5	43.0	(796.8)	-
Long-term debt, less current maturities	1,972.0	548.8	334.0	-	-	0.3	(693.0)	2,162.1
Other noncurrent liabilities	(2.8)	108.2	148.8	133.9	178.8	78.3	(21.2)	624.0
Stockholders' equity (deficit)	468.7	(384.4)	841.2	(28.5)	5,197.0	176.7	(5,868.0)	402.7
Total liabilities and stockholders' equity (deficit)	$2,804.3	$ 312.8	$1,798.1	$ 123.7	$6,803.9	$ 294.0	$(8,572.9)	$3,563.9

  Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 1.8	$ -	$ 0.1	$ 0.2	$ (6.1)	$ 21.7	$ -	$ 17.7
Restricted cash	103.9	-	-	-	1.6	-	-	105.5
Receivables, net	0.1	-	100.8	108.3	97.9	25.0	(153.1)	179.0
Due from affiliates	28.9	59.0	-	0.7	682.7	130.9	(902.2)	-
Inventories, net	(2.3)	-	244.3	-	135.1	19.8	(47.8)	349.1
Other current assets	11.6	-	8.1	-	5.7	1.1	22.2	48.7
Total current assets	144.0	59.0	353.3	109.2	916.9	198.5	(1,080.9)	700.0
Property, plant and equipment, net	181.8	-	1,399.1	-	629.4	92.5	(2.1)	2,300.7
Due from affiliates	768.2	-	9.7	-	316.4	70.8	(1,165.1)	-
Investment in subsidiaries/affiliates	1,326.3	277.9	-	-	4,716.4	(141.9)	(6,178.7)	-
Other assets	485.4	0.7	56.3	9.7	57.7	34.0	(7.4)	636.4
Total assets	$2,905.7	$ 337.6	$1,818.4	$ 118.9	$6,636.8	$ 253.9	$(8,434.2)	$3,637.1
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ -	$ 1.5	$ 119.7	$ -	$ 56.5	$ 11.1	$ (34.0)	$ 154.8
Accrued liabilities	72.1	4.8	64.5	12.0	53.4	10.1	(26.4)	190.5
Due to (from) affiliates	(40.5)	28.5	158.3	(0.1)	946.7	(28.9)	(1,064.0)	-
Short-term debt and current maturities of long-term debt	98.3	-	13.7	-	-	3.7	(9.5)	106.2
Total current liabilities	129.9	34.8	356.2	11.9	1,056.6	(4.0)	(1,133.9)	451.5
Due to affiliates	270.8	-	126.5	-	303.7	39.4	(740.4)	-
Long-term debt, less current maturities	1,968.4	543.3	310.8	-	-	0.2	(657.4)	2,165.3
Other noncurrent liabilities	23.6	109.1	117.3	135.5	184.6	79.8	(21.3)	628.6
Stockholders' equity (deficit)	513.0	(349.6)	907.6	(28.5)	5,091.9	138.5	(5,881.2)	391.7
Total liabilities and stockholders' equity (deficit)	$2,905.7	$ 337.6	$1,818.4	$ 118.9	$6,636.8	$ 253.9	$(8,434.2)	$3,637.1

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2003
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (31.1)	$ (11.2)	$ (1.6)	$ -	$ 11.8	$ (12.0)	$ 30.5	$ (13.6)
Cash Flows from Investing Activities
Capital expenditures	-	-	(18.0)	-	(4.4)	(2.8)	1.5	(23.7)
Proceeds from sale of businesses	20.6	-	-	-	-	-	-	20.6
Net cash provided by (used in) investing activities	20.6	-	(18.0)	-	(4.4)	(2.8)	1.5	(3.1)
Net cash provided (used) before financing activities	(10.5)	(11.2)	(19.6)	-	7.4	(14.8)	32.0	(16.7)
Cash Flows from Financing Activities
Payments of long-term debt	(361.1)	-	(3.4)	-	-	-	3.4	(361.1)
Proceeds from issuance of long-term debt, net	366.5	11.2	24.2	-	-	-	(35.4)	366.5
Changes in short-term debt, net	(98.2)	-	-	-	-	(0.3)	-	(98.5)
Restricted cash	103.9	-	-	-	1.6	-	-	105.5
Cash dividends paid	(2.3)	-	-	-	-	-	-	(2.3)
Net cash provided by (used in) financing activities	8.8	11.2	20.8	-	1.6	(0.3)	(32.0)	10.1
Net change in cash and cash equivalents	(1.7)	-	1.2	-	9.0	(15.1)	-	(6.6)
Cash and cash equivalents - beginning of period	1.8	-	0.1	0.2	(6.1)	21.7	-	17.7
Cash and cash equivalents - end of period	$ 0.1	$ -	$ 1.3	$ 0.2	$ 2.9	$ 6.6	$ -	$ 11.1

Condensed Consolidating Statement of Cash Flows
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2002
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (106.6)	$ (10.9)	$ 26.3	$ (0.4)	$ 60.1	$ 4.0	$ 14.5	$ (13.0)
Cash Flows from Investing Activities
Capital expenditures	-	-	(28.2)	-	(3.1)	(1.9)	1.5	(31.7)
Other	-	-	0.1	-	-	-	-	0.1
Net cash used in investing activities	-	-	(28.1)	-	(3.1)	(1.9)	1.5	(31.6)
Net cash provided (used) before financing activities	(106.6)	(10.9)	(1.8)	(0.4)	57.0	2.1	16.0	(44.6)
Cash Flows from Financing Activities
Payments of long-term debt	(0.7)	-	(1.0)	-	(3.1)	-	0.2	(4.6)
Proceeds from issuance of long-term debt, net	-	10.9	5.1	-	-	-	(16.0)	-
Changes in short-term debt, net	(1.7)	-	-	-	(62.4)	(0.9)	(0.1)	(65.1)
Restricted cash	374.0	-	-	-	-	-	-	374.0
Payable to bondholders	(294.5)	-	-	-	-	-	-	(294.5)
Purchase of common shares	(79.5)	-	-	-	-	-	-	(79.5)
Issuance of common shares	67.9	-	-	-	-	-	-	67.9
Cash dividends paid	(2.3)	-	-	-	-	-	-	(2.3)
Other	0.1	-	-	-	-	-	(0.1)	-
Net cash provided by (used in) financing activities	63.3	10.9	4.1	-	(65.5)	(0.9)	(16.0)	(4.1)
Net change in cash and cash equivalents	(43.3)	-	2.3	(0.4)	(8.5)	1.2	-	(48.7)
Cash and cash equivalents - beginning of period	233.0	-	0.9	0.1	7.8	6.9	-	248.7
Cash and cash equivalents - end of period	$ 189.7	$ -	$ 3.2	$ (0.3)	$ (0.7)	$ 8.1	$ -	$ 200.0

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2003 vs. three months ended March 31, 2002

Overview
Net sales for the first quarter of 2003 were $552.1 million and gross margins were $36.1 million.  The net loss in the current quarter was $36.6 million, or $0.32 per share, including a restructuring charge of $3.4 million, $2.0 million after tax and minority interest, or $0.02 per share (see Note 2 of Notes to Condensed Consolidated Financial Statements), and the cumulative effect of a change in accounting principle of $4.9 million, net of minority interest and taxes, or $0.04 per share (see Note 1 of Notes to Condensed Consolidated Financial Statements).  Net sales for the first quarter of 2002 were $497.9 million and gross margins were $68.7 million.  Net earnings for the quarter were $4.8 million, or $0.04 per share.

Net sales for the first quarter of 2003 increased $54.2 million or 11 percent from the prior year period while gross margins decreased $32.6 million or 47 percent.  The increase in sales was the result of higher concentrated phosphate sales volumes of $17.0 million and prices of $15.9 million as well as higher potash sales volumes of $10.7 million.  Margins decreased as a result of higher raw material costs of $33.4 million, higher phosphate operating costs of $11.9 million and higher idle plant costs of $5.8 million, partially offset by the higher phosphate sales prices discussed previously.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed
IMC PhosFeed's net sales for the first quarter of 2003 increased 15 percent to $359.0 million compared to $312.7 million for the same period last year largely as a result of higher concentrated phosphate sales volumes and prices.  Higher shipments of concentrated phosphates, primarily diammonium phosphate (DAP), favorably impacted net sales by $17.0 million.  Average DAP prices increased seven percent to $143 per short ton in the first quarter of 2003 from $134 per short ton in the first quarter of 2002.

Gross margins decreased to a negative $14.8 million for the first quarter of 2003 compared to a positive $18.0 million for the first quarter of last year.  Margins were unfavorable as a result of higher raw material costs, specifically ammonia and sulphur, of $30.8 million, higher phosphate operating costs of $11.9 million and higher idle plant costs of $5.8 million, partially offset by higher phosphate sales prices of $15.9 million.  The higher idle plant costs resulted from the shutdown of the Fort Green rock mine to reduce inventory levels and  cash outflow.

Approximately 30 percent of IMC's Louisiana concentrated phosphate output continued to be idled to balance supply and current market demand, an operating rate projected to be maintained throughout 2003.

__________________________________________
1All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  In particular, forward-looking statements may include words such as "except," "anticipate," "believe," "may," "should," "could" or "estimate."  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

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

IMC Potash
IMC Potash's net sales for the first quarter of 2003 increased four percent to $214.2 million compared to $205.2 million for the same period last year.  Gross margins were essentially unchanged at $55.4 million for the first quarter of 2003 compared to $54.6 million for the same period in 2002.  The increase in net sales was primarily the result of increased sales volumes of $10.7 million.  Potash sales volumes increased primarily as a result of a 1.7 percent increase in its annual allocation of Canpotex Limited muriate of potash sales volumes to 36.67 percent.  This allocation increase improved first quarter 2003 sales by $3.0 million for the retroactive sales volume adjustment to July 1, 2002.

Key statistics
The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended March 31:

	2003	2002
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,636	1,498
Potash	2,153	2,006
Average price per ton[b]:
DAP	$ 143	$ 134
Potash	$ 74	$ 75

a Sales volumes include tons sold captively.  IMC Phosphates' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB plant/mine.

Foreign currency transaction (gain) loss
Foreign currency transaction (gain) loss for the first quarter of 2003 changed $22.9 million to a loss of $21.9 million from a gain of $1.0 million in the prior year period.  This was primarily caused by a seven percent strengthening in the Canadian dollar against the United States dollar.  This impacts the carrying value of United States dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Other expense, net
Other expense, net for the first quarter of 2003 changed $1.7 million to $4.8 million from $3.1 million in the prior year period.  This change was primarily a result of a $2.8 million charge related to debt retirement costs from the early retirement of the Senior Notes.  Costs associated with debt retirement are no longer considered extraordinary per SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  Partially offsetting this charge was a $1.9 million gain on natural gas forward purchase contracts related to facilities temporarily idled during the first quarter of 2003.  Per SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, the underlying contracts did not qualify as hedges because the facilities designated to take delivery of the natural gas were idled.

Minority interest
Losses allocated to minority interest increased $7.4 million from the same period last year.  This increase in losses allocated to minority interest was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating a loss in the current quarter as compared to earnings in the prior year period.

Income taxes
The effective tax rate was 32 percent for both periods.  The difference between the income tax benefit and provision for income taxes for the two periods is primarily as a result of the Company generating a pre-tax operating loss in the current year compared to pre-tax earnings in the prior year.

Cumulative effect of a change in accounting principle
On January 1, 2003 the Company adopted SFAS No. 143.    Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred.  In the first quarter, the Company recorded a charge of $4.9 million representing the difference between the Company recording its obligations pursuant to the new requirements and amounts previously recorded (see 7402: Note 1 of Notes to Condensed Consolidated Financial Statements).

Capital Resources and Liquidity

The Company's ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on the Company's ability to generate cash in the future.  This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company's control.  The Company believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet the Company's operating expenses and capital expenditures and to service its debt requirements and other contractual obligations as they become due.

The Company's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test.  In addition, the credit facilities contain certain covenants and events of default.  Most of the Company's various material debt instruments have cross default provisions.  In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default.  Of the Company's material debt instruments, the New Credit Facility has the lowest specified threshold amount, $20.0 million.  The Company's access to funds is dependent upon its product prices, input costs and market conditions.  During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors; there can be no assurance that the Company would be able to comply with applicable financial covenants or meet its liquidity needs.  The Company cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized on schedule; or that future borrowings will be available when needed or in an amount sufficient to enable the Company to repay indebtedness or to fund other liquidity needs.

There can be no assurance that the Company will be able to obtain any necessary waivers or amendments from the requisite lenders.  Any failure to comply with the restrictions of the credit facilities or any agreement governing its indebtedness may result in an event of default under those agreements.  Such default may allow the creditors to accelerate the related debt, which may trigger cross-acceleration or cross-default provisions in other debt.  In addition, lenders may be able to terminate any commitments they had made to supply the Company with further funds (including periodic rollovers of existing borrowings).   The Company has been in compliance with all of its debt and other covenants during all periods presented.  No waivers have been necessary.

The Company entered into a new senior secured credit facility on May 17, 2001.  Pursuant to the New Credit Facility, the Company and certain of its domestic subsidiaries may borrow up to approximately $470.0 million.  The New Credit Facility consists of a Revolving Credit Facility of up to $210.0 million available for revolving credit loans and letters of credit as well as Term Loan Facility of approximately $260.0 million. The New Credit Facility requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facility).  Certain of such tests were amended on February 21, 2003. Concurrent with the closing of the New Credit Facility, the Company issued the Seven Year Notes and the Ten Year Notes.  On November 2, 2001, the Company issued the November Note Offering.  On December 10, 2002, the Company issued the December Note Offering.

The Company incurs certain non-current liabilities for reclamation activities and phosphogypsum stack closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of March 31, 2003 the Company had $88.7 million in surety bonds outstanding which mature over the course of 2003, and met the financial strength test for the remaining portion of such additional liabilities.  In connection with the outstanding surety bonds, the Company has posted $40.0 million of collateral in the form of letters of credit.  There can be no assurance that the Company can continue to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, the Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

Operating activities used $13.6 million of cash for the first three months of 2003 compared to using $13.0 million for the same period in 2002.  The variance from the prior year was virtually flat as the decrease in current year earnings was offset by a decrease in cash invested in working capital.

Net cash used in investing activities for the first three months of 2003 of $3.1 million decreased $28.5 million from $31.6 million for the first three months of 2002.  This decrease was primarily the result of the $20.6 million in proceeds received from the sale of White River (see Note 3 of Notes to Condensed Consolidated Financial Statements) as well as lower capital spending.  Capital expenditures for the first three months of 2003 decreased $8.0 million to $23.7 million from $31.7 million in the prior year.  The Company estimates that its capital expenditures from continuing operations for 2003 will approximate $140.0 million and will be financed primarily from operations and borrowings.

Cash generated by financing activities for the first three months of 2003 of $10.1 million changed $14.0 million compared to using $4.1 million for the first three months of 2002.  This change was primarily the result of the absence of the funds used to terminate the Company's forward share repurchase agreement in 2002.  The Company also used its Restricted cash to redeem the remaining Senior Notes.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments.  The Company periodically enters into derivatives in order to minimize foreign currency risks and the effects of changing natural gas prices, but not for trading purposes.  During the first half of the second quarter the Canadian dollar has strengthened by approximately six percent compared to the U.S. dollar, which may negatively impact the income statement results for the second quarter of 2003.  As of March 31, 2003, none of the Company's exposure to the other risk factors discussed above had materially changed from December 31, 2002.

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
A report under Items 5 and 7 dated February 27, 2003.

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: Robert M. Qualls Robert M. Qualls Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date:  May 14, 2003

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

Date: May 14, 2003

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

Date: May 14, 2003

                              J. Reid Porter
J. Reid Porter
Executive Vice President and Chief Financial Officer
IMC Global Inc.

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.(a)*	Addendum dated February 17, 2003 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz		X
10.iii.(b)*	Addendum dated March 21, 2003 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz		X
99.1	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X
99.2	Certification Pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*Denotes management contract or compensatory plan.