Form 10-Q
period 2003-06-30
IMC GLOBAL INC
filed 2003-08-12
CIK 820626

****************************************************************************

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes  X   .          No____.

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 115,131,940 shares, excluding 15,453,361 treasury shares as of August 4, 2003.

****************************************************************************

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company) do not include all disclosures normally provided in annual financial statements.  These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10‑K for the year ended December 31, 2002 are unaudited but include all adjustments which the Company's management considers necessary for fair presentation.  These adjustments consist of normal recurring accruals and the adoption of new accounting pronouncements.  Certain 2002 amounts have been reclassified to conform to the 2003 presentation.  Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Net sales	$ 538.7	$ 588.3	$ 1,090.8	$ 1,086.2
Cost of goods sold	494.9	511.9	1,010.9	941.1
Gross margins	43.8	76.4	79.9	145.1
Selling, general and administrative expenses	22.1	19.0	40.4	38.4
Gain on sale of assets	(16.5)	-	(16.5)	-
Restructuring charges	0.3	-	3.7	-
Operating earnings	37.9	57.4	52.3	106.7
Interest expense	46.0	43.2	91.9	87.5
Foreign currency transaction loss	28.8	7.7	50.7	6.7
Gain from the sale of investment	(35.5)	-	(35.5)	-
Other (income) expense, net	(4.3)	1.9	0.5	5.0
Earnings (loss) before minority interest	2.9	4.6	(55.3)	7.5
Minority interest	(11.1)	(5.3)	(22.7)	(9.5)
Earnings (loss) before taxes	14.0	9.9	(32.6)	17.0
Provision (benefit) for income taxes	(8.1)	3.2	(23.0)	5.5
Earnings (loss) from continuing operations	22.1	6.7	(9.6)	11.5
Loss from discontinued operations	(29.0)	(54.1)	(29.0)	(54.1)
Loss before cumulative effect of a change in accounting principle	(6.9)	(47.4)	(38.6)	(42.6)
Cumulative effect of a change in accounting principle (net of minority interest of $6.9 and a tax benefit of $3.0)	-	-	(4.9)	-
Net loss	$ (6.9)	$ (47.4)	$ (43.5)	$ (42.6)
Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$ 0.19	$ 0.06	$ (0.08)	$ 0.10
Loss from discontinued operations	(0.25)	(0.47)	(0.25)	(0.47)
Cumulative effect of a change in accounting principle	-	-	(0.04)	-
Net loss per share	$ (0.06)	$ (0.41)	$ (0.37)	$ (0.37)
Basic weighted average number of shares outstanding	114.8	114.6	114.7	114.6
Diluted weighted average number of shares outstanding	115.4	115.4	114.7	115.6
Dividends declared per share of common stock	$ 0.02	$ 0.02	$ 0.04	$ 0.04

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)
	(Unaudited) June 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 184.7	$ 17.7
Restricted cash	-	105.5
Receivables, net	173.7	179.0
Inventories, net	316.3	349.1
Deferred income taxes	11.6	11.6
Other current assets	15.4	37.1
Total current assets	701.7	700.0
Property, plant and equipment, net	2,360.4	2,300.7
Goodwill, net	319.0	319.0
Other assets	371.3	317.4
Total assets	$ 3,752.4	$ 3,637.1
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 152.9	$ 154.8
Accrued liabilities	208.3	190.5
Short-term debt and current maturities of long-term debt	40.6	106.2
Total current liabilities	401.8	451.5
Long-term debt, less current maturities	2,132.0	2,165.3
Deferred income taxes	36.4	57.6
Other noncurrent liabilities	591.4	571.0
Stockholders' equity:
Preferred stock, 7.5% mandatory convertible preferred, $1 par value, issued 2,750,000 and zero shares as of June 30 and December 31, respectively (liquidation preference $50 per share)	2.8	-
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,585,301 shares as of June 30 and December 31, respectively	130.6	130.6
Capital in excess of par value	1,871.9	1,743.9
Accumulated deficit	(1,032.8)	(984.7)
Accumulated other comprehensive loss	(33.6)	(146.4)
Treasury stock, at cost, 15,443,544 and 15,634,654 shares as of June 30 and December 31, respectively	(348.1)	(351.7)
Total stockholders' equity	590.8	391.7
Total liabilities and stockholders' equity	$ 3,752.4	$ 3,637.1

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30
	2003	2002
Cash Flows from Operating Activities
Net loss	$ (43.5)	$ (42.6)
Adjustments to reconcile net loss to net cash provided by operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	84.2	82.9
Gain on sale of assets	(52.0)	-
Minority interest	(22.7)	(9.5)
Deferred income taxes	(24.4)	(57.8)
Cumulative effect of a change in accounting principle	4.9	-
Other charges	40.5	9.4
Other credits	(52.1)	(26.0)
Changes in:
Receivables	8.6	21.6
Inventories	26.1	(0.2)
Other current assets	27.7	(3.1)
Accounts payable	(1.9)	(3.9)
Accrued liabilities	6.3	(18.7)
Adjustments from discontinued operations	0.8	59.3
Net cash provided by operating activities	2.5	11.4
Cash Flows from Investing Activities
Capital expenditures	(48.6)	(65.5)
Proceeds from sale of assets	77.6	-
Investment in joint venture	-	(10.0)
Other	-	0.2
Net cash provided by (used in) investing activities	29.0	(75.3)
Net cash provided (used) before financing activities	31.5	(63.9)
Cash Flows from Financing Activities
Payments of long-term debt	(739.5)	(27.1)
Proceeds from issuance of long-term debt	737.1	60.0
Changes in short-term debt, net	(96.4)	(66.8)
Restricted cash	105.5	374.0
Issuance of preferred shares	133.4	-
Payable to bondholders	-	(294.5)
Purchase of common shares	-	(79.5)
Issuance of common shares	-	67.9
Cash dividends paid	(4.6)	(2.3)
Net cash provided by financing activities	135.5	31.7
Net change in cash and cash equivalents	167.0	(32.2)
Cash and cash equivalents - beginning of period	17.7	248.7
Cash and cash equivalents - end of period	$ 184.7	$ 216.5

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

The following is a reconciliation of prior year net loss and basic and diluted loss per share between the amounts previously reported by the Company and the adjusted amounts that would have been reported if SFAS No. 143 had been applied in prior years.

	Three months ended June 30, 2002	Six months ended June 30, 2002	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Net loss before cumulative effect of a change in accounting principle	$ (47.4)	$ (42.6)	$ (110.2)	$ (42.0)	$ (345.0)
FAS 143 impact	(0.1)	(0.1)	(0.3)	(2.1)	(1.7)
Adjusted net loss before cumulative effect of a change in accounting principle	$ (47.5)	$ (42.7)	$ (110.5)	$ (44.1)	$ (346.7)
Net loss	$ (47.4)	$ (42.6)	$ (110.2)	$ (66.5)	$ (345.0)
FAS 143 impact	(0.1)	(0.1)	(0.3)	(2.1)	(1.7)
Adjusted net loss	$ (47.5)	$ (42.7)	$ (110.5)	$ (68.6)	$ (346.7)
Basic and diluted loss per share:
Net loss per share before cumulative effect of a change in accounting principle	$ (0.41)	$ (0.37)	$ (0.97)	$ (0.36)	$ (3.00)
FAS 143 impact	-	-	-	(0.02)	(0.01)
Adjusted net loss per share before cumulative effect of a change in accounting principle	$ (0.41)	$ (0.37)	$ (0.97)	$ (0.38)	$ (3.01)
Net loss per share	$ (0.41)	$ (0.37)	$ (0.97)	$ (0.57)	$ (3.00)
FAS 143 impact	-	-	-	(0.02)	(0.01)
Adjusted net loss per share	$ (0.41)	$ (0.37)	$ (0.97)	$ (0.59)	$ (3.01)

A reconciliation of the Company's liability as of June 30, 2003 is as follows:

Six months ended June 30, 2003
Upon adoption at January 1, 2003	$ 146.8
Liability incurred	8.9
Liability settled	(13.1)
Accretion expense	3.4
Revisions to estimate	0.4
Ending balance	$ 146.4

If SFAS No. 143 had been applied in the prior years, the Company's liability would have been $146.8 million, $140.7 million, $135.4 million and $132.5 million as of December 31, 2002, 2001, 2000 and 1999, respectively.

2.   RESTRUCTURING CHARGES

To meet current business challenges and as part of the Company's drive to be the industry's low-cost producer, the Company announced an organizational restructuring program (Program) in January 2003.  This Program eliminated 82 positions Company-wide and will focus on reducing additional costs through efficiency improvements.  A total of 80 employees left the Company by June 30, 2003.   The Company incurred charges of $3.4 million, $2.0 million after-tax and minority interest, or $0.02 per share, during the first quarter of 2003 and an additional $0.3 million, $0.2 million after-tax during the second quarter associated with severance and related costs for the Program.

Activity related to the Company's restructuring accruals during the period January 1, 2003 to June 30, 2003, including the prior restructuring activities, was as follows:

	Accrual as of January 1, 2003	Non-cash Charge[a]	Restructuring Charge	Cash Paid	Accrual as of June 30, 2003
Non-employee exit costs:
Demolition and closure costs	$ 22.2	$ 0.5	$ -	$ (7.4)	$ 15.3
Employee headcount reductions:
Severance benefits	2.2	-	3.7	(2.0)	3.9
Total	$ 24.4	$ 0.5	$ 3.7	$ (9.4)	$ 19.2

aRepresents accretion of the recorded liability.

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in the Company's 2002 Annual Report on Form 10-K.

3.   SALE OF ASSETS

In the second quarter of 2003, the Company received cash proceeds of $57.0 million from two transactions with Compass Minerals Group, Inc. (Compass), to whom the Company sold its Salt and Great Salt Lake businesses in November 2001.  A pre-tax gain of $52.0 million ($48.0 million after tax), or 41 cents per diluted share was recorded related to the two transactions, which included the sale of about 15 percent out of the Company's 19.9 percent minority economic interest in Compass ($35.5 million pre-tax gain) and the sale of the sulphate of potash business line ($16.5 million pre-tax gain).

4.   DISCONTINUED OPERATIONS

In December 1999, the Company received approval from the Board of Directors for a plan to sell the entire IMC Chemicals (Chemicals) business unit.  On November 5, 2001, the Company sold Penrice Soda Products Pty. Ltd., an Australian unit of Chemicals.  On February 21, 2003, the Company sold its White River Nahcolite Minerals (White River) sodium bicarbonate mine and plant for proceeds of approximately $20.6 million.  The Company is actively pursuing sales transactions for the remaining portion of Chemicals and targets completion by September 30, 2003.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 provides that long-lived assets classified as held for disposal as a result of disposal activities initiated prior to its adoption shall continue to be accounted for in accordance with the prior pronouncement applicable to those assets so long as certain criteria in SFAS No. 144 were met as of June 30, 2003.  The Company has determined the SFAS No. 144 criteria were met for Chemicals and will continue to account for Chemicals in accordance with Accounting Principles Board (APB) Opinion No. 30.  The Company reviewed the forecasted operating results through September 30, 2003 as well as the estimated sales proceeds in light of a non-binding letter of intent entered into in June 2003 and determined that an additional loss on disposal of $35.9 million, or $29.0 million after tax as of June 30, 2003 was necessary.  The discontinued operations of Chemicals incurred an operating loss of $6.1 million, $2.5 million after tax, for the six months ended June 30, 2003.  In accordance with APB No. 30, a portion of this operating loss was included in the estimated loss on disposal recorded by the Company in 2002.

For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated losses on disposal, have been classified in Other current assets as net assets of discontinued operations held for sale.  See the table below for the detail and classification of assets and liabilities.

	June 30, 2003	December 31, 2002
Assets:
Receivables, net	$ 37.2	$ 44.5
Inventories, net	43.2	43.2
Other current assets	0.8	1.0
Property, plant and equipment, net	-	2.2
Other assets	7.3	6.3
Total assets	88.5	97.2
Liabilities:
Accounts payable	27.3	26.9
Accrued liabilities	21.5	27.9
Estimated accrued loss on disposal	29.6	-
Other noncurrent liabilities	8.2	19.1
Total liabilities	86.6	73.9
Net assets of discontinued operations held for sale	$ 1.9	$ 23.3

The Company cannot assure that it will be able to consummate the sale of the remaining portion of Chemicals within the desired time frame or upon favorable terms and conditions.  The failure to timely divest this business, or the divestiture of this business on unfavorable terms, could result in additional losses on the disposal of this business.

5.   RECENTLY ISSUED ACCOUNTING GUIDANCE

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections
On January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 rescinds the previous requirement under generally accepted accounting principles that gains or losses from the early extinguishment of debt be classified as an extraordinary item on the Consolidated Statement of Operations.  The Company will adjust prior year financial statements to reflect this reclassification in the next Form 10-Q to be filed for the period ended September 30, 2003.

6.   INVENTORIES

	June 30, 2003	December 31, 2002
Products (principally finished)	$ 246.6	$ 282.7
Operating materials and supplies	74.3	71.0
	320.9	353.7
Less: Allowances	(4.6)	(4.6)
Inventories, net	$ 316.3	$ 349.1

7.   FINANCING ARRANGEMENTS

In May 2001, the Company entered into a new senior secured credit facility pursuant to a credit agreement.  The new credit facility, as amended and restated (New Credit Facility) consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and of a term loan facility (Term Loan Facility) of approximately $260.0 million.  As of June 30, 2003, the Company had no outstanding borrowings under the Revolving Credit Facility; outstanding letters of credit totaling $80.9 million, $2.6 million of which do not reduce availability under the Revolving Credit Facility; and $259.7 million outstanding under the Term Loan Facility.  The net available borrowings under the Revolving Credit Facility as of June 30, 2003, were approximately $131.7 million.

The New Credit Facility contains certain covenants that limit matters, including capital expenditures, joint venture investments, monetary acquisitions, indebtedness, the payment of dividends, and repurchases or redemptions of capital stock. The New Credit Facility also requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the New Credit Facility).  The Company expects to be in compliance with the provisions of the New Credit Facility throughout 2003.  Under the covenants limiting the payment of dividends as amended on June 4, 2003, as of June 30, 2003, the Company had $35.9 million available for the payment of cash dividends with respect to its common stock.  Such amount available for payment of dividends is increased by 25 percent of cumulative Consolidated Net Income (as defined) for each fiscal year and 25 percent of the net proceeds received by the Company in respect of offerings of equity interests in compliance with the terms of the New Credit Facility.  No such payment of cash dividends would be permitted if, after payment of such dividends, the aggregate of additional borrowings available under the Revolving Credit Facility plus certain highly liquid permitted investments of the Company is not at least $50.0 million.

Interest rates associated with the Term Loan Facility and the Revolving Credit Facility vary depending upon the Company's leverage ratio.  With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 150.0 to 225.0 basis points (depending on the Company's leverage ratio) or LIBOR plus 250.0 to 325.0 basis points (depending on the Company's leverage ratio).  With respect to the Term Loan Facility, interest on such loans is calculated at either prime plus 275.0 to 300.0 basis points or LIBOR plus 375.0 to 400.0 basis points.  The Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 325.0 basis points and LIBOR plus 400.0 basis points, respectively, as of June 30, 2003.

Concurrent with the closing of the New Credit Facility, the Company issued $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Ten Year Notes).  On November 2, 2001, the Company issued an additional $100.0 million of the Ten Year Notes (November Note Offering).  On December 10, 2002, the Company issued an additional $117.5 million of the Ten Year Notes (December Note Offering, and together with the Seven Year Notes, the Ten Year Notes and the November Note Offering, Notes).  The proceeds of the December Note Offering were used: (i) to redeem all the remaining $98.3 million of the 6.50 percent senior notes due August 1, 2003 (Senior Notes), which resulted in a pre-tax charge of $2.8 million for early debt retirement, in January 2003; (ii) pay related fees and expenses; and (iii) for general corporate purposes. The Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the covenants limiting restricted payments, as of June 30, 2003, the Company had $27.1 million available for the payment of cash dividends with respect to its common and preferred stock.

On May 7, 2003, IMC USA Inc. LLC (IMC USA) entered into a new five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to $52.5 million, initially bearing interest at LIBOR plus 275 basis points, secured by its accounts receivable and inventory, with the maximum amount of borrowings determined by factors principally relating to the amount and nature of its accounts receivable and inventory.  The Potash Facility is available for general corporate purposes of IMC USA, including the working capital requirements of IMC Potash (Potash). Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of IMC Global and the parent of IMC USA. Neither the Company nor any other subsidiary is a guarantor for the borrowings under the Potash Facility.  As of June 30, 2003 the Company had $29.1 million outstanding under the Potash Facility.

In June 2003, the Company sold 2.75 million shares of 7.5 percent Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Preferred Shares) for net proceeds of $133.4 million.  The Preferred Shares have a dividend yield of 7.5 percent, a 22 percent conversion premium (for an equivalent conversion price of $7.76 per common share) and will mandatorily convert into shares of the Company's common stock on July 1, 2006.  The net proceeds of the offering will be used for general corporate purposes, which may include funding working capital and debt reduction.

The Preferred Shares have an initial conversion rate of not more than 7.8616 shares of the Company's common stock and not less than 6.4440 shares of the Company's common stock, based upon the average market price of the Company's common stock.  At any time prior to the mandatory conversion of the Preferred Shares, the holder may elect to convert each of such holder's Preferred Shares into 6.4440 shares of the Company's common stock.  In addition, if the closing price per share of the Company's common stock exceeds $11.64 for at least 20 trading days within a period of 30 consecutive trading days, the Company may elect to cause the conversion of all of the Preferred Shares then outstanding for shares of common stock at a conversion rate of 6.4440 shares of common stock for each Preferred Share; in such event the Company must also pay the holder, in cash, the present value of all the remaining dividend payments up to and including July 1, 2006.  In the event of a merger, acquisition or consolidation in which at least 30% of the consideration for shares of the Company's common stock consists of cash or cash equivalents, each holder of Preferred Shares will have the right to convert such holder's Preferred Shares into common stock at the mandatory conversion rate.  The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the average market price of the Company's common stock.  The conversion rates and the numbers of shares of the Company's common stock issuable upon a conversion are subject to anti-dilution adjustments under certain circumstances.

Dividends on the Preferred Shares are cumulative.  Dividend rights and liquidation preferences of the Preferred Stock are senior to those of the Company's common stock.  The Company is permitted (subject to compliance with the registration provisions under the Securities Act of 1933 and other applicable requirements) to pay dividends on the Preferred Shares by delivering common stock to the transfer agent for the Preferred Shares, which common stock would be sold to pay the dividend.

Holders of the Preferred Shares do not have voting rights except, in general: (i) as required by applicable Delaware law, (ii) the right (together with holders of other preferred stock having dividend preferences similar to the Preferred Shares) to elect two directors in the event dividends on the Preferred Shares (and any other such preferred stock) are not paid for six quarters, (iii) in the event of certain amendments to the Company's certificate of incorporation that adversely affect the holders of Preferred Shares, and (iv) in connection with certain issuances or authorizations of securities having dividend or liquidation preferences senior to the Preferred Shares.

See Note 12 for more detail regarding the debt refinancing activity completed in August 2003.

8.   OPERATING SEGMENTSa

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended June 30, 2003
Net sales from external customers	$ 301.8	$ 236.9	$ -	$ 538.7
Intersegment net sales	16.8	2.2	-	19.0
Gross margins	(13.4)	62.7	(5.5)	43.8
Operating earnings (loss)[b]	(23.9)	71.9	(10.1)	37.9
Six months ended June 30, 2003
Net sales from external customers	$ 642.3	$ 448.5	$ -	$ 1,090.8
Intersegment net sales	35.3	4.8	-	40.1
Gross margins	(28.2)	118.1	(10.0)	79.9
Operating earnings (loss) [c]	(52.2)	120.2	(15.7)	52.3
Three months ended June 30, 2002
Net sales from external customers	$ 341.5	$ 246.8	$ -	$ 588.3
Intersegment net sales	20.1	2.6	-	22.7
Gross margins	14.5	66.0	(4.1)	76.4
Operating earnings (loss)	3.0	58.8	(4.4)	57.4
Six months ended June 30, 2002
Net sales from external customers	$ 636.9	$ 449.3	$ -	$ 1,086.2
Intersegment net sales	37.4	5.3	-	42.7
Gross margins	32.5	120.6	(8.0)	145.1
Operating earnings (loss)	10.1	107.0	(10.4)	106.7

a    The operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 4).
b    IMC Potash operating earnings include a gain on the sale of assets of $16.5 million (Note 3) and restructuring charges of $0.3 million (Note 2).
c    Operating earnings (loss) include restructuring charges of $2.4 million, $1.1 million and $0.2 million for IMC PhosFeed, IMC Potash and Other, respectively,
      (Note 2) as well as the gain on the sale of assets of $16.5 million included for IMC Potash (Note 3).

9.   COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Comprehensive income:
Net loss	$ (6.9)	$ (47.4)	$ (43.5)	$ (42.6)
Net unrealized gain on derivative instruments	7.6	7.3	13.8	22.2
Minimum pension liability	-	-	3.8	-
Foreign currency translation adjustment	56.0	25.2	95.2	22.3
Total comprehensive income (loss) for the period	$ 56.7	$ (14.9)	$ 69.3	$ 1.9

10.  EARNINGS PER SHARE

The numerator for both basic and diluted earnings per share (EPS) is net earnings.  The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator).  The following is a reconciliation of the Denominator for the basic and diluted earnings per share computations:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Basic EPS shares	114.8	114.6	114.7	114.6
Effect of dilutive securities	0.6	0.8	-	1.0
Diluted EPS shares	115.4	115.4	114.7	115.6

Options to purchase approximately 14.5 million shares of common stock for the quarter ended June 30, 2003 and 9.5 million shares of common stock for the quarter ended and six months ended June 30, 2002 were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.  Common shares issuable upon the exercise of 14.5 million options were not included in the computation of diluted earnings per share for the six months ended June 30, 2003 because the Company incurred a loss from continuing operations before a cumulative effect of a change in accounting principle and, therefore, the effect of their inclusion was antidilutive.  The issuance of the Preferred Shares did not have a significant impact on diluted EPS as a result of the June 30, 2003 issuance date.

11.  STOCK OPTIONS

The Company uses the intrinsic value method to account for stock-based employee compensation in each period presented.

If the Company's stock option plans' compensation cost had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have changed to the following pro forma amounts:

	Three months ended June 30		Six months ended June 30
	2003	2002	2003	2002
Stock compensation cost (net of tax):
As reported	$ 0.3	$ 0.3	$ 0.7	$ 0.6
Pro forma	$ 1.6	$ 2.4	$ 3.5	$ 4.6
Net loss:
As reported	$ (6.9)	$ (47.4)	$ (43.5)	$ (42.6)
Pro forma	$ (8.2)	$ (49.5)	$ (46.3)	$ (46.6)
Basic and diluted net loss per share:
As reported	$ (0.06)	$ (0.41)	$ (0.37)	$ (0.37)
Pro forma	$ (0.07)	$ (0.43)	$ (0.40)	$ (0.40)

12.  SUBSEQUENT EVENTS

On August 1, 2003 the Company issued $400.0 million principal amount of new 10.875 percent Notes due 2013 with net proceeds before fees and expenses of $391.1 million (August Note Offering). The proceeds of the August Note Offering, together with $59.4 million of proceeds from the Preferred Shares, were used: (i) to repurchase $140.4 million of the 6.55 percent notes due 2005 and $273.1 million of the 7.63 percent notes due 2005 pursuant to a tender offer (Tender Offer) commenced on June 23, 2003 which will result in a pre-tax charge of $1.9 million for early debt retirement in the third quarter of 2003; (ii) to pay $23.3 million of tender premiums related to the Tender Offer; (iii) to pay $5.6 million of accrued interest related to the repurchased bonds; and (iv) to pay related fees and expenses.  The 10.875% Notes due 2013 contain covenants similar to the covenants relating to the Notes.

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2003
Net sales	$ -	$ -	$ 297.8	$ 272.9	$ 75.1	$ (107.1)	$ 538.7
Cost of goods sold	1.5	-	312.2	237.1	51.3	(107.2)	494.9
Gross margins	(1.5)	-	(14.4)	35.8	23.8	0.1	43.8
Selling, general and administrative expenses	0.4	2.4	10.5	10.8	1.3	(3.3)	22.1
Gain on sale of assets	-	-	-	(16.5)	-	-	(16.5)
Restructuring charges	-	-	-	0.1	0.2	-	0.3
Operating earnings (loss)	(1.9)	(2.4)	(24.9)	41.4	22.3	3.4	37.9
Equity in earnings (loss) of subsidiaries/affiliates	3.5	(9.3)	-	4.7	-	1.1	-
Interest expense	32.1	7.6	5.5	1.4	(0.2)	(0.4)	46.0
Gain on sale of assets	(35.5)	-	-	-	-	-	(35.5)
Other (income) expense, net	(2.8)	0.2	(1.0)	6.3	15.6	6.2	24.5
Minority interest	(11.2)	-	-	0.1	-	-	(11.1)
Earnings (loss) from continuing operations before income taxes	19.0	(19.5)	(29.4)	38.3	6.9	(1.3)	14.0
Provision (benefit) for income taxes	(2.8)	-	-	8.6	2.2	(16.1)	(8.1)
Earnings (loss) from continuing operations	21.8	(19.5)	(29.4)	29.7	4.7	14.8	22.1
Loss from discontinued operations	(28.7)	-	-	-	-	(0.3)	(29.0)
Net earnings (loss)	$ (6.9)	$ (19.5)	$ (29.4)	$ 29.7	$ 4.7	$ 14.5	$ (6.9)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2002
Net sales	$ -	$ -	$ 336.6	$ 281.7	$ 78.2	$ (108.2)	$ 588.3
Cost of goods sold	1.1	-	321.9	240.7	58.0	(109.8)	511.9
Gross margins	(1.1)	-	14.7	41.0	20.2	1.6	76.4
Selling, general and administrative expenses	(3.0)	2.6	11.5	11.0	0.5	(3.6)	19.0
Operating earnings (loss)	1.9	(2.6)	3.2	30.0	19.7	5.2	57.4
Equity in earnings of subsidiaries/affiliates	18.2	2.1	-	11.3	-	(31.6)	-
Interest expense	30.5	7.8	4.7	3.3	(0.4)	(2.7)	43.2
Other expense, net	1.6	-	0.7	2.8	3.5	1.0	9.6
Minority interest	(5.4)	-	-	0.1	-	-	(5.3)
Earnings (loss) from continuing operations before income taxes	(6.6)	(8.3)	(2.2)	35.1	16.6	(24.7)	9.9
Provision (benefit) for income taxes	(2.1)	-	-	11.2	5.3	(11.2)	3.2
Earnings (loss) from continuing operations	(4.5)	(8.3)	(2.2)	23.9	11.3	(13.5)	6.7
Loss from discontinued operations	(42.9)	-	-	-	-	(11.2)	(54.1)
Net earnings (loss)	$ (47.4)	$ (8.3)	$ (2.2)	$ 23.9	$ 11.3	$ (24.7)	$ (47.4)

Condensed Consolidating Statement of Operations
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2003
Net sales	$ -	$ -	$ 638.0	$ 524.7	$ 140.1	$ (212.0)	$ 1,090.8
Cost of goods sold	3.2	-	667.6	463.4	93.0	(216.3)	1,010.9
Gross margins	(3.2)	-	(29.6)	61.3	47.1	4.3	79.9
Selling, general and administrative expenses	0.8	5.0	21.5	17.5	2.7	(7.1)	40.4
Gain on sale of assets	-	-	-	(16.5)	-	-	(16.5)
Restructuring charges	-	-	2.4	0.9	0.4	-	3.7
Operating earnings (loss)	(4.0)	(5.0)	(53.5)	59.4	44.0	11.4	52.3
Equity in earnings (loss) of subsidiaries/affiliates	(60.0)	(19.7)	-	14.4	-	65.3	-
Interest expense	64.7	15.1	10.4	3.2	(0.5)	(1.0)	91.9
Gain on sale of assets	(35.5)	-	-	-	-	-	(35.5)
Other (income) expense, net	2.7	0.2	(2.4)	14.7	27.9	8.1	51.2
Minority interest	(22.8)	-	-	0.1	-	-	(22.7)
Earnings (loss) from continuing operations before income taxes	(73.1)	(40.0)	(61.5)	55.8	16.6	69.6	(32.6)
Provision (benefit) for income taxes	(32.3)	-	-	14.2	5.3	(10.2)	(23.0)
Earnings (loss) from continuing operations	(40.8)	(40.0)	(61.5)	41.6	11.3	79.8	(9.6)
Loss from discontinued operations	(28.7)	-	-	-	-	(0.3)	(29.0)
Earnings (loss) before cumulative effect of a change in accounting principle	(69.5)	(40.0)	(61.5)	41.6	11.3	79.5	(38.6)
Cumulative effect of a change in accounting principle	26.0	(13.6)	(32.7)	(1.3)	3.1	13.6	(4.9)
Net earnings (loss)	$ (43.5)	$ (53.6)	$ (94.2)	$ 40.3	$ 14.4	$ 93.1	$ (43.5)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2002
Net sales	$ -	$ -	$ 632.0	$ 549.0	$ 126.3	$ (221.1)	$ 1,086.2
Cost of goods sold	2.2	-	598.1	475.9	92.3	(227.4)	941.1
Gross margins	(2.2)	-	33.9	73.1	34.0	6.3	145.1
Selling, general and administrative expenses	(3.0)	5.0	22.3	18.7	2.5	(7.1)	38.4
Operating earnings (loss)	0.8	(5.0)	11.6	54.4	31.5	13.4	106.7
Equity in earnings of subsidiaries/affiliates	58.2	6.2	-	20.7	-	(85.1)	-
Interest expense	64.4	15.3	8.9	7.0	(1.2)	(6.9)	87.5
Other expense, net	3.7	-	1.8	6.8	2.3	(2.9)	11.7
Minority interest	(9.6)	-	-	0.1	-	-	(9.5)
Earnings (loss) from continuing operations before income taxes	0.5	(14.1)	0.9	61.2	30.4	(61.9)	17.0
Provision for income taxes	0.2	-	-	19.6	9.7	(24.0)	5.5
Earnings (loss) from continuing operations	0.3	(14.1)	0.9	41.6	20.7	(37.9)	11.5
Loss from discontinued operations	(42.9)	-	-	-	-	(11.2)	(54.1)
Net earnings (loss)	$ (42.6)	$ (14.1)	$ 0.9	$ 41.6	$ 20.7	$ (49.1)	$ (42.6)

  Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of June 30, 2003
Assets
Current assets:
Cash and cash equivalents	$ 165.0	$ -	$ 0.4	$ 0.2	$ 3.8	$ 15.3	$ -	$ 184.7
Receivables, net	-	-	96.8	118.5	92.0	23.8	(157.4)	173.7
Due from affiliates	73.2	59.0	-	0.7	839.4	164.8	(1,137.1)	-
Inventories, net	(2.2)	-	227.2	-	119.8	16.9	(45.4)	316.3
Other current assets	11.6	-	5.5	-	7.3	1.5	1.1	27.0
Total current assets	247.6	59.0	329.9	119.4	1,062.3	222.3	(1,338.8)	701.7
Property, plant and equipment, net	194.7	-	1,404.5	-	636.1	124.7	0.4	2,360.4
Due from affiliates	832.0	-	9.7	-	378.7	75.8	(1,296.2)	-
Investment in subsidiaries/affiliates	1,237.1	243.7	-	-	4,819.9	(116.7)	(6,184.0)	-
Other assets	520.3	0.6	54.6	9.7	63.5	55.5	(13.9)	690.3
Total assets	$3,031.7	$ 303.3	$1,798.7	$ 129.1	$6,960.5	$ 361.6	$(8,832.5)	$3,752.4
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ -	$ 1.1	$ 111.7	$ -	$ 67.6	$ 15.7	$ (43.2)	$ 152.9
Accrued liabilities	80.3	4.7	52.9	21.7	57.3	42.5	(51.1)	208.3
Due to (from) affiliates	88.1	34.0	160.9	(0.1)	1,005.0	(32.6)	(1,255.3)	-
Short-term debt and current maturities of long-term debt	25.2	5.7	9.0	-	-	5.5	(4.8)	40.6
Total current liabilities	193.6	45.5	334.5	21.6	1,129.9	31.1	(1,354.4)	401.8
Due to affiliates	335.3	-	127.0	-	343.6	46.3	(852.2)	-
Long-term debt, less current maturities	1,913.8	554.9	379.6	-	29.1	0.3	(745.7)	2,132.0
Other noncurrent liabilities	0.5	107.0	145.9	136.0	175.1	74.2	(10.9)	627.8
Stockholders' equity (deficit)	588.5	(404.1)	811.7	(28.5)	5,282.8	209.7	(5,869.3)	590.8
Total liabilities and stockholders' equity (deficit)	$3,031.7	$ 303.3	$1,798.7	$ 129.1	$6,960.5	$ 361.6	$(8,832.5)	$3,752.4

  Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 1.8	$ -	$ 0.1	$ 0.2	$ (6.1)	$ 21.7	$ -	$ 17.7
Restricted cash	103.9	-	-	-	1.6	-	-	105.5
Receivables, net	0.1	-	100.8	108.3	97.9	25.0	(153.1)	179.0
Due from affiliates	28.9	59.0	-	0.7	682.7	130.9	(902.2)	-
Inventories, net	(2.3)	-	244.3	-	135.1	19.8	(47.8)	349.1
Other current assets	11.6	-	8.1	-	5.7	1.1	22.2	48.7
Total current assets	144.0	59.0	353.3	109.2	916.9	198.5	(1,080.9)	700.0
Property, plant and equipment, net	181.8	-	1,399.1	-	629.4	92.5	(2.1)	2,300.7
Due from affiliates	768.2	-	9.7	-	316.4	70.8	(1,165.1)	-
Investment in subsidiaries/affiliates	1,326.3	277.9	-	-	4,716.4	(141.9)	(6,178.7)	-
Other assets	485.4	0.7	56.3	9.7	57.7	34.0	(7.4)	636.4
Total assets	$2,905.7	$ 337.6	$1,818.4	$ 118.9	$6,636.8	$ 253.9	$(8,434.2)	$3,637.1
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ -	$ 1.5	$ 119.7	$ -	$ 56.5	$ 11.1	$ (34.0)	$ 154.8
Accrued liabilities	72.1	4.8	64.5	12.0	53.4	10.1	(26.4)	190.5
Due to (from) affiliates	(40.5)	28.5	158.3	(0.1)	946.7	(28.9)	(1,064.0)	-
Short-term debt and current maturities of long-term debt	98.3	-	13.7	-	-	3.7	(9.5)	106.2
Total current liabilities	129.9	34.8	356.2	11.9	1,056.6	(4.0)	(1,133.9)	451.5
Due to affiliates	270.8	-	126.5	-	303.7	39.4	(740.4)	-
Long-term debt, less current maturities	1,968.4	543.3	310.8	-	-	0.2	(657.4)	2,165.3
Other noncurrent liabilities	23.6	109.1	117.3	135.5	184.6	79.8	(21.3)	628.6
Stockholders' equity (deficit)	513.0	(349.6)	907.6	(28.5)	5,091.9	138.5	(5,881.2)	391.7
Total liabilities and stockholders' equity (deficit)	$2,905.7	$ 337.6	$1,818.4	$ 118.9	$6,636.8	$ 253.9	$(8,434.2)	$3,637.1

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2003
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (27.6)	$ (17.3)	$ (28.7)	$ -	$ -	$ (2.9)	$ 79.0	$ 2.5
Cash Flows from Investing Activities
Capital expenditures	-	-	(35.1)	-	(12.7)	(5.4)	4.6	(48.6)
Proceeds from the sale of assets	56.6	-	-	-	21.0	-	-	77.6
Net cash provided by (used in) investing activities	56.6	-	(35.1)	-	8.3	(5.4)	4.6	29.0
Net cash provided (used) before financing activities	29.0	(17.3)	(63.8)	-	8.3	(8.3)	83.6	31.5
Cash Flows from Financing Activities
Payments of long-term debt	(737.3)	-	(6.8)	-	-	-	4.6	(739.5)
Proceeds from issuance of long-term debt	737.1	17.3	70.9	-	-	-	(88.2)	737.1
Changes in short-term debt, net	(98.3)	-	-	-	-	1.9	-	(96.4)
Restricted cash	103.9	-	-	-	1.6	-	-	105.5
Issuance of preferred shares	133.4	-	-	-	-	-	-	133.4
Cash dividends paid	(4.6)	-	-	-	-	-	-	(4.6)
Net cash provided by (used in) financing activities	134.2	17.3	64.1	-	1.6	1.9	(83.6)	135.5
Net change in cash and cash equivalents	163.2	-	0.3	-	9.9	(6.4)	-	167.0
Cash and cash equivalents - beginning of period	1.8	-	0.1	0.2	(6.1)	21.7	-	17.7
Cash and cash equivalents - end of period	$ 165.0	$ -	$ 0.4	$ 0.2	$ 3.8	$ 15.3	$ -	$ 184.7

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly- owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2002
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (137.5)	$ (16.3)	$ 47.7	$ (0.4)	$ 80.3	$ 12.5	$ 25.1	$ 11.4
Cash Flows from Investing Activities
Capital expenditures	-	-	(51.0)	-	(15.4)	(5.3)	6.2	(65.5)
Investment in joint venture	-	-	(10.0)	-	-	-	-	(10.0)
Other	-	-	0.1	-	0.1	-	-	0.2
Net cash used in investing activities	-	-	(60.9)	-	(15.3)	(5.3)	6.2	(75.3)
Net cash provided (used) before financing activities	(137.5)	(16.3)	(13.2)	(0.4)	65.0	7.2	31.3	(63.9)
Cash Flows from Financing Activities
Payments of long-term debt	(19.8)	-	(6.7)	-	(5.8)	-	5.2	(27.1)
Proceeds from issuance of long-term debt	60.0	16.3	19.8	-	-	-	(36.1)	60.0
Changes in short-term debt, net	(1.7)	-	-	-	(62.4)	(2.3)	(0.4)	(66.8)
Restricted cash	374.0	-	-	-	-	-	-	374.0
Payable to bondholders	(294.5)	-	-	-	-	-	-	(294.5)
Purchase of common shares	(79.5)	-	-	-	-	-	-	(79.5)
Issuance of common shares	67.9	-	-	-	-	-	-	67.9
Cash dividends paid	(2.3)	-	-	-	-	-	-	(2.3)
Net cash provided by (used in) financing activities	104.1	16.3	13.1	-	(68.2)	(2.3)	(31.3)	31.7
Net change in cash and cash equivalents	(33.4)	-	(0.1)	(0.4)	(3.2)	4.9	-	(32.2)
Cash and cash equivalents - beginning of period	233.0	-	0.9	0.1	7.8	6.9	-	248.7
Cash and cash equivalents - end of period	$ 199.6	$ -	$ 0.8	$ (0.3)	$ 4.6	$ 11.8	$ -	$ 216.5

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended June 30, 2003 vs. Three months ended June 30, 2002

Overview
Net sales for the second quarter of 2003 were $538.7 million and gross margins were $43.8 million. Earnings from continuing operations in the current quarter were $22.1 million, or $0.19 per share including a restructuring charge of $0.3 million, $0.2 million after tax, (see Note 2 of Notes to Condensed Consolidated Financial Statements).  The net loss in the current quarter was $6.9 million, or $0.06 per share including a loss from discontinued operations of $29.0 million, or $0.25 per share (see Note 4 of Notes to Condensed Consolidated Financial Statements).  Net sales for the second quarter of 2002 were $588.3 million and gross margins were $76.4 million.  Earnings from continuing operations in the second quarter of 2002 were $6.7 million, or $0.06 per share. The net loss for the prior year period was $47.4 million, or $0.41 per share including a loss from discontinued operations of $54.1 million, or $0.47 per share (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Net sales for the second quarter of 2003 decreased $49.6 million or eight percent from the prior year period while gross margins decreased $32.6 million or 43 percent.  The decrease in sales was the result of lower concentrated phosphate sales volumes of $56.9 million and lower potash sales volumes of $5.4 million, partially offset by higher concentrated phosphate sales prices of $28.2 million.  Margins decreased as a result of higher raw material costs of $40.3 million, higher phosphate operating costs of $15.5 million and higher idle plant costs of $6.4 million, partially offset by the higher phosphate sales prices discussed previously.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed
IMC PhosFeed's (PhosFeed) net sales for the second quarter of 2003 decreased 12 percent to $318.6 million compared to $361.6 million for the same period last year largely as a result of lower concentrated phosphate sales volumes, partially offset by higher sales prices.  Lower shipments of concentrated phosphates, primarily diammonium phosphate (DAP), unfavorably impacted net sales by $56.9 million.  Average DAP prices increased 17 percent to $158 per short ton in the second quarter of 2003 from $135 per short ton in the second quarter of 2002.

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

_________________________________________

Gross margins decreased to a negative $13.4 million for the second quarter of 2003 compared to a positive $14.5 million for the second quarter of last year.  Margins were unfavorable as a result of higher raw material costs, specifically sulphur and ammonia, of $36.9 million, higher phosphate operating costs of $15.5 million and higher idle plant costs of $6.4 million, partially offset by higher phosphate sales prices of $28.2 million.  The higher idle plant costs resulted from the shutdown of the balance of the Louisiana production in June and the continued idling of a Florida rock mine through April to reduce inventory levels and cash outflow.  Prior to June, approximately 30 percent of IMC's Louisiana concentrated phosphate output had been idled to balance supply and current market demand.

IMC Potash
Potash's net sales for the second quarter of 2003 decreased four percent to $239.1 million compared to $249.4 million for the same period last year.  Gross margins decreased five percent to $62.7 million for the second quarter of 2003 compared to $66.0 million for the same period in 2002.  The decrease in net sales was primarily the result of decreased sales volumes of $5.4 million.  Potash's sales volumes were lower mainly as a result of reduced muriate of potash sales volumes due to customers having less available cash because of higher prices for nitrogen products as well as poor weather conditions in the southeastern states.  Gross margins decreased primarily as a result of higher natural gas costs of $3.4 million.

Key statistics
The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended June 30:

	2003	2002
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,267	1,704
Potash	2,410	2,482
Average price per ton[b]:
DAP	$ 158	$ 135
Potash	$ 74	$ 73

a Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB plant/mine.

Selling, general and administrative expenses
Selling, general and administrative expenses increased by $3.1 million to $22.1 million in the current quarter from $19.0 million in the 2002 quarter.  This increase was primarily the result of the absence of a reduction in reserves of $3.7 million in June 2002 because of the transactions and settlement with Freeport-McMoRan Sulphur LLC.

Gain on sale of assets
In the second quarter of 2003, the Company received cash proceeds of $57.0 million from two transactions with Compass.  The transactions included the sale of about 15 percentage points of the Company's 19.9 percentage point minority economic interest in Compass, and the sale of the sulphate of potash business line in Carlsbad, New Mexico.   The Company recognized a gain of $16.5 million recorded in Operating earnings on the Consolidated Statement of Operations, and a gain of $35.5 million, in nonoperating earnings on the Consolidated Statement of Operations, respectively from these transactions.

Foreign currency transaction loss
Foreign currency transaction loss for the second quarter of 2003 increased $21.1 million to $28.8 million from $7.7 million in the prior year period.  This was primarily caused by an approximately nine percent strengthening in the Canadian dollar against the United States dollar in the second quarter.  This impacts the carrying value of United States dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Other (income) expense, net
Other (income) expense, net for the second quarter of 2003 changed $6.2 million to income of $4.3 million from expense of $1.9 million in the prior year period.  This change was primarily a result of a $5.1 million distribution received on the Company's remaining investment in Compass.

Minority interest
Losses allocated to minority interest increased $5.8 million from the same period last year.  This increase in losses allocated to minority interest was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating a larger loss in the current quarter as compared to the prior year period.

Income taxes
A tax benefit of $8.l million was recorded for the period on pre-tax earnings of $14.0 million versus a tax provision of $3.2 million on $9.9 million of earnings before taxes (32% effective tax rate) in the prior year period. The recorded tax benefit in the current year period resulted from a tax benefit (at 32%) relating to a pre-tax loss from continuing operations, excluding the pre-tax gains on the Compass asset sales, offset by a tax provision at a reduced rate principally due to available capital loss carryforward offsets related to the asset sales.

Six months ended June 30, 2003 vs. Six months ended June 30, 2002

Overview
Net sales for the first half of 2003 were $1,090.8 million and gross margins were $79.9 million.  The loss from continuing operations in the current year was $9.6 million, or $0.08 per share including a restructuring charge of $3.7 million, $2.2 million after tax and minority interest, or $0.02 per share, (see Note 2 of Notes to Condensed Consolidated Financial Statements).  The net loss for the first six months of 2003 was $43.5 million, or $0.37 per share including a loss from discontinued operations of $29.0 million, or $0.25 per share (see Note 4 of Notes to Condensed Consolidated Financial Statements) and the cumulative effect of a change in accounting principle of $4.9 million, net of minority interest and taxes, or $0.04 per share (see Note 1 of Notes to Condensed Consolidated Financial Statements).  Net sales for the first six months of 2002 were $1,086.2 million and gross margins were $145.1 million.  Earnings from continuing operations for the first six months of 2002 were $11.5 million, or $0.10 per share.  The net loss was $42.6 million, or $0.37 per share including a loss from discontinued operations of $54.1 million, or $0.47 per share (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Net sales for the six months of 2003 increased $4.6 million or one percent from the prior year period while gross margins decreased $65.2 million or 45 percent.  The increase in sales was the result of higher concentrated phosphate sales prices of $44.1 million, partially offset by lower concentrated phosphate sales volumes of $39.9 million.  Margins decreased as a result of higher raw material costs of $73.8 million, higher phosphate operating costs of $27.4 million and higher idle plant costs of $12.2 million, partially offset by the higher phosphate sales prices discussed previously.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed
PhosFeed's net sales for the six months of 2003 increased one percent to $677.6 million compared to $674.3 million for the same period last year largely as a result of higher concentrated phosphate sales prices, partially offset by lower concentrated phosphate sales volumes.  Average DAP prices increased ten percent to $149 per short ton in the first half of 2003 from $135 per short ton in the first half of 2002.  Lower shipments of concentrated phosphates, primarily DAP, unfavorably impacted net sales by $39.9 million.

Gross margins decreased to a negative $28.2 million for the first six months of 2003 compared to a positive $32.5 million for the first six months of last year.  Margins were unfavorable as a result of higher raw material costs, specifically sulphur and ammonia, of $67.7 million, higher phosphate operating costs of $27.4 million and higher idle plant costs of $12.2 million, partially offset by higher phosphate sales prices of $44.1 million.  The higher idle plant costs resulted from the three month idling of a Florida rock mine and the shutdown of the balance of the Louisiana production in June to reduce inventory levels and cash outflow.  Prior to June, approximately 30 percent of IMC's Louisiana concentrated phosphate output had been idled to balance supply and current market demand.

IMC Potash
Potash's net sales for the first half of 2003 were essentially unchanged at $453.3 million compared to $454.6 million for the same period last year.   Gross margins decreased two percent to $118.1 million for the first six months of 2003 compared to $120.6 million for the same period in 2002.

Key statistics
The following table summarizes the Company's significant sales volumes and average selling prices for the six months ended June 30:

	2003	2002
Sales volumes (in thousands of short tons)[a]:
Phosphates	2,903	3,202
Potash	4,563	4,488
Average price per ton[b]:
DAP	$ 149	$ 135
Potash	$ 74	$ 74

a Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB plant/mine.

Gain on sale of assets
In the second quarter of 2003, the Company received cash proceeds of $57.0 million from two transactions with Compass.  The transactions included the sale of about 15 percentage points of the Company's 19.9 percentage point minority economic interest in Compass, and the sale of the sulphate of potash business line in Carlsbad, New Mexico.   The Company recognized a gain of $16.5 million recorded in Operating earnings on the Consolidated Statement of Operations, and a gain of $35.5 million, in nonoperating earnings on the Consolidated Statement of Operations, respectively from these transactions.

Foreign currency transaction loss
Foreign currency transaction loss for the first six months of 2003 increased $44.0 million to $50.7 million from $6.7 million in the prior year period.  This was primarily caused by a 15 percent strengthening in the Canadian dollar against the United States dollar during the first half of 2003.  This impacts the carrying value of United States dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Other (income) expense, net
Other expense, net for the first six months of 2003 changed $4.5 million to expense of $0.5 million from expense of $5.0 million in the prior year period.  This change was primarily a result of a $5.1 million distribution received on the Company's remaining investment in Compass.

Minority interest
Losses allocated to minority interest increased $13.2 million from the same period last year.  This increase in losses allocated to minority interest was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating a loss in the current period as compared to earnings in the prior year period.

Income taxes
A tax benefit of $23.0 million was recorded for the period on a pre-tax loss of $32.6 million versus a tax provision of $5.5 million on $17.0 million of earnings before taxes (32% effective tax rate) in the prior year period. The recorded tax benefit in the current year period resulted from a tax benefit (at 32%) relating to a pre-tax loss from continuing operations, excluding the pre-tax gains on the Compass asset sales, offset by a tax provision at a reduced rate principally due to available capital loss carryforward offsets related to the asset sales.

Cumulative effect of a change in accounting principle
On January 1, 2003 the Company adopted SFAS No. 143.  Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred.  In the first quarter, the Company recorded a charge of $4.9 million representing the difference between the Company recording its obligations pursuant to the new requirements and amounts previously recorded (see Note 1 of Notes to Condensed Consolidated Financial Statements).

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

The Company incurs certain non-current liabilities for reclamation activities and phosphogypsum stack closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of June 30, 2003 the Company had $91.1 million in surety bonds outstanding which mature over the next twelve months, and met the financial strength test for the remaining portion of such additional liabilities.  In connection with the outstanding surety bonds, the Company has posted $40.0 million of collateral in the form of letters of credit.  There can be no assurance that the Company can continue to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, the Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

In June 2003, the Company sold the Preferred Shares for net proceeds of $133.4 million.  The Preferred Shares have a dividend yield of 7.5 percent, a 22 percent conversion premium (for an equivalent conversion price of $7.76 per common share) and will mandatorily convert into shares of the Company's common stock on July 1, 2006.  The net proceeds of the offering will be used for general corporate purposes, which may include funding working capital and debt reduction.  The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the timing of the conversion and the average market price of the Company's common stock.

See Note 12 of Notes to Condensed Consolidated Statement of Operations for more detail regarding the debt refinancing activity completed in August 2003.

Operating activities provided $2.5 million of cash for the first six months of 2003 compared to $11.4 million for the same period in 2002.  The unfavorable variance from the prior year was primarily a result of the decrease in operating earnings.

Investing activities provided $29.0 million for the first six months of 2003 compared to using $75.3 million in the first six months of 2002.  This change was primarily the result of the $57.0 million in proceeds from the transactions with Compass and $20.6 million in proceeds received from the sale of White River (see Note 4 of Notes to Condensed Consolidated Financial Statements), as well as lower capital spending.  Capital expenditures for the first six months of 2003 decreased $16.9 million to $48.6 million from $65.5 million in the prior year.  The Company estimates that its capital expenditures from continuing operations for 2003 will approximate $140.0 million and will be financed primarily from operations and borrowings.

Cash generated by financing activities for the first six months of 2003 of $135.5 million increased $103.8 million from $31.7 million for the first six months of 2002.  This increase was primarily the result of the proceeds received from the issuance of the Preferred Shares in June.  The Company also used its Restricted cash to redeem the remaining Senior Notes in January 2003.

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

During the first half of 2003 the Canadian dollar has strengthened by approximately 15 percent compared to the U.S. dollar.  As a result, the Company settled all of its outstanding Canadian dollar foreign currency forward exchange contracts in the second quarter of 2003.  This settlement generated cash proceeds of $27.2 million.  The resulting gain was recorded in Accumulated other comprehensive loss where it will be amortized into the Consolidated Statement of Operations based on the original foreign currency forward exchange contracts' settlement dates in accordance with the guidance provided by FASB No. 133, Derivative Instruments and Hedging Activities, as amended.  In order to continue to minimize the foreign currency risks of the Canadian dollar, the Company purchased Canadian dollar put contracts.  These contracts qualify as hedges under FASB No. 133.

As of June 30, 2003, none of the Company's exposure to the other risk factors discussed above had materially changed from December 31, 2002.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.  The Company's management, with the participation of its principal executive and financial officers, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  The Company's principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.1

On March 28, 2001, and again on April 25, 2001, plaintiffs from Pensacola, Florida filed class-action lawsuits against Agrico Chemical Company (Agrico), a subsidiary of PLP and a number of unrelated defendants (First action - Samples et al. vs. Conoco Inc. et al., Second Action - Williams et al. vs. Conoco Inc., both in the Circuit Court of the First Judicial Circuit, Escambia County Florida).  Although the Company was initially a defendant in the Williams case, on July 31, 2003 plaintiffs filed a voluntary dismissal of the Company without prejudice.  The complainants in these cases seek damages in an unspecified amount purportedly arising from releases to groundwater occurring at the Agrico Superfund site in Pensacola, Florida.  As a division of Conoco Inc. (Conoco) and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce crop nutrients and crop nutrient-related materials.  The Samples case primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages.  On February 19, 2003, plaintiffs filed a motion to amend their complaint in Samples to seek punitive damages.  The Williams action asserts a state law claim seeking medical monitoring as a result of the releases to groundwater.  No trial date has yet been set in either matter.  The Company intends to vigorously contest these actions and to seek any indemnification to which the Company may be entitled. Under a Superfund consent decree, Conoco and The Williams Companies have completed soil stabilization and capping at this site and are continuing to conduct groundwater monitoring.  Pursuant to an indemnification agreement with the Company, The Williams Companies has assumed responsibility for any on-site remedial costs that Agrico might incur.  While it is not feasible to predict the outcome of either case and it is possible that an adverse outcome could be material, the Company believes that it has substantial defenses and management is of the opinion that their ultimate disposition should not have a material adverse impact on the Company's business or financial condition.

Item 2.  Changes in Securities and Use of Proceeds.

The New Credit Facility includes restrictions on the payment of cash dividends on the common stock of the Company.  On June 4, 2003, the New Credit Facility was amended to increase the limitation on the aggregate amount of dividends that may be paid after May 17, 2001 (provided that the other applicable conditions relating to the payment of dividends are satisfied) from $20.0 million plus 25% of cumulative Consolidated Net Income (as defined) for each fiscal year ended on or after December 31, 2001 to $23.0 million plus 25% of such cumulative Consolidated Net Income plus 25 percent of the net proceeds received by the Company in respect of offerings of Equity Interests (as defined) in compliance with the terms of the New Credit Facility.  As a result of such amendment plus the sale of the 7.5 percent Preferred Shares, as of June 30, 2003, the amount available for the payment of cash dividends on the Company's common stock pursuant to such limitation was $35.9 million.  No such payment of cash dividends would be permitted if, after payment of such dividend, the aggregate amount of additional borrowings available under the Revolving Credit Facility plus certain highly liquid permitted investments of the Company is not at least $50.0 million.   In addition, the indentures relating to the Notes and the 10.875% Notes due 2013 sold on August 1, 2003, contain restrictions on the payment of dividends, which may limit the payment of dividends to an amount that is lower than that permitted under the New Credit Facility.  See Notes 7 and 12 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I herein for additional information.

On June 30, 2003, the Company sold 2.75 million shares of the Preferred Shares.  The Preferred Shares have a liquidation preference of $50 per share, a dividend yield of 7.5 percent, and will mandatorily convert into shares of the Company's common stock on July 1, 2006.  The Preferred Shares have an initial conversion rate of not more than 7.8616 shares of the Company's common stock and not less than 6.4440 shares of the Company's common stock, based upon the average market price of the Company's common stock and subject to anti-dilution adjustments.  Dividends on the Preferred Shares are cumulative.  Dividend rights and liquidation preferences of the Preferred Stock are senior to those of the Company's common stock.  See Note 7 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I herein for additional information.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)   The 2003 Annual Meeting of Stockholders was held on May 16, 2003.

The meeting was held to consider and vote upon:  (i) the election of one director (Richard L. Thomas) for a term of one year or until his successor has been duly elected and qualified; the election of one director (Bernard M. Michel) for a term of two years or until his successor has been duly elected and qualified; and the election of three directors (Raymond F. Bentele, Harold H. MacKay and Pamela B. Strobel), each for a term of three years or until their respective successors have been duly elected and qualified; and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2003.

The votes cast with respect to each director are summarized as follows:

Director Name	For	Withheld	Total Votes Present
Richard L. Thomas	108,641,429	2,072,211	110,713,640
Bernard M. Michel	108,645,791	2,067,849	110,713,640
Raymond F. Bentele	104,780,927	5,932,713	110,713,640
Harold H. MacKay	108,700,314	2,013,326	110,713,640
Pamela B. Strobel	104,883,174	5,830,466	110,713,640

The votes cast for ratifying the appointment of Ernst & Young LLP as the Company's independent auditors are summarized as follows:

For	Against	Abstained	Broker Non-Votes	Total Votes Present
99,935,585	10,637,989	140,043	23	110,713,640

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.
Reference is made to the Exhibit Index on page E-1 hereof.
(b)	Reports on Form 8-K.
A report under Items 7 and 9 dated May 1, 2003. A report under Item 5 dated June 23, 2003. A report under Item 7 dated June 27, 2003.

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: Robert M. Qualls Robert M. Qualls Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Date:  August 12, 2003

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.(a)

Supplemental Indenture dated as of July 3, 2003 between IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

X
4.ii.(b)

Amendment No. 1 dated as of June 4, 2003 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

X
4.ii.(c)

Amendment No. 2 dated as of June 20, 2003 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

X
4.v	Certificate of Designations dated June 27, 2003 relating to the 7.50% Mandatory Convertible Preferred Shares	Exhibit 4.1 to the Current Report on Form 8-K dated June 27, 2003 (SEC File No. 1-9759)
31.1	Certification Required by Rule 13a-14(a)		X
31.2	Certification Required by Rule 13a-14(a)		X
32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X