Form 10-Q
period 2003-09-30
IMC GLOBAL INC
filed 2003-11-13
CIK 820626

******************************************************************

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 1-9759

IMC Global Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-3492467 (I.R.S. Employer Identification No.

100 South Saunders Road
Lake Forest, Illinois 60045
(847) 739-1200
 (Address and zip code of principal executive offices and registrant's telephone number, including area code)

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

Yes  X   .          No____.

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 115,098,650 shares, excluding 15,486,651 treasury shares as of November 6, 2003.

******************************************************************

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net sales	$ 495.7	$ 490.2	$ 1,586.5	$ 1,576.4
Cost of goods sold	451.6	424.5	1,462.5	1,365.6
Gross margins	44.1	65.7	124.0	210.8
Selling, general and administrative expenses	21.3	18.7	61.7	57.1
Gain on sale of assets	-	-	(16.5)	-
Restructuring charges	2.2	-	5.9	-
Operating earnings	20.6	47.0	72.9	153.7
Interest expense	46.9	43.8	138.8	131.3
Foreign currency transaction (gain) loss	(1.7)	(8.5)	49.0	(1.8)
Gain from the sale of investment	-	-	(35.5)	-
Debt refinancing expense	25.2	0.5	28.1	0.5
Other (income) expense, net	(0.8)	1.0	(3.2)	6.0
Earnings (loss) before minority interest	(49.0)	10.2	(104.3)	17.7
Minority interest	(7.6)	(1.6)	(30.3)	(11.1)
Earnings (loss) before taxes	(41.4)	11.8	(74.0)	28.8
Provision (benefit) for income taxes	(13.3)	3.7	(36.3)	9.2
Earnings (loss) from continuing operations	(28.1)	8.1	(37.7)	19.6
Loss from discontinued operations	-	-	(29.0)	(54.1)
Earnings (loss) before cumulative effect of a change in accounting principle	(28.1)	8.1	(66.7)	(34.5)
Cumulative effect of a change in accounting principle (net of minority interest of $6.9 and a tax benefit of $3.0)	-	-	(4.9)	-
Net earnings (loss)	$ (28.1)	$ 8.1	$ (71.6)	$ (34.5)
Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations before cumulative effect of a change in accounting principle	$ (0.27)	$ 0.07	$ (0.35)	$ 0.17
Loss from discontinued operations	-	-	(0.25)	(0.47)
Cumulative effect of a change in accounting principle	-	-	(0.04)	-
Net earnings (loss) per share	$ (0.27)	$ 0.07	$ (0.64)	$ (0.30)
Basic weighted average number of shares outstanding	114.8	114.7	114.7	114.6
Diluted weighted average number of shares outstanding	114.8	115.2	114.7	115.5
Dividends declared per share of common stock	$ 0.02	$ 0.02	$ 0.06	$ 0.06

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)
	(Unaudited) September 30, 2003	December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 56.0	$ 17.7
Restricted cash	-	105.5
Receivables, net	182.9	179.0
Inventories, net	334.1	349.1
Deferred income taxes	11.6	11.6
Other current assets	23.5	37.1
Total current assets	608.1	700.0
Property, plant and equipment, net	2,348.5	2,300.7
Goodwill, net	319.0	319.0
Other assets	389.9	317.4
Total assets	$ 3,665.5	$ 3,637.1
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 157.3	$ 154.8
Accrued liabilities	232.6	190.5
Short-term debt and current maturities of long-term debt	18.7	106.2
Total current liabilities	408.6	451.5
Long-term debt, less current maturities	2,111.0	2,165.3
Deferred income taxes	13.3	57.6
Other noncurrent liabilities	583.7	571.0
Stockholders' equity:
Preferred stock, 7.5% mandatory convertible preferred, $1 par value, issued 2,750,000 and zero shares as of September 30 and December 31, respectively (liquidation preference $50 per share)	2.8	-
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,585,301 shares as of September 30 and December 31, respectively	130.6	130.6
Capital in excess of par value	1,871.6	1,743.9
Accumulated deficit	(1,065.8)	(984.7)
Accumulated other comprehensive loss	(42.9)	(146.4)
Treasury stock, at cost, 15,453,361 and 15,634,654 shares as of September 30 and December 31, respectively	(347.4)	(351.7)
Total stockholders' equity	548.9	391.7
Total liabilities and stockholders' equity	$ 3,665.5	$ 3,637.1

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)
	Nine months ended September 30
	2003	2002
Cash Flows from Operating Activities
Net loss	$ (71.6)	$ (34.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	127.1	123.8
Gain on sale of assets	(52.0)	-
Minority interest	(30.3)	(11.1)
Deferred income taxes	(52.0)	(76.3)
Cumulative effect of a change in accounting principle	4.9	-
Other charges	70.2	6.7
Other credits	(72.6)	(21.8)
Changes in:
Receivables	(0.6)	33.0
Inventories	8.3	(21.2)
Other current assets	21.6	(2.8)
Accounts payable	2.5	5.9
Accrued liabilities	29.8	(16.3)
Adjustments from discontinued operations	(2.9)	62.9
Net cash provided by (used in) operating activities	(17.6)	48.3
Cash Flows from Investing Activities
Capital expenditures	(82.0)	(100.1)
Proceeds from sale of assets	77.6	-
Investment in joint venture	-	(10.0)
Other	0.3	(11.1)
Net cash used in investing activities	(4.1)	(121.2)
Net cash used before financing activities	(21.7)	(72.9)
Cash Flows from Financing Activities
Payments of long-term debt	(1,182.0)	(342.8)
Proceeds from issuance of long-term debt	1,166.0	330.1
Changes in short-term debt, net	(118.3)	(134.3)
Restricted cash	105.5	374.0
Issuance of preferred shares	133.1	-
Payable to bondholders	-	(294.5)
Purchase of common shares	-	(79.5)
Issuance of common shares	-	67.9
Debt refinancing and issuance costs	(37.4)	(0.5)
Cash dividends paid	(6.9)	(6.9)
Net cash provided by (used in) financing activities	60.0	(86.5)
Net change in cash and cash equivalents	38.3	(159.4)
Cash and cash equivalents - beginning of period	17.7	248.7
Cash and cash equivalents - end of period	$ 56.0	$ 89.3

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

	Three months ended September 30, 2002	Nine months ended September 30, 2002	Year ended December 31, 2002	Year ended December 31, 2001	Year ended December 31, 2000
Net earnings (loss) before cumulative effect of a change in accounting principle	$ 8.1	$ (34.5)	$ (110.2)	$ (42.0)	$ (345.0)
FAS 143 impact	(0.1)	(0.2)	(0.3)	(2.1)	(1.7)
Adjusted net earnings (loss) before cumulative effect of a change in accounting principle	$ 8.0	$ (34.7)	$ (110.5)	$ (44.1)	$ (346.7)
Net earnings (loss)	$ 8.1	$ (34.5)	$ (110.2)	$ (66.5)	$ (345.0)
FAS 143 impact	(0.1)	(0.2)	(0.3)	(2.1)	(1.7)
Adjusted net earnings (loss)	$ 8.0	$ (34.7)	$ (110.5)	$ (68.6)	$ (346.7)
Basic and diluted earnings (loss) per share:
Net earnings (loss) per share before cumulative effect of a change in accounting principle	$ 0.07	$ (0.30)	$ (0.97)	$ (0.36)	$ (3.00)
FAS 143 impact	-	-	-	(0.02)	(0.01)
Adjusted net earnings (loss) per share before cumulative effect of a change in accounting principle	$ 0.07	$ (0.30)	$ (0.97)	$ (0.38)	$ (3.01)
Net earnings (loss) per share	$ 0.07	$ (0.30)	$ (0.97)	$ (0.57)	$ (3.00)
FAS 143 impact	-	-	-	(0.02)	(0.01)
Adjusted net earnings (loss) per share	$ 0.07	$ (0.30)	$ (0.97)	$ (0.59)	$ (3.01)

A reconciliation of the Company's liability as of September 30, 2003 is as follows:

Nine months ended September 30, 2003
Upon adoption at January 1, 2003	$ 146.8
Liability incurred	13.9
Liability settled	(21.4)
Accretion expense	4.4
Revisions to estimate	0.7
Ending balance	$ 144.4

If SFAS No. 143 had been applied in the prior years, the Company's liability would have been $146.8 million, $140.7 million, $135.4 million and $132.5 million as of December 31, 2002, 2001, 2000 and 1999, respectively.

2.   RESTRUCTURING CHARGES

To meet current business challenges and as part of the Company's drive to be the industry's low-cost producer, the Company announced an organizational restructuring program (Program) in January 2003.  This Program eliminated 82 positions Company-wide and will focus on reducing additional costs through efficiency improvements.  A total of 80 employees left the Company by September 30, 2003.   The Company incurred charges of $3.4 million, $2.0 million after-tax and minority interest, or $0.02 per share, during the first quarter of 2003 and an additional $0.3 million, $0.2 million after-tax during the second quarter associated with severance and related costs for the Program.  The Company also incurred charges of $2.2 million, $1.5 million after-tax, or $0.01 per share, during the third quarter predominantly related to restructuring at the Corporate office.

Activity related to the Company's restructuring accruals during the period January 1, 2003 to September 30, 2003, including the prior restructuring activities, was as follows:

	Accrual as of January 1, 2003	Non-cash Charge[a]	Restructuring Charge	Cash Paid	Accrual as of September 30, 2003
Non-employee exit costs:
Demolition and closure costs	$ 22.2	$ 0.5	$ -	$ (9.1)	$ 13.6
Employee headcount reductions:
Severance benefits	2.2	-	5.9	(2.7)	5.4
Total	$ 24.4	$ 0.5	$ 5.9	$ (11.8)	$ 19.0

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

4.   DISCONTINUED OPERATIONS

In December 1999, the Company received approval from the Board of Directors for a plan to sell the entire IMC Chemicals (Chemicals) business unit.  On November 5, 2001, the Company sold Penrice Soda Products Pty. Ltd., an Australian unit of Chemicals.  On February 21, 2003, the Company sold its White River Nahcolite Minerals (White River) sodium bicarbonate mine and plant for proceeds of approximately $20.6 million.  The Company is actively pursuing sales transactions for the remaining portion of Chemicals.  During the second quarter of 2003, the Company signed a non-binding letter of intent for the sale of the remaining portion of Chemicals and targets completion of a transaction by December 31, 2003.

On January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  SFAS No. 144 provides that long-lived assets classified as held for disposal as a result of disposal activities initiated prior to its adoption shall continue to be accounted for in accordance with the prior pronouncement applicable to those assets so long as certain criteria in SFAS No. 144 were met as of September 30, 2003.  The Company has determined the SFAS No. 144 criteria were met for Chemicals and will continue to account for Chemicals in accordance with Accounting Principles Board (APB) Opinion No. 30.  In the third quarter of 2003, the Company reviewed the forecasted operating results through December 31, 2003 as well as the estimated sales proceeds and determined that no additional loss on disposal as of September 30, 2003 was necessary.  The discontinued operations of Chemicals incurred an operating loss of $5.5 million, $2.2 million after tax, for the nine months ended September 30, 2003.  In accordance with APB No. 30, a portion of this operating loss was included in the estimated loss on disposal recorded by the Company in 2002.

For financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated losses on disposal, have been classified in Other current assets as net assets of discontinued operations held for sale.  See the table below for the detail and classification of assets and liabilities.

	September 30, 2003	December 31, 2002
Assets:
Receivables, net	$ 38.9	$ 44.5
Inventories, net	43.5	43.2
Other current assets	0.5	1.0
Property, plant and equipment, net	-	2.2
Other assets	5.0	6.3
Total assets	87.9	97.2
Liabilities:
Accounts payable	24.1	26.9
Accrued liabilities	22.2	27.9
Estimated accrued loss on disposal	29.2	-
Other noncurrent liabilities	6.8	19.1
Total liabilities	82.3	73.9
Net assets of discontinued operations held for sale	$ 5.6	$ 23.3

The Company cannot assure that it will be able to consummate the sale of the remaining portion of Chemicals within the desired time frame or upon favorable terms and conditions.  The failure to timely divest this business, or the divestiture of this business on unfavorable terms, could result in additional losses on the disposal of this business.

5.   RECENTLY ISSUED ACCOUNTING GUIDANCE

Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51.  FIN No. 46 defines variable interest entities (VIEs) and provides guidance on when VIEs should be consolidated.  In October 2003, the FASB issued Staff Position (FSP) FIN No. 46-6, Effective Date of FIN No. 46, which allowed the deferral of FIN No. 46 for interests held by a public entity in a VIE that was created before February 1, 2003 until the first interim period ending after December 15, 2003.  In accordance with FSP FIN No. 46-6, the Company has adopted FIN No. 46 as of October 1, 2003.  The Company believes that if any non-consolidated entities are determined to be VIEs, those VIEs will not need to be consolidated with the Company because the Company would not be considered the primary beneficiary.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

On January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.  SFAS No. 145 rescinds the previous requirement under generally accepted accounting principles that gains or losses from the early extinguishment of debt be classified as an extraordinary item on the Consolidated Statement of Operations.  The Company has adjusted prior year financial statements to reflect this reclassification in the third quarter of 2003.  This adoption resulted in $0.5 million of debt refinancing expense included in Earnings (loss) from continuing operations and a reduction in the provision for income taxes of $0.2 million for the three months and nine months ended September 30, 2002.

6.   INVENTORIES

	September 30, 2003	December 31, 2002
Products (principally finished)	$ 263.8	$ 282.7
Operating materials and supplies	75.2	71.0
	339.0	353.7
Less: Allowances	(4.9)	(4.6)
Inventories, net	$ 334.1	$ 349.1

7.   FINANCING ARRANGEMENTS

In May 2001, the Company entered into a senior secured credit facility pursuant to a credit agreement.  The credit facility, as amended and restated (Credit Facility) consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and of a term loan facility (Term Loan Facility) of approximately $260.0 million.  As of September 30, 2003, the Company had no outstanding borrowings under the Revolving Credit Facility; outstanding letters of credit totaling $82.5 million, $2.6 million of which do not reduce availability under the Revolving Credit Facility; and $259.0 million outstanding under the Term Loan Facility.  The net available borrowings under the Revolving Credit Facility as of September 30, 2003, were approximately $130.1 million.

The Credit Facility contains certain covenants that limit matters, including capital expenditures, joint venture investments, monetary acquisitions, indebtedness, the payment of dividends, and repurchases or redemptions of capital stock. The Credit Facility also requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility).  The Company expects to be in compliance with the provisions of the Credit Facility throughout 2003.  Under the covenants limiting the payment of dividends as amended on June 4, 2003, as of September 30, 2003, the Company had $33.6 million available for the payment of cash dividends with respect to its common and preferred stock. Such amount available for payment of dividends is increased by 25 percent of cumulative Consolidated Net Income (as defined) for each fiscal year and 25 percent of the net proceeds received by the Company in respect of offerings of equity interests in compliance with the terms of the Credit Facility.  No such payment of cash dividends would be permitted if, after payment of such dividends, the aggregate of additional borrowings available under the Revolving Credit Facility plus certain highly liquid permitted investments of the Company is not at least $50.0 million.

Interest rates associated with the Term Loan Facility and the Revolving Credit Facility vary depending upon the Company's leverage ratio.  With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 150.0 to 225.0 basis points or LIBOR plus 250.0 to 325.0 basis points.  With respect to the Term Loan Facility, interest on such loans is calculated at either prime plus 275.0 to 300.0 basis points or LIBOR plus 375.0 to 400.0 basis points.  The Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 325.0 basis points and LIBOR plus 400.0 basis points, respectively, as of September 30, 2003.

On May 7, 2003, IMC USA Inc. LLC (IMC USA) entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275 basis points), and are secured by IMC USA's accounts receivable and inventory.  The Potash Facility is available for general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of the Company and the parent of IMC USA. Neither the Company, nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of September 30, 2003, the Potash Facility had a borrowing base that could support borrowings up to $31.9 million, of which IMC USA had borrowed $17.3 million. The net available borrowings under the Potash Facility as of September 30, 2003 were $14.6 million.

In June 2003, the Company sold 2.75 million shares of 7.5 percent Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Preferred Shares) for net proceeds of $133.1 million.  The Preferred Shares have a dividend yield of 7.5 percent, a 22 percent conversion premium (for an equivalent conversion price of $7.76 per common share) and will mandatorily convert into shares of the Company's common stock on July 1, 2006.  The net proceeds of the offering were used for general corporate purposes, which included funding working capital and debt reduction.

The Preferred Shares have an initial conversion rate of not more than 7.8616 shares of the Company's common stock and not less than 6.4440 shares of the Company's common stock, based upon the average market price of the Company's common stock.  At any time prior to the mandatory conversion of the Preferred Shares, the holder may elect to convert each of such holder's Preferred Shares into 6.4440 shares of the Company's common stock.  In addition, if the closing price per share of the Company's common stock exceeds $11.64 for at least 20 trading days within a period of 30 consecutive trading days, the Company may elect to cause the conversion of all of the Preferred Shares then outstanding for shares of common stock at a conversion rate of 6.4440 shares of common stock for each Preferred Share; in such event the Company must also pay the holder, in cash, the present value of all the remaining dividend payments up to and including July 1, 2006.  In the event of a merger, acquisition or consolidation in which at least 30 percent of the consideration for shares of the Company's common stock consists of cash or cash equivalents, each holder of Preferred Shares will have the right to convert such holder's Preferred Shares into common stock at the mandatory conversion rate.  The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the average market price of the Company's common stock.  The conversion rates and the numbers of shares of the Company's common stock issuable upon a conversion are subject to anti-dilution adjustments under certain circumstances.

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

On August 1, 2003 the Company issued $400.0 million principal amount of 10.875 percent Notes due 2013 for net proceeds before fees and expenses of $391.1 million (August Note Offering). The proceeds of the August Note Offering, together with $59.4 million of proceeds from the Preferred Shares were used to: (i) repurchase $140.4 million of the Company's 6.55 percent notes due 2005 and $273.1 million of the 7.625 percent notes due 2005 pursuant to tender offers (Tender Offers) completed on August 1, 2003; (ii) pay $23.3 million tender premiums related to the Tender Offers; (iii) pay $5.6 million of accrued interest related to the repurchased notes; and (iv) pay related fees and expenses. The 10.875 percent notes due 2013 contain covenants similar to and rank pari pasu with the Company's 10.875 percent notes due 2008 and the 11.25 percent notes due 2011 (collectively the Notes). The Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of September 30, 2003, the Company had $24.8 million available for the payment of cash dividends with respect to its common and preferred stock.  The Company recorded a $25.2 million, $17.1 million after-tax or $0.15 per share, charge in the third quarter of 2003 for bond tender premiums and fees related to the Tender Offers.

8.   OPERATING SEGMENTSa

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended September 30, 2003
Net sales from external customers	$ 293.7	$ 202.0	$ -	$ 495.7
Intersegment net sales	16.9	2.2	-	19.1
Gross margins	(1.3)	49.8	(4.4)	44.1
Operating earnings (loss)[b]	(11.7)	43.1	(10.8)	20.6
Nine months ended September 30, 2003
Net sales from external customers	$ 936.0	$ 650.5	$ -	$ 1,586.5
Intersegment net sales	52.2	7.0	-	59.2
Gross margins	(29.5)	167.9	(14.4)	124.0
Operating earnings (loss) [c]	(63.9)	163.3	(26.5)	72.9
Three months ended September 30, 2002
Net sales from external customers[d]	$ 314.4	$ 175.8	$ -	$ 490.2
Intersegment net sales	20.4	2.3	-	22.7
Gross margins[e]	30.9	39.1	(4.3)	65.7
Operating earnings (loss)[e]	20.5	32.6	(6.1)	47.0
Nine months ended September 30, 2002
Net sales from external customers[d]	$ 951.3	$ 625.1	$ -	$ 1,576.4
Intersegment net sales	57.8	7.6	-	65.4
Gross margins[e]	63.4	159.7	(12.3)	210.8
Operating earnings (loss)[e]	30.6	139.6	(16.5)	153.7

a    The operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 4).

b    Operating earnings (loss) include restructuring charges of $0.3 million and $1.9 million for IMC Potash and Other, respectively (Note 2).

c    Operating earnings (loss) include restructuring charges of $2.4 million, $1.4 million and $2.1 million for IMC PhosFeed, IMC Potash and Other, respectively, (Note 2) as well as the gain on the sale of assets of $16.5 million included for IMC Potash (Note 3).

d   Includes the favorable impact of a PhosFeed price adjustment of $6.5 million related to prior periods.

e   Includes the favorable impact of a PhosFeed price adjustment of $6.5 million related to prior periods and the unfavorable impact of reduced operating rates due to a sulphur supply shortage in July of 2002 of $5.3 million.

9.   COMPREHENSIVE INCOME

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Comprehensive income:
Net earnings (loss)	$ (28.1)	$ 8.1	$ (71.6)	$ (34.5)
Net unrealized gain (loss) on derivative instruments	(8.1)	(5.0)	5.7	17.2
Minimum pension liability	-	-	3.8	-
Foreign currency translation adjustment	(1.2)	(21.8)	94.0	0.5
Total comprehensive income (loss) for the period	$ (37.4)	$ (18.7)	$ 31.9	$ (16.8)

10.  EARNINGS PER SHARE

The following is a reconciliation of the numerator for basic earnings per share:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Net earnings (loss)	$ (28.1)	$ 8.1	$ (71.6)	$ (34.5)
Preferred dividends accrued	(2.6)	-	(2.6)	-
Earnings (loss) available to common shareholders	$ (30.7)	$ 8.1	$ (74.2)	$ (34.5)

The numerator for diluted earnings per share (EPS) is net earnings, unless the conversion of preferred stock is antidilutive, in which case earnings (loss) available to common shareholders is used.  The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator).  The following is a reconciliation of the Denominator for the basic and diluted earnings per share computations:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Basic EPS shares	114.8	114.7	114.7	114.6
Effect of dilutive securities	-	0.5	-	0.9
Diluted EPS shares	114.8	115.2	114.7	115.5

Options to purchase approximately 14.1 million and 13.9 million shares of common stock for the quarter and nine months ended September 30, 2003, respectively, and approximately 11.9 million shares for the quarter and nine months ended September 30, 2002 were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.  In addition, common shares issuable upon the conversion of the Preferred Shares of 19.8 million, based on a share price of $6.95, and 20.5 million shares, based on a share price of $6.71, were not included in the computation of diluted earnings per share for the quarter and nine months ended September 30, 2003, respectively, because the Company incurred a loss from continuing operations before a cumulative effect of a change in accounting principle and, therefore, the effect of their inclusion would be antidilutive.

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

If the Company's stock option plans' compensation cost had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net loss and loss per share would have changed to the following pro forma amounts:

	Three months ended September 30		Nine months ended September 30
	2003	2002	2003	2002
Stock compensation cost (net of tax):
As reported	$ 0.5	$ 0.3	$ 1.2	$ 0.9
Pro forma	$ 1.6	$ 2.0	$ 5.1	$ 6.6
Net earnings (loss):
As reported	$ (28.1)	$ 8.1	$ (71.6)	$ (34.5)
Pro forma	$ (29.2)	$ 6.4	$ (75.5)	$ (40.2)
Basic and diluted net earnings (loss) per share:
As reported	$ (0.27)	$ 0.07	$ (0.64)	$ (0.30)
Pro forma	$ (0.28)	$ 0.06	$ (0.68)	$ (0.35)

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly Owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2003
Net sales	$ -	$ -	$ 292.3	$ 230.6	$ 57.9	$ (85.1)	$ 495.7
Cost of goods sold	1.6	-	294.4	201.8	38.8	(85.0)	451.6
Gross margins	(1.6)	-	(2.1)	28.8	19.1	(0.1)	44.1
Selling, general and administrative expenses	0.2	1.5	10.5	11.6	1.5	(4.0)	21.3
Restructuring activity	-	-	-	2.2	-	-	2.2
Operating earnings (loss)	(1.8)	(1.5)	(12.6)	15.0	17.6	3.9	20.6
Equity in earnings (loss) of subsidiaries/affiliates	13.2	(3.5)	-	12.7	-	(22.4)	-
Interest expense	33.0	7.5	5.7	1.3	(0.3)	(0.3)	46.9
Other (income) expense, net	27.4	0.1	(2.9)	0.9	(0.7)	(2.1)	22.7
Minority interest	(7.6)	-	-	-	-	-	(7.6)
Earnings (loss) before income taxes	(41.4)	(12.6)	(15.4)	25.5	18.6	(16.1)	(41.4)
Provision (benefit) for income taxes	(13.3)	-	-	8.1	6.0	(14.1)	(13.3)
Net earnings (loss)	$ (28.1)	$ (12.6)	$ (15.4)	$ 17.4	$ 12.6	$ (2.0)	$ (28.1)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly Owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2002
Net sales	$ -	$ -	$ 313.7	$ 220.0	$ 50.0	$ (93.5)	$ 490.2
Cost of goods sold	1.2	-	282.8	169.8	33.6	(62.9)	424.5
Gross margins	(1.2)	-	30.9	50.2	16.4	(30.6)	65.7
Selling, general and administrative expenses	0.4	2.4	10.5	7.5	1.1	(3.2)	18.7
Operating earnings (loss)	(1.6)	(2.4)	20.4	42.7	15.3	(27.4)	47.0
Equity in earnings of subsidiaries/affiliates	45.4	9.5	-	13.7	-	(68.6)	-
Interest expense	31.5	7.7	4.7	2.5	(0.4)	(2.2)	43.8
Other (income) expense, net	2.0	0.1	(0.3)	20.9	(4.6)	(25.1)	(7.0)
Minority interest	(1.6)	-	-	-	-	-	(1.6)
Earnings (loss) before income taxes	11.9	(0.7)	16.0	33.0	20.3	(68.7)	11.8
Provision for income taxes	3.8	-	-	10.5	6.5	(17.1)	3.7
Net earnings (loss)	$ 8.1	$ (0.7)	$ 16.0	$ 22.5	$ 13.8	$ (51.6)	$ 8.1

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly Owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2003
Net sales	$ -	$ -	$ 930.3	$ 755.3	$ 198.0	$ (297.1)	$ 1,586.5
Cost of goods sold	4.8	-	962.0	665.2	131.8	(301.3)	1,462.5
Gross margins	(4.8)	-	(31.7)	90.1	66.2	4.2	124.0
Selling, general and administrative expenses	1.0	6.5	32.0	29.1	4.2	(11.1)	61.7
Gain on sale of assets	-	-	-	(16.5)	-	-	(16.5)
Restructuring activity	-	-	2.4	3.1	0.4	-	5.9
Operating earnings (loss)	(5.8)	(6.5)	(66.1)	74.4	61.6	15.3	72.9
Equity in earnings (loss) of subsidiaries/affiliates	(46.8)	(23.2)	-	27.1	-	42.9	-
Interest expense	97.7	22.6	16.1	4.5	(0.8)	(1.3)	138.8
Gain on sale of assets	(35.5)	-	-	-	-	-	(35.5)
Other (income) expense, net	30.1	0.3	(5.3)	15.6	27.2	6.0	73.9
Minority interest	(30.4)	-	-	0.1	-	-	(30.3)
Earnings (loss) before income taxes	(114.5)	(52.6)	(76.9)	81.3	35.2	53.5	(74.0)
Provision (benefit) for income taxes	(45.6)	-	-	22.3	11.3	(24.3)	(36.3)
Earnings (loss) from continuing operations	(68.9)	(52.6)	(76.9)	59.0	23.9	77.8	(37.7)
Loss from discontinued operations	(28.7)	-	-	-	-	(0.3)	(29.0)
Earnings (loss) before cumulative effect of change in accounting principle	(97.6)	(52.6)	(76.9)	59.0	23.9	77.5	(66.7)
Cumulative effect of change in accounting principle	26.0	(13.6)	(32.7)	(1.3)	3.1	13.6	(4.9)
Net earnings (loss)	$ (71.6)	$ (66.2)	$ (109.6)	$ 57.7	$ 27.0	$ 91.1	$ (71.6)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly Owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2002
Net sales	$ -	$ -	$ 945.7	$ 769.0	$ 176.3	$ (314.6)	$ 1,576.4
Cost of goods sold	3.4	-	880.9	645.7	125.9	(290.3)	1,365.6
Gross margins	(3.4)	-	64.8	123.3	50.4	(24.3)	210.8
Selling, general and administrative expenses	(2.6)	7.4	32.8	26.2	3.6	(10.3)	57.1
Operating earnings (loss)	(0.8)	(7.4)	32.0	97.1	46.8	(14.0)	153.7
Equity in earnings of subsidiaries/affiliates	103.6	15.7	-	34.4	-	(153.7)	-
Interest expense	95.9	23.0	13.6	9.5	(1.6)	(9.1)	131.3
Other (income) expense, net	5.7	0.1	1.5	27.7	(2.3)	(28.0)	4.7
Minority interest	(11.2)	-	-	0.1	-	-	(11.1)
Earnings (loss) from continuing operations before income taxes	12.4	(14.8)	16.9	94.2	50.7	(130.6)	28.8
Provision for income taxes	4.0	-	-	30.1	16.2	(41.1)	9.2
Earnings (loss) from continuing operations	8.4	(14.8)	16.9	64.1	34.5	(89.5)	19.6
Loss from discontinued operations	(42.9)	-	-	-	-	(11.2)	(54.1)
Net earnings (loss)	$ (34.5)	$ (14.8)	$ 16.9	$ 64.1	$ 34.5	$ (100.7)	$ (34.5)

Condensed Consolidating Balance Sheet
 In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly Owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of September 30, 2003
Assets
Current assets:
Cash and cash equivalents	$ 4.9	$ -	$ 1.4	$ 0.1	$ 48.6	$ 1.0	$ -	$ 56.0
Receivables, net	0.8	0.5	91.1	119.4	101.4	28.4	(158.7)	182.9
Due from affiliates	151.1	59.0	-	0.7	894.2	231.3	(1,336.3)	-
Inventories, net	(2.2)	-	263.4	-	103.4	12.4	(42.9)	334.1
Other current assets	11.6	-	3.5	-	10.6	4.4	5.0	35.1
Total current assets	166.2	59.5	359.4	120.2	1,158.2	277.5	(1,532.9)	608.1
Property, plant and equipment, net	193.1	-	1,399.8	-	627.8	127.3	0.5	2,348.5
Due from affiliates	867.7	-	9.7	-	378.5	27.7	(1,283.6)	-
Investment in subsidiaries/affiliates	1,247.9	237.5	-	-	4,821.8	(114.1)	(6,193.1)	-
Other assets	535.6	0.7	54.5	9.7	62.1	59.5	(13.2)	708.9
Total assets	$ 3,010.5	$ 297.7	$ 1,823.4	$ 129.9	$ 7,048.4	$ 377.9	$ (9,022.3)	$ 3,665.5
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ -	$ 1.1	$ 125.1	$ -	$ 64.3	$ 12.7	$ (45.9)	$ 157.3
Accrued liabilities	99.5	1.4	55.3	20.1	60.9	42.1	(46.7)	232.6
Due to (from) affiliates	110.5	42.9	160.0	(0.1)	1,096.1	(35.3)	(1,374.1)	-
Short-term debt and current maturities of long-term debt	2.8	5.7	9.0	-	-	5.9	(4.7)	18.7
Total current liabilities	212.8	51.1	349.4	20.0	1,221.3	25.4	(1,471.4)	408.6
Due to affiliates	352.9	-	129.3	-	350.9	53.5	(886.6)	-
Long-term debt, less current maturities	1,905.8	563.0	414.2	-	17.3	0.2	(789.5)	2,111.0
Other noncurrent liabilities	(21.9)	103.0	140.5	138.4	173.6	74.1	(10.7)	597.0
Stockholders' equity (deficit)	560.9	(419.4)	790.0	(28.5)	5,285.3	224.7	(5,864.1)	548.9
Total liabilities and stockholders' equity (deficit)	$ 3,010.5	$ 297.7	$ 1,823.4	$ 129.9	$ 7,048.4	$ 377.9	$ (9,022.3)	$ 3,665.5

  Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly Owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$ 1.8	$ -	$ 0.1	$ 0.2	$ (6.1)	$ 21.7	$ -	$ 17.7
Restricted cash	103.9	-	-	-	1.6	-	-	105.5
Receivables, net	0.1	-	100.8	108.3	97.9	25.0	(153.1)	179.0
Due from affiliates	28.9	59.0	-	0.7	682.7	130.9	(902.2)	-
Inventories, net	(2.3)	-	244.3	-	135.1	19.8	(47.8)	349.1
Other current assets	11.6	-	8.1	-	5.7	1.1	22.2	48.7
Total current assets	144.0	59.0	353.3	109.2	916.9	198.5	(1,080.9)	700.0
Property, plant and equipment, net	181.8	-	1,399.1	-	629.4	92.5	(2.1)	2,300.7
Due from affiliates	768.2	-	9.7	-	316.4	70.8	(1,165.1)	-
Investment in subsidiaries/affiliates	1,326.3	277.9	-	-	4,716.4	(141.9)	(6,178.7)	-
Other assets	485.4	0.7	56.3	9.7	57.7	34.0	(7.4)	636.4
Total assets	$2,905.7	$ 337.6	$1,818.4	$ 118.9	$6,636.8	$ 253.9	$(8,434.2)	$3,637.1
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ -	$ 1.5	$ 119.7	$ -	$ 56.5	$ 11.1	$ (34.0)	$ 154.8
Accrued liabilities	72.1	4.8	64.5	12.0	53.4	10.1	(26.4)	190.5
Due to (from) affiliates	(40.5)	28.5	158.3	(0.1)	946.7	(28.9)	(1,064.0)	-
Short-term debt and current maturities of long-term debt	98.3	-	13.7	-	-	3.7	(9.5)	106.2
Total current liabilities	129.9	34.8	356.2	11.9	1,056.6	(4.0)	(1,133.9)	451.5
Due to affiliates	270.8	-	126.5	-	303.7	39.4	(740.4)	-
Long-term debt, less current maturities	1,968.4	543.3	310.8	-	-	0.2	(657.4)	2,165.3
Other noncurrent liabilities	23.6	109.1	117.3	135.5	184.6	79.8	(21.3)	628.6
Stockholders' equity (deficit)	513.0	(349.6)	907.6	(28.5)	5,091.9	138.5	(5,881.2)	391.7
Total liabilities and stockholders' equity (deficit)	$2,905.7	$ 337.6	$1,818.4	$ 118.9	$6,636.8	$ 253.9	$(8,434.2)	$3,637.1

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly Owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2003
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (95.5)	$ (25.4)	$ (41.7)	$ (0.1)	$ 38.4	$ (14.3)	$ 121.0	$ (17.6)
Cash Flows from Investing Activities
Capital expenditures	-	-	(55.9)	-	(23.7)	(8.7)	6.3	(82.0)
Proceeds from the sale of assets	56.6	-	-	-	21.0	-	-	77.6
Other	-	-	0.2	-	-	-	0.1	0.3
Net cash provided by (used in) investing activities	56.6	-	(55.7)	-	(2.7)	(8.7)	6.4	(4.1)
Net cash provided (used) before financing activities	(38.9)	(25.4)	(97.4)	(0.1)	35.7	(23.0)	127.4	(21.7)
Cash Flows from Financing Activities
Payments of long-term debt	(1,110.8)	-	(7.9)	-	(67.9)	-	4.6	(1,182.0)
Proceeds from issuance of long-term debt, net	1,080.7	25.4	106.6	-	85.3	-	(132.0)	1,166.0
Changes in short-term debt, net	(120.6)	-	-	-	-	2.3	-	(118.3)
Restricted cash	103.9	-	-	-	1.6	-	-	105.5
Issuance of preferred shares	133.1	-	-	-	-	-	-	133.1
Debt refinancing and issuance costs	(37.4)	-	-	-	-	-	-	(37.4)
Cash dividends paid	(6.9)	-	-	-	-	-	-	(6.9)
Net cash provided by financing activities	42.0	25.4	98.7	-	19.0	2.3	(127.4)	60.0
Net change in cash and cash equivalents	3.1	-	1.3	(0.1)	54.7	(20.7)	-	38.3
Cash and cash equivalents - beginning of period	1.8	-	0.1	0.2	(6.1)	21.7	-	17.7
Cash and cash equivalents - end of period	$ 4.9	$ -	$ 1.4	$ 0.1	$ 48.6	$ 1.0	$ -	$ 56.0

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly Owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2002
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (131.0)	$ (28.3)	$ 77.1	$ 0.1	$ 90.3	$ 9.0	$ 31.1	$ 48.3
Cash Flows from Investing Activities
Capital expenditures	-	-	(74.4)	-	(22.8)	(10.8)	7.9	(100.1)
Investment in joint venture	-	-	(10.0)	-	-	-	-	(10.0)
Other	(13.0)	-	1.5	-	0.1	0.3	-	(11.1)
Net cash used in investing activities	(13.0)	-	(82.9)	-	(22.7)	(10.5)	7.9	(121.2)
Net cash provided (used) before financing activities	(144.0)	(28.3)	(5.8)	0.1	67.6	(1.5)	39.0	(72.9)
Cash Flows from Financing Activities
Payments of long-term debt	(334.6)	(0.1)	(10.1)	-	(5.8)	-	7.8	(342.8)
Proceeds from issuance of long-term debt	330.1	28.4	17.8	-	-	-	(46.2)	330.1
Changes in short-term debt, net	(68.4)	-	-	-	(62.4)	(2.9)	(0.6)	(134.3)
Restricted cash	374.0	-	-	-	-	-	-	374.0
Payable to bondholders	(294.5)	-	-	-	-	-	-	(294.5)
Purchase of common shares	(79.5)	-	-	-	-	-	-	(79.5)
Issuance of common shares	67.9	-	-	-	-	-	-	67.9
Debt refinancing and issuance costs	(0.5)	-	-	-	-	-	-	(0.5)
Cash dividends paid	(6.9)	-	-	-	-	-	-	(6.9)
Net cash provided by (used in) financing activities	(12.4)	28.3	7.7	-	(68.2)	(2.9)	(39.0)	(86.5)
Net change in cash and cash equivalents	(156.4)	-	1.9	0.1	(0.6)	(4.4)	-	(159.4)
Cash and cash equivalents - beginning of period	233.0	-	0.9	0.1	7.8	6.9	-	248.7
Cash and cash equivalents - end of period	$ 76.6	$ -	$ 2.8	$ 0.2	$ 7.2	$ 2.5	$ -	$ 89.3

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended September 30, 2003 vs. three months ended September 30, 2002

Overview
Net sales for the third quarter of 2003 were $495.7 million and gross margins were $44.1 million. The net loss in the current quarter was $28.1 million, or $0.27 per share, included a restructuring charge of $2.2 million, $1.5 million after tax, or $0.01 per share (see Note 2 of Notes to Condensed Consolidated Financial Statements) and a charge related to bond tender premium and fees of $25.2 million, $17.1 million after-tax, or $0.15 per share (see Note 7 of Notes to Condensed Consolidated Financial Statements).  Net sales for the third quarter of 2002 were $490.2 million and gross margins were $65.7 million. Net earnings in the prior year period were $8.1 million, or $0.07 per share.

Net sales for the third quarter of 2003 increased $5.5 million or one percent from the prior year period while gross margins decreased $21.6 million or 33 percent.  The increase in sales was the result of higher potash sales volumes of $24.9 million and higher concentrated phosphate sales prices of $16.5 million, partially offset by lower concentrated phosphate sales volumes of $25.5 million and lower potash sales prices of $6.2 million.  Margins decreased as a result of higher raw material costs of $30.7 million, higher phosphate operating costs of $9.3 million, lower potash sales prices previously discussed, higher idle plant costs of $5.2 million and lower concentrated phosphates sales volumes of $3.2 million, partially offset by the higher phosphate sales prices discussed previously and higher potash sales volumes of $9.3 million.

The operating results of the Company's significant business units are discussed in more detail below.

_________________________________

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company's various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.

IMC PhosFeed

IMC PhosFeed's (PhosFeed) net sales for the third quarter of 2003 decreased seven percent to $310.6 million compared to $334.8 million for the same period last year largely as a result of lower concentrated phosphate sales volumes, reduced rock sales of $6.8 million and lower feed ingredient sales of $6.0 million, partially offset by higher sales prices.  Lower shipments of concentrated phosphates, primarily diammonium phosphate (DAP), unfavorably impacted net sales by $25.5 million.  Average DAP prices increased eight percent to $156 per short ton in the third quarter of 2003 from $145 per short ton in the third quarter of 2002.  Lower feed ingredient sales occurred because of increased domestic competition and an overall domestic industry downturn.

Gross margins decreased to a negative $1.3 million for the third quarter of 2003 compared to a positive $30.9 million for the third quarter of last year.  Margins were unfavorable as a result of higher raw material costs, specifically sulphur and ammonia, of $30.6 million, higher phosphate operating costs of $9.3 million, higher idle plant costs of $5.2 million and lower concentrated phosphate sales volumes of $3.2 million, partially offset by higher phosphate sales prices of $16.5 million.  The higher idle plant costs resulted from the total shutdown of  Louisiana production for the month of July.  Approximately 30 percent of IMC's Louisiana concentrated phosphate output continued to be idled in August and September to balance supply and current market demand.  This is a situation that is expected to be maintained until market conditions show sufficient and sustained improvement.

IMC Potash

IMC Potash's (Potash) net sales for the third quarter of 2003 increased 15 percent to $204.2 million compared to $178.1 million for the same period last year.  Gross margins increased 27 percent to $49.8 million for the third quarter of 2003 compared to $39.1 million for the same period in 2002.  The increase in net sales was primarily the result of increased sales volumes of $24.9 million, partially offset by lower sales prices of $6.2 million.  Potash's sales volumes were higher mainly as a result of higher export shipments as well as increased domestic demand.  The average selling price, including all potash products, of $72 per short ton compared to $73 per short ton in the prior year period.  Gross margins increased primarily as a result of higher sales volumes, a favorable fluctuation of $2.7 million in resource taxes due to a revision in Canadian tax law and a favorable inventory revaluation, partially offset by lower sales prices.

Key statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended September 30:

	2003	2002
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,271	1,445
Potash	2,074	1,772
Average price per ton[b]:
DAP	$ 156	$ 145
Potash	$ 72	$ 73

a Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.

b Average prices represent sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses increased by $2.6 million to $21.3 million in the current quarter from $18.7 million in the 2002 quarter.  This increase was primarily the result of consulting fees associated with the business performance improvement initiative.

Restructuring charges

During the third quarter of 2003, the Company incurred $2.2 million of restructuring charges predominantly related to a reorganization at the Corporate office.

Foreign currency transaction (gain) loss

Foreign currency transaction gain for the third quarter of 2003 decreased $6.8 million to $1.7 million from $8.5 million in the prior year period.  This was primarily caused by a strengthening of approximately one percent in the United States dollar against the Canadian dollar in the third quarter of 2003 compared to a strengthening of approximately five percent of the United States dollar in the prior year period.  This impacts the carrying value of United States dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Debt refinancing expense

In the third quarter of 2003, the Company consummated the Tender Offers (see Notes 5 and 7 of Notes to the Condensed Consolidated Financial Statements).  The increase in debt refinancing expense of $24.7 million was primarily the result of $25.2 million of expenses related to these transactions.

Minority interest

Losses allocated to minority interest increased $6.0 million from the same period last year.  This increase in losses allocated to minority interest was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating a loss in the current quarter as compared to earnings in the prior year period.

Income taxes

The effective tax rate was 32 percent for both periods.  The difference between the income tax benefit and the provision for income taxes for the two periods is primarily a result of the Company generating a pre-tax loss in the current period compared to pre-tax earnings in the prior year.

Nine months ended September 30, 2003 vs. nine months ended September 30, 2002

Overview
Net sales for the first nine months of 2003 were $1,586.5 million and gross margins were $124.0 million.  The loss from continuing operations in the current year was $37.7 million, or $0.35 per share including a restructuring charge of $5.9 million, $3.7 million after tax and minority interest, or $0.03 per share, (see Note 2 of Notes to Condensed Consolidated Financial Statements) and a charge related to bond tender premium and fees of $28.1 million, $19.1 million after-tax, or $0.17 per share (see Note 7 of Notes to Condensed Consolidated Financial Statements).  The net loss for the first nine months of 2003 was $71.6 million, or $0.64 per share including a loss from discontinued operations of $29.0 million, or $0.25 per share (see Note 4 of Notes to Condensed Consolidated Financial Statements) and a net charge for the cumulative effect of a change in accounting principle of $4.9 million, net of minority interest and taxes, or $0.04 per share (see Note 1 of Notes to Condensed Consolidated Financial Statements).  Net sales for the first nine months of 2002 were $1,576.4 million and gross margins were $210.8 million.  Earnings from continuing operations for the first nine months of 2002 were $19.6 million, or $0.17 per share.  The net loss was $34.5 million, or $0.30 per share including a loss from discontinued operations of $54.1 million, or $0.47 per share (see Note 4 of Notes to Condensed Consolidated Financial Statements).

Net sales for the nine months of 2003 increased $10.1 million or one percent from the prior year period while gross margins decreased $86.8 million or 41 percent.  The increase in sales was the result of higher concentrated phosphate sales prices of $60.6 million and higher potash sales volumes of $30.2 million, partially offset by lower concentrated phosphate sales volumes of $65.4 million and lower potash sales prices of $6.1 million.  Margins decreased as a result of higher raw material costs of $104.0 million, higher phosphate operating costs of $35.2 million, higher idle plant costs of $17.4 million and lower potash sales prices of $6.1 million, partially offset by the higher phosphate sales prices discussed previously and higher potash sales volumes of $16.1 million.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

PhosFeed's net sales for the nine months of 2003 decreased two percent to $988.2 million compared to $1,009.1 million for the same period last year largely as a result of lower concentrated phosphate sales volumes and lower feed ingredient sales of $16.5 million, partially offset by higher concentrated phosphate sales prices.  Lower shipments of concentrated phosphates, primarily DAP, unfavorably impacted net sales by $65.4 million.  Average DAP prices increased nine percent to $151 per short ton in the first nine months of 2003 from $138 per short ton in the first nine months of 2002.  Lower feed ingredient sales occurred because of increased domestic competition and an overall domestic industry downturn.

Gross margins decreased to a negative $29.5 million for the first nine months of 2003 compared to a positive $63.4 million for the first nine months of last year.  Margins were unfavorable as a result of higher raw material costs, specifically sulphur and ammonia, of $98.3 million, higher phosphate operating costs of $35.2 million and higher idle plant costs of $17.4 million, partially offset by higher phosphate sales prices of $60.6 million.  The higher idle plant costs resulted from the three month idling of a Florida rock mine and the total shutdown of Louisiana production for the months of June and July to reduce inventory levels and cash outflow.  Prior to June and subsequent to July, approximately 30 percent of IMC's Louisiana concentrated phosphate output had been idled to balance supply and current market demand.  This is a situation that is expected to be maintained until market conditions show sufficient and sustained improvement.

IMC Potash

Potash's net sales for the first nine months of 2003 increased four percent to $657.5 million compared to $632.7 million for the same period last year mainly as a result of higher sales volumes of $30.2 million, partially offset by lower sales prices of $6.1 million.  Gross margins increased five percent to $167.9 million for the first nine months of 2003 compared to $159.7 million for the same period in 2002.  Margins were favorable as a result of higher sales volumes of $16.1 million, partially offset by lower sales prices discussed previously and higher natural gas costs of $5.7 million.

Key statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the nine months ended September 30:

	2003	2002
Sales volumes (in thousands of short tons)[a]:
Phosphates	4,174	4,647
Potash	6,637	6,260
Average price per ton[b]:
DAP	$ 151	$ 138
Potash	$ 73	$ 73

a Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.

b Average prices represent sales made FOB plant/mine.

Foreign currency transaction (gain) loss

Foreign currency transaction (gain) loss for the first nine months of 2003 changed by $50.8 million to a loss of $49.0 million from a gain of $1.8 million in the prior year period.  This was primarily caused by a strengthening of approximately 14 percent in the Canadian dollar against the United States dollar during the first nine months of 2003.  This impacts the carrying value of United States dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Gain on sale of assets

In the second quarter of 2003, the Company received cash proceeds of $57.0 million from two transactions with Compass.  The transactions included the sale of about 15 percent out of the Company's 19.9 percent minority economic interest in Compass, and the sale of the sulphate of potash business line in Carlsbad, New Mexico.  The Company recognized a gain of $16.5 million recorded in Operating earnings on the Consolidated Statement of Operations, and a gain of $35.5 million, in nonoperating earnings on the Consolidated Statement of Operations, respectively, from these transactions.

Debt refinancing expenses

In the third quarter of 2003, the Company consummated the Tender Offers (see Notes 5 and 7 of Notes to the Condensed Consolidated Financial Statements).  The $27.6 million increase in debt refinancing expense was primarily the result of $25.2 million of expenses related to these transactions.  In addition, the Company recorded a $2.8 million charge, in January 2003, for early debt retirement when it redeemed the remaining $98.3 million of the 6.50 percent senior notes due August 1, 2003 (Senior Notes).

Restructuring charges

During the third quarter of 2003, the Company incurred $2.2 million of restructuring charges predominantly related to a reorganization at the Corporate office.  In addition, the company incurred a charge of $3.4 million during the first quarter of 2003 and an additional $0.3 million during the second quarter for the Program (see Note 2 of Notes to the Condensed Consolidated Financial Statements).

Other (income) expense, net

Other (income) expense, net for the first nine months of 2003 changed $9.2 million to income of $3.2 million from expense of $6.0 million in the prior year period.  This change was primarily a result of a $5.1 million distribution received on the Company's remaining investment in Compass and a $3.6 million gain associated with ineffective natural gas hedges related to idled facilities.  Per SFAS No. 133, Derivative Instruments and Hedging Activities, as amended, the underlying contracts did not qualify as hedges because the facilities designated to take delivery of the natural gas were idled.

Minority interest

Losses allocated to minority interest increased $19.2 million from the same period last year.  This increase in losses allocated to minority interest was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating a loss in the current period as compared to earnings in the prior year period.

Income taxes

A tax benefit of $36.3 million was recorded for the current period on a pre-tax loss of $74.0 million versus a tax provision of $9.2 million on $28.8 million of earnings before taxes (32 percent effective tax rate) in the prior year period. The recorded tax benefit in the current year period resulted from a tax benefit (at 32 percent) relating to a pre-tax loss from continuing operations, excluding the pre-tax gains on the Compass asset sales, offset by a tax provision at a reduced rate principally due to available capital loss carryforward offsets related to the Compass asset sales.

In July 2003, the United States Internal Revenue Service issued a notice of intent to issue regulations which may impact the Company's future usage of foreign tax credits under its current organization structure. The effective date of the changes announced in the notice will be January 1, 2004 for the Company. The impact of the notice and potential organization structure changes which would mitigate its effects upon the Company's provision or benefit for income taxes in future periods and its financial position are being reviewed.

Cumulative effect of a change in accounting principle

On January 1, 2003 the Company adopted SFAS No. 143.  Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred.  In the first quarter, the Company recorded a net charge of $4.9 million representing the difference between the Company recording its obligations pursuant to the new requirements and amounts previously recorded (see Note 1 of Notes to Condensed Consolidated Financial Statements).

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

The Company's credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test.  In addition, the credit facilities contain certain covenants and events of default.  Most of the Company's various material debt instruments have cross default provisions.  In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default.  Of the Company's material debt instruments, the Credit Facility has the lowest specified threshold amount, $20.0 million.  The Company's access to funds is dependent upon its product prices, input costs and market conditions.  During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors; there can be no assurance that the Company would be able to comply with applicable financial covenants or meet its liquidity needs.  The Company cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized; or that future borrowings will be available when needed or in an amount sufficient to enable the Company to repay indebtedness or to fund other liquidity needs.

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

The Company entered into the Credit Facility on May 17, 2001.  Pursuant to the Credit Facility, the Company and certain of its domestic subsidiaries may borrow up to approximately $470.0 million.  The Credit Facility consists of a Revolving Credit Facility of up to $210.0 million available for revolving credit loans and letters of credit as well as a Term Loan Facility of approximately $260.0 million. The Credit Facility requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility).

On May 7, 2003, IMC USA entered into the Potash Facility where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275 basis points), and are secured by IMC USA's accounts receivable and inventory.  The Potash facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of the Company and the parent of IMC USA. Neither the Company, nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of September 30, 2003, the Potash Facility had a borrowing base that could support borrowings up to $31.9 million, of which IMC USA had borrowed $17.3 million. The net available borrowings under the Potash Facility as of September 30, 2003 were $14.6 million.

In June 2003, the Company sold the Preferred Shares for net proceeds of $133.1 million.  The Preferred Shares have a dividend yield of 7.5 percent, a 22 percent conversion premium (for an equivalent conversion price of $7.76 per common share) and will mandatorily convert into shares of the Company's common stock on July 1, 2006.  The net proceeds of the offering were used for general corporate purposes, which included funding working capital and debt reduction.  The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the timing of the conversion and the average market price of the Company's common stock.

On August 1, 2003 the Company completed the August Note Offering. The proceeds of the August Note Offering, together with $59.4 million of proceeds from the Preferred Shares were used to: (i) repurchase $140.4 million of the Company's 6.55 percent notes due 2005 and $273.1 million of the 7.625 percent notes due 2005 pursuant to the Tender Offers; (ii) pay $23.3 million tender premiums related to the Tender Offers; (iii) pay $5.6 million of accrued interest related to the repurchased notes; and (iv) pay related fees and expenses. The 10.875 percent notes due 2013 contain covenants similar to and rank pari pasu with the Company's Notes. The Notes contain certain covenants that limit matters including the making of restricted payments, as defined.  Under the most restrictive of the covenants limiting restricted payments, as of September 30, 2003, the Company had $24.8 million available for the payment of cash dividends with respect to its common and preferred stock.

The Company incurs certain liabilities for reclamation activities and phosphogypsum stack closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of September 30, 2003 the Company had $91.7 million in surety bonds outstanding which mature over the next twelve months, and met the financial strength test for the remaining portion of such additional liabilities.  In connection with the outstanding surety bonds, the Company has posted $40.0 million of collateral in the form of letters of credit.  There can be no assurance that the Company will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, the Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

New financial responsibility rules for closure and long-term care of phosphogypsum stacks in the State of Florida are expected to be implemented beginning in 2004.  In addition to more stringent financial tests than the current rules, the new rules call for the phasing out of the financial test mechanism in lieu of liquid financial assurance mechanisms (such as surety bonds, letters of credit, closure insurance or escrow accounts) over the next 20 years.  In addition, the cost of treating phosphogypsum waste water must be phased in as part of the closure costs over the next 20 years.  All such costs are currently recognized as liabilities in accordance with SFAS No.143.

Operating activities used $17.6 million of cash for the first nine months of 2003 compared to generating $48.3 million for the same period in 2002.  The unfavorable variance from the prior year was primarily a result of the decrease in operating earnings.

Investing activities used $4.1 million for the first nine months of 2003 compared to $121.2 million in the first nine months of 2002.  This change was primarily the result of the $57.0 million in proceeds from the transactions with Compass and $20.6 million in proceeds received from the sale of White River (see Note 4 of Notes to Condensed Consolidated Financial Statements), as well as lower capital spending.  Capital expenditures for the first nine months of 2003 decreased $18.1 million to $82.0 million from $100.1 million in the prior year.  The Company estimates that its capital expenditures from continuing operations for 2003 will approximate $120.0 million and will be financed primarily from operations and borrowings.

Cash generated by financing activities for the first nine months of 2003 of $60.0 million increased $146.5 million from a use of cash of $86.5 million for the first nine months of 2002.  This increase was primarily the result of the proceeds received from the issuance of the Preferred Shares in June 2003.  The Company also used its Restricted cash to redeem the remaining Senior Notes in January 2003.

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

During the third quarter of 2003, the Company entered into a ten-year pay floating, receive fixed interest rate swap (Swap) with a notional amount of $150.0 million.  The terms of the Swap mirror those in the August Note Offering.  The Company will pay six month LIBOR plus 636 basis points and receive the fixed rate of the August Note Offering.  The Swap is a fair value hedge as defined in SFAS No. 133.

The Company has increased the amount of its natural gas forward purchase contracts since December 31, 2002 to a notional amount of 17.6 million mmbtu as of September 30, 2003.  The contracts extend through October 31, 2004 and have an average price of $4.92 per mmbtu.

As of September 30, 2003, none of the Company's exposure to the other risk factors discussed above had materially changed from December 31, 2002.

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
A report under Item 5 dated July 8, 2003. A report under Item 5 dated July 14, 2003. A report under Items 7 and 12 dated July 30, 2003.

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: Robert M. Qualls Robert M. Qualls Vice President and Controller (on behalf of the registrant and as chief accounting officer)

Date:  November 13, 2003

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.(a)	Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013		X
4.ii.(b)

Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011

X
4.ii.(c)

Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013

X
10.iii.	Description of certain severance benefits for John J. Ferguson		X
31.1	Certification Required by Rule 13a-14(a)		X
31.2	Certification Required by Rule 13a-14(a)		X
32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X