Form 10-K
period 2003-12-31
IMC GLOBAL INC
filed 2004-03-12
CIK 820626

*****************************************************************************

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes   ü   No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes   ü   No ____

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter: $768,178,481 as of June 30, 2003. Market value is based on the June 30, 2003 closing price of registrant's common stock as reported on the New York Stock Exchange Composite Transactions for such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant's classes of common stock: 115,676,202 shares, excluding 14,913,722 treasury shares as of February 27, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

1.   Portions of the registrant's Annual Report to Shareholders for the year ended December 31, 2003 (Part I - Items 1 and 3 and Part II - Items 5, 6, 7, 7A and 8).

2.   Portions of the registrant's definitive proxy statement to be issued in conjunction with the 2004 Annual Meeting of Stockholders (Part III - Items 10, 11, 12, 13 and 14).

*****************************************************************************

2003 FORM 10-K CONTENTS

PART I.

Item 1.  Business.1

COMPANY PROFILE

IMC Global Inc. (Company or IMC), a publicly traded Delaware corporation incorporated in 1987, is one of the world's leading producers and distributors of crop nutrients to the domestic and international agricultural communities as well as one of the foremost manufacturers and distributors of animal feed ingredients to the industry. The Company mines, processes and distributes potash in the United States (U.S.) and Canada and is the majority joint venture partner in IMC Phosphates Company (IMC Phosphates), a leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. The Company's current operational structure consists of two continuing business units corresponding to its major product lines as follows: IMC PhosFeed (PhosFeed), which represents the phosphates and feed ingredients businesses, and IMC Potash (Potash). IMC's continuing operations are located in North America.  As a result of the planned divestiture of the remaining portions of IMC Chemicals, the financial information for this business is reflected as discontinued operations. See Note 5 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K for information with respect to the status of this divestiture.

______________________________________

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company's various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports. These factors are based upon the Company's strategic plans and direction under its current Board of Directors and management.  As described in Part I, Item 1, "Business," of this Annual Report on Form 10-K, the Company has entered into a business combination agreement with Cargill, Incorporated.  If the transactions contemplated thereby are consummated, the Company's business would be operated by a newly-formed public company going forward.  The Board of Directors and management of the new public company may not be the same as exists on the date hereof for the Company, and they may operate the business of the Company in a manner that differs from the Company's current operations.  The factors listed above do not account for any such possible change in the Company's operations.
______________________________________

Mergers

In December 2003, the Company and Phosphate Resource Partners Limited Partnership (PLP) jointly announced that the Company was considering making a proposal to merge an affiliate of the Company with PLP, with each publicly held partnership unit in PLP being converted into the right to receive 0.2 shares of IMC common stock (PLP unit exchange).  In addition, the Company and PLP announced that Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation (collectively, the largest public holders of PLP units) had agreed to support such a transaction.  PLP is a publicly traded limited partnership in which the Company indirectly holds partnership units representing an approximate 51.6 percent interest and of which PRP-GP LLC (PRP), a wholly owned subsidiary of the Company, is administrative managing general partner and holder of 51.58 percent of the equity. PLP is the minority (43.5 percent) owner of IMC Phosphates.  In January 2004, the Company presented the PLP unit exchange to the Board of Directors of PRP.  On March 1, 2004, IMC and PLP announced that the Board of Directors of PRP had unanimously approved the PLP unit exchange, and recommended that unitholders vote to approve the PLP unit exchange.  The merger agreement relating to the PLP unit exchange is expected to be signed shortly, following the final approval by the Board of Directors of the Company.  Such approval is expected in the near future.  The PLP unit exchange will be subject to certain conditions, including among other things, necessary regulatory approvals, action by the unitholders of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies.  The PLP unit exchange is not conditioned on the consummation of the Company’s combination with Cargill Crop Nutrition referred to below. If the combination with Cargill Crop Nutrition is consummated, and the Company's common stock is converted into the right to receive common stock of the newly formed company, then each former publicly held PLP unit will be converted into the right to receive 0.2 shares of common stock of the newly created company.

In January 2004, the Company signed a definitive agreement with Cargill, Incorporated (Cargill) to combine the Company's and Cargill's Crop Nutrition businesses to create a new, publicly traded company (Newco).  The combination will be effected by the contribution by Cargill to Newco of equity interests in entities owning all or substantially all of the assets, liabilities and obligations of the Cargill Crop Nutrition businesses, in exchange for the issuance by Newco of shares of common stock and Class B common stock to Cargill.  In addition, as part of the combination, a wholly owned subsidiary of Newco will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Newco.  In the merger, each outstanding share of the Company's common stock and preferred stock will be converted into one share of Newco common stock or preferred stock, as applicable.  Cargill will own approximately 66.5 percent of Newco's common stock and IMC's common stockholders will own approximately 33.5 percent of Newco's common stock.  The combination is subject to regulatory approval in the U.S., Brazil, Canada, China and several other countries; the approval of the Company's stockholders; the completion of the PLP unit exchange; and satisfaction of other customary closing conditions.  Subject to completion of the closing conditions contained in the definitive agreement, the Company anticipates the transaction will close in the summer of 2004.

Strategy

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

In 2000, IMC launched a Continuous Improvement Program based on Six Sigma and other similar methodologies for process improvement, cost reduction and customer satisfaction.  Six Sigma is an overall methodology for driving business improvement.  The Six Sigma process uses data and rigorous statistical analysis to identify and eliminate defects or sources of variation in a process or product, resulting in the potential for improved efficiency, improved quality, and lower costs.  Currently IMC has approximately 250 employees trained in the  identification and implementation of Six Sigma projects.  In 2003, pre-tax and pre-minority interest savings and other benefits from these initiatives were approximately $12.9 million through the completion of 36 formal projects and nearly 60 smaller projects known as work-outs.  Project examples include improved process control to reduce input usage, improved yields and efficiencies, optimized logistics, improved product quality and reduced waste.  While primarily manufacturing-focused, the Company has recently expanded the scope of Six Sigma to improving transactional business processes such as order management and invoicing.

In early 2003, IMC announced a new multi-year program called Business Process Improvement, including Operational Excellence.  This broad-based re-engineering initiative was designed to increase efficiency, reduce costs and enhance revenues through redesign and optimization of core business processes.  The focus of Business Process Improvement has included productivity improvement and cost reduction in manufacturing; optimization of profitability in sales and marketing; efficiency improvements and cost reduction in freight and warehousing; and cost reduction and cost avoidance in procurement.  Implementation of this major Company-wide initiative is being completed through teams and other full-time resources that are dedicated to process redesign.  Examples of specific projects, associated with this initiative, are: (i) the design and implementation of a new preventive and predictive maintenance program to reduce unnecessary costs associated with emergency repairs in the operations; and (ii) an inventory optimization program designed to reduce the working capital necessary to support customer service.

Through these and other strategies, IMC remains focused on enhancing its leadership position as one of the most efficient North American producers of concentrated phosphates, potash and animal feed ingredients.  By leveraging its large and expansive logistics network, IMC can provide efficient and reliable service to its customers around the world.  Coupled with a strong focus on world-class customer service and product quality, IMC builds relationships with its customers that provide a basis for continuous growth.

Market

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

The crop nutrients industry is a global market, in which supply and demand are dictated by worldwide factors.  Demand is driven largely by economic and political conditions, demographics as well as limits on arable land.  Population growth increases demand for grain, as do increases in disposable income and associated improvements in diet.  Improved diets include greater consumption of livestock and poultry, which together account for approximately 70 percent of the annual consumption of grain.  Combined with limits on arable land, an increasing demand for grain drives demand for higher crop yields through greater application of crop nutrients.  Supply of crop nutrients is generally driven by higher global commodity prices, weather conditions and local government policies.

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

PhosFeed

PhosFeed is a leading U.S. miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, as well as a leading U.S. producer of concentrated phosphates. PhosFeed is also one of the world's three largest producers and marketers of phosphate and potash based animal feed ingredients. PhosFeed's mines and related operations are located in central Florida, while the facilities that produce concentrated phosphates and animal feed ingredients are located in central Florida and Louisiana. Such mines, concentrates plants and related facilities are owned or leased principally by IMC Phosphates, a general partnership of which the Company is the majority owner. IMC Phosphates MP Inc. (MP Co.) manages the operations of IMC Phosphates. MP Co. is a wholly owned subsidiary of the Company and PLP.  The Company's total interest (through wholly owned subsidiaries and through the Company's interest in PLP) in IMC Phosphates is approximately 78.9 percent. Sales, marketing, customer service, distribution, administrative and other functions are in some cases furnished to IMC Phosphates and MP Co. by the Company and its subsidiaries that include IMC USA Holdings Inc., IMC USA Inc. LLC and IMC Global Operations Inc.

Although PhosFeed sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally. Domestically, PhosFeed sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. Virtually all of PhosFeed's export sales are marketed through the Phosphates Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization. PhosFeed also uses concentrated phosphates and potash internally for the production of animal feed ingredients, which are supplied to poultry and livestock markets in North America, Latin America and Asia. PhosFeed operates in a highly competitive global market.

Potash

Potash mines, processes and distributes potash in the U.S. and Canada. Potash has four mines in Canada within the province of Saskatchewan and two in the U.S. located in New Mexico and Michigan. Each mine location has related facilities which refine the mined potash. Such mines and related facilities are owned or leased and operated principally through Company subsidiaries corresponding to the location of each mine: IMC Canada Ltd. for the mine at Belle Plaine, Saskatchewan; IMC Esterhazy Canada Limited Partnership for the two mines at Esterhazy, Saskatchewan; IMC Potash Colonsay ULC for the mine at Colonsay, Saskatchewan; IMC Potash Carlsbad Inc. for the mine at Carlsbad, New Mexico; and IMC USA Inc. LLC for the mine at Hersey, Michigan.  Sales, marketing, customer service, distribution, administrative and other services are in some cases performed for Potash by the Company and its subsidiaries that include IMC USA Holdings Inc., IMC USA Inc. LLC and IMC Global Operations Inc.

Potash's products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and also are used in the manufacture of crop nutrients and animal feed ingredients as well as sold to customers for industrial use. Its North American sales are made through the Company's sales force. The agricultural sales are primarily to independent accounts, cooperatives and leading regional fertilizer buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry. Additionally, potash is sold as an ingredient in icemelter as well as a water softener regenerant. Potash's exports from Canada, except to the U.S., are made through Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers. Potash is a commodity available from many sources and, consequently, the market is highly competitive.

Other

For information on the Company's operating segments and its operations by geographic area, see Note 18 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

For additional information on the Company's business structure, see Notes 1 and 5 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

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

PhosFeed

Net sales for PhosFeed were $1,417.5 million, $1,338.1 million and $1,245.9 million for the years ended December 31, 2003, 2002 and 2001, respectively.  PhosFeed is a leading U.S. miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with approximately 18 million tons of annual capacity.  PhosFeed is also a leading U.S. producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5)2.  PhosFeed's concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers.  Additionally, PhosFeed is one of the world's three largest producers and marketers of phosphate and potash-based animal feed ingredients with a total annual capacity approaching one million tons.

____________________________________________________

2 P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide.
____________________________________________________

PhosFeed's facilities, which produce concentrated phosphates and animal feed phosphates, are located in central Florida and Louisiana.  Its annual capacity represents approximately 30 percent of total U.S. concentrated phosphate production capacity and approximately nine percent of world capacity.  The Florida concentrated phosphate facilities consist of two plants: New Wales and South Pierce.  The New Wales complex is the second largest concentrated phosphate plant in the world with an estimated annual capacity of nearly two million tons of phosphoric acid (P2O5 equivalent).  New Wales primarily produces two forms of concentrated phosphates and four forms of animal feed phosphates.  Diammonium phosphate (DAP) and monoammonium phosphate (MAP, both granular and powdered) are the fertilizer derivatives, while Biofos®, Dynafos®, Monofos® and Multifos® are the animal feed derivatives.  The South Pierce plant produces phosphoric acid, merchant grade phosphoric acid and granular triple superphosphate.  Additionally, PhosFeed sources potassium raw materials from the Company's respective production facilities and markets Dyna-K®, Dyna-K White® and Dynamate® as potassium-based feed ingredients.

The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft.  The Uncle Sam plant produces phosphoric acid.  The phosphoric acid is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular monoammonium phosphate (GMAP).  The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia.  The Taft facility manufactures DAP and GMAP.  Concentrated phosphate operations are managed to balance PhosFeed's output with customer needs.  In response to then-current reduced market demand, PhosFeed suspended production at its Taft facility in July 1999 and suspended phosphoric acid production at its Faustina facility in November 1999.  From January 2001 until early August 2001, PhosFeed temporarily suspended its Uncle Sam phosphoric acid production as well as its Faustina DAP and GMAP production.  In addition, from January 2001 until June 2001, PhosFeed temporarily suspended its Faustina ammonia production.  From June 2003 until early August 2003, PhosFeed temporarily suspended its Uncle Sam phosphoric acid production as well as its Faustina DAP, GMAP and ammonia production.  The Taft facility and Faustina's phosphoric acid production facilities remain temporarily idled.

Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

Phosphate Rock
All of PhosFeed's phosphate mines and related mining operations are located in central Florida.  PhosFeed extracts phosphate ore through surface mining after removal of a ten to fifty foot layer of sandy overburden and then processes the ore at its beneficiation plants where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials.  PhosFeed currently produces at four operational mines.

PhosFeed's rock production volume was approximately 15 million tons, 18 million tons and 14 million tons for the years ended December 31, 2003, 2002 and 2001, respectively.  In order to manage its inventories, PhosFeed temporarily idled its mining operations in 2001 during the months of July and December.  From late January 2003 through April 2003, PhosFeed temporarily idled its Fort Green mining operation in order to manage its inventories.  Although PhosFeed sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally in the production of concentrated phosphates.  Tons used internally totaled approximately 12 million, 12 million and 11 million for the years ended December 31, 2003, 2002 and 2001, respectively, representing 73 percent, 70 percent and 69 percent, respectively, of total rock tons shipped.  Rock shipments to customers totaled approximately four million, five million and five million tons for each of the years ended December 31, 2003, 2002 and 2001, respectively.

PhosFeed estimates its proven reserves to be 440 million tons of phosphate rock as of December 31, 2003.  PhosFeed owns approximately 54 percent of these reserves and controls the remainder through long-term lease, royalty or purchase option agreements.  Reserve grades range from 58 percent to 78 percent bone phosphate of lime (BPL)3, with an average grade of 64 percent BPL.  The phosphate rock mined by PhosFeed in the last three years averaged 64 percent BPL, which management believes is typical for phosphate rock mined in Florida during this period.  PhosFeed estimates its reserves based upon exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined.

_______________________________________________

3 BPL is the standard industry term used to grade the quality of phosphate rock.

_______________________________________________

PhosFeed also owns or controls phosphate rock resources in the southern extension of the central Florida phosphate district (Resources).  Resources are mineralized deposits that may become economically recoverable.  However, additional geostatistical analyses, including further exploration, permitting and mining feasibility studies, are required before such deposits may be classified as reserves.  Based upon its preliminary analyses of these Resources, PhosFeed believes that these mineralized deposits differ in physical and chemical characteristics from those historically mined by PhosFeed but are similar to certain of the reserves being mined in current operations.  These Resources contain estimated recoverable phosphate rock of approximately 127 million tons.  Some of these Resources are located in what may be classified as preservational wetland areas under standards set forth in current county, state and federal environmental protection laws and regulations.  Consequently, PhosFeed's ability to mine these Resources may be restricted.

Sulphur
Sulphur is used at the New Wales, South Pierce, Uncle Sam and (when producing phosphoric acid) Faustina plants to produce sulphuric acid primarily for use in PhosFeed's production of phosphoric acid.  Until June 2002, a significant portion of PhosFeed's sulphur requirements was provided by Freeport-McMoRan Sulphur LLC (FMS) under a supply agreement with the Company, while PhosFeed's remaining sulphur requirements were provided by market contracts.  In June 2002, PhosFeed completed the acquisition of the sulphur transportation and terminaling assets of FMS through Gulf Sulphur Services Ltd., LLLP (Gulf Services), a 50-50 joint venture with Savage Industries Inc.  Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, PhosFeed negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers.  Additionally, the Company, CF Industries, Inc. and Cargill Fertilizer, Inc. have formed a separate joint venture to construct a facility for remelting sulphur for use at their respective Florida phosphate fertilizer operations.  The remelt facility was expected to be operational in 2005, however the three companies have slowed the development process until further discussions are held during 2004.  The remelt facility would provide PhosFeed additional flexibility by allowing it to diversify and procure a portion of its sulphur from the much larger and previously inaccessible offshore solid sulphur market.

Ammonia
PhosFeed's ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under annual and multi-year contracts.  Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is principally used internally to produce certain concentrated phosphates.  Ammonia for the New Wales plant and third party ammonia customers of PhosFeed is terminaled through an ammonia facility at Port Sutton, Florida that is leased by PhosFeed for a term expiring in 2013 which PhosFeed may extend for up to five additional years.  In connection with the sale of PhosFeed's Port Sutton fertilizer and feed warehouse and marine export facility (Port Sutton) in December 2003 that is adjacent to the Port Sutton ammonia facility, PhosFeed entered into an agreement with the buyer for the buyer to also operate the Port Sutton ammonia facility.  The agreement expires in 2013 but may be extended by PhosFeed for an unlimited number of additional five year terms, as long as the parties are entitled to operate the ammonia facility.

Sales and Marketing
Domestically, PhosFeed sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers.  PhosFeed also uses concentrated phosphates internally for the production of animal feed ingredients.  Virtually all of PhosFeed's export sales of phosphate crop nutrients are marketed through PhosChem which the Company administers on behalf of itself and two other member companies.  PhosChem believes that its sales represent approximately 41 percent of total U.S. exports of concentrated phosphates.  The countries that account for the largest amount of PhosChem's sales of concentrated phosphates include China, Brazil, Australia and Japan.  During 2003, PhosFeed's concentrated phosphates exports to Asia were 34 percent of total shipments by volume, with China representing 35 percent of export shipments.  PhosFeed, with a strong brand position in a $1.0 billion feed ingredients global market, also supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia.

The table below shows PhosFeed's shipments of concentrated phosphates in thousands of dry product tons, primarily DAP:

	2003		2002		2001
	Tons	%	Tons	%	Tons	%
Domestic	2,657	44	2,857	46	2,689	45
Export	3,373	56	3,331	54	3,313	55
Total shipments	6,030	100	6,188	100	6,002	100

As of December 31, 2003, PhosFeed had contractual commitments for 2004 from non-affiliated customers for the shipment of approximately three million tons of concentrated phosphates and approximately five million tons of phosphate rock.  PhosFeed also had contractual commitments from non-affiliated customers for the shipment of phosphate feed and feed grade potassium products amounting to approximately 500,000 tons in 2004.

In connection with the Port Sutton sale, PhosFeed entered into an agreement with the buyer pursuant to which at least 70 percent (75 percent if the buyer meets certain customer requirements) of the bulk marine export requirements for DAP and MAP and 100 percent of the bulk marine export requirements for animal feed ingredients from New Wales will be shipped through the Port Sutton facility and the buyer's Port Manatee, Florida, warehouse and marine export facility.  The agreement expires in 2013 but may be extended by PhosFeed for an unlimited number of additional five year terms.

Competition
PhosFeed operates in a highly competitive global market.  Among the competitors in the global phosphate crop nutrient market are domestic and foreign companies, as well as foreign government-supported producers.  Phosphate crop nutrient producers compete primarily based on price and, to a lesser extent, product quality and innovation.  Major integrated producers of feed phosphates and feed grade potassium are located in the U.S., Europe and China.  Many smaller producers are located in emerging markets around the world.  Many of these smaller producers are not manufacturers of phosphoric acid and are required to purchase this raw material on the open market.  Competition in this global market is also driven by price, quality and service.

As one of the largest miners of phosphate rock in the U.S., and one of the world's largest producers of concentrated phosphates, PhosFeed enjoys an advantage over some competitors as the scale of operations effectively reduces production costs per unit.  PhosFeed is also vertically integrated to captively supply one of its key raw materials, phosphate rock, to its concentrated phosphate production facilities.  In addition, it produces another raw material, ammonia, to captively supply its Faustina concentrates facility.  As a 50 percent owner of Gulf Services, PhosFeed is well-positioned to ensure an adequate, flexible and cost-effective supply of its third key raw material, sulphur.

With production facilities in both Central Florida near the Port of Tampa and in Louisiana on the Mississippi River, PhosFeed is logistically positioned to supply both domestic and international customers.  In addition, those multiple production points afford PhosFeed the flexibility to optimally balance supply and demand.

With no captive ammonia production in Florida, PhosFeed is subject to significant volatility in its purchase price of ammonia from world markets.  In addition, PhosFeed is subject to many environmental laws and regulations in the state of Florida that are often more stringent than those with which producers in other states or foreign countries must comply.

Potash

Net sales for the Company's potash business unit were $855.5 million, $805.9 million, and $811.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Potash mines, processes and distributes potash in the U.S. and Canada.  The term "potash" applies generally to the common salts of potassium.  Potash's products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacture of mixed crop nutrients and, to a lesser extent, animal feed ingredients (see PhosFeed).  Potash also sells potash to customers for industrial use. Potash operates four potash mines in Canada as well as two potash mines in the U.S.  In addition, Potash's products are used for icemelter and water softener regenerant.  Potash has total capacity in excess of 11 million tons of product per year.  In 2003, Potash's operations accounted for approximately 15 percent of world capacity on a K2O4 basis.

__________________________________________________

4 Because the amount of potassium in the common salts of potassium varies, the industry has established a common standard of measurement of defining a product's potassium content, or grade, in terms of equivalent percentages of potassium oxide (K2O).  A K2O equivalent of 60 percent, 50 percent and 22 percent is the customary minimum standard for muriate of potash, sulphate of potash and double sulphate of potash magnesia products, respectively.

__________________________________________________

Canadian Operations
Potash's four mines in Canada produce muriate of potash exclusively and are located in the province of Saskatchewan, Canada.  Two potash mines are interconnected at Esterhazy, one is located at Belle Plaine and one is located at Colonsay.  Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over three thousand feet where continuous mining machines cut out the ore face and load it on to conveyor belts.  The ore is then crushed, moved to storage bins and then hoisted to refineries above ground.  In contrast, Potash's solution mining process involves heated water, which is pumped through a "cluster" to dissolve the potash in the ore bed.  A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather, electric drilling rig.  A separate distribution center at each cluster controls the brine flow.  The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques.  Concurrently, solution is pumped into a 130 acre cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge.  Refined potash is dewatered, dried and sized.  The Canadian operations produce 22 different potash products, including industrial grades, many through proprietary processes.

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

Potash controls the rights to mine 323,992 acres of potash-bearing land in Saskatchewan.  This land, of which 91,629 acres have already been mined or abandoned, contains approximately 4.1 billion tons of potash mineralization (calculated after estimated extraction losses) at a weighted average grade of approximately 20 percent K2O.  Potash's management believes that this ore is sufficient to support current operations for more than a century and will yield more than 1.26 billion tons of finished product with a K2O content of approximately 60 percent.

Potash's mineral rights in Saskatchewan consist of 125,675 acres owned in fee, 174,999 acres leased from the province of Saskatchewan and 23,318 acres leased from other parties.  All leases are renewable at the option of Potash for an indefinite number of successive terms of 21 years.  Royalties, established by regulation of the province of Saskatchewan, amounted to $8.1 million in 2003 and approximately $8.0 million in 2002 and 2001.

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

Since December 1985, Potash has experienced an inflow of water into one of its two interconnected potash mines at Esterhazy, Saskatchewan.  As a result, Potash has incurred expenditures, certain of which, due to their nature, have been capitalized while others have been charged to expense, to control the inflow.  Since the initial discovery of the inflow, Potash has been able to meet all sales obligations from production at the mines.  Potash has considered alternatives to the operational methods employed at Esterhazy.  However, the procedures utilized to control the water inflow have proven successful to date, and Potash currently intends to continue conventional shaft mining.  Despite the relative success of these measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow or remediation costs will not increase to a level which would cause Potash to change its mining process or abandon the mines.  While shaft mining, in general, poses safety risks to employees, it is the opinion of Potash and its independent advisors that the water inflow at Esterhazy does not create an unacceptable nor unmanageable risk to employees.  The current operating approach and related risks are reviewed on a regular basis by management and the Board of Directors.

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

United States Operations
Potash has two U.S. potash facilities: the Carlsbad shaft mine located in Carlsbad, New Mexico and the Hersey solution mine located in Hersey, Michigan.

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

Two types of potash are produced at the Carlsbad refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; and double sulfate of potash magnesia, marketed under the brand name K-Mag®, containing significant amounts of sulphur, potassium and magnesium, with low levels of chloride.  Production by the Company of a third type of potash, sulfate of potash (SOP), was discontinued in November 2003 in connection with the sale of the SOP business line.  See Note 2 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

At the Carlsbad facility, Potash mines and refines potash from 56,197 acres of reserves that are controlled by long-term leases.  These reserves contain an estimated total of 129.5 million tons of potash mineralization (calculated after estimated extraction losses) in three mining beds evaluated at thickness ranging from four and one-half feet to in excess of eleven feet.  At average refinery rates, these ore reserves are estimated to be sufficient to yield 7.1 million tons of concentrate from sylvinite with an average grade of approximately 60 percent K2O and 24.5 million tons of langbeinite concentrate with an average grade of approximately 22 percent K2O.  At projected rates of production, management estimates that Carlsbad's reserves of sylvinite and langbeinite are sufficient to support operations for more than 12 years and 24 years, respectively.

At Hersey, Michigan, Potash operates a solution mining facility which produces salt and potash.  At the Hersey facility, Potash's mineral rights consist of 580 acres owned in fee and 2,380 acres controlled under long-term leases.  These lands contain an estimated 69 million tons of potash mineralization contained in two beds ranging in thickness from fourteen to thirty feet.  Management estimates that these reserves are sufficient to yield 12.6 million tons of concentrate from sylvinite with an average grade of 60 percent K2O.  At current rates of production, management estimates that these reserves are sufficient to support operations for more than 125 years.

The Hersey facility, including owned and leased mineral rights, is subject to the mortgage granted under the Company's senior secured credit facility.  For further information, see Capital Resources and Liquidity incorporated by reference in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation," of this Annual Report on Form 10-K.

Royalties for the U.S. operations amounted to approximately $4.6 million in 2003 and $4.0 million in 2002 and 2001.

Natural Gas
Natural gas is a significant raw material used in the potash solution mining process. The purchase, transportation and storage of natural gas amounted to approximately 16 percent of Potash's production costs for 2003.  The two solution mines accounted for approximately 74 percent of Potash's total natural gas requirements for potash production.  Potash purchases a portion of its requirements through fixed price physical contracts and uses forward contracts to fix the price of an additional portion of future purchases.   The remainder of its requirements is purchased either on the domestic spot market or under short-term contracts.

Sales and Marketing
Potash's North American potash sales are made through the Company's sales force.  North American agricultural sales are primarily to independent accounts, co-operatives and large regional fertilizer buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry. Additionally, potash is sold as an ingredient in icemelter as well as a water softener regenerant.

Potash is sold throughout the world, with Potash's largest amount of sales outside of North America made to China, Japan, India, South East Asia, Australia, New Zealand and Latin America.  Potash's exports from Canada, except to the U.S., are made through Canpotex.  In general, Canpotex sales are allocated among the producer members based on production capacity.  Potash currently supplies approximately 36.7 percent of Canpotex's requirements.  Potash's exports from Carlsbad are sold through Potash's sales force.  In 2003, 85 percent of the potash produced by Potash was sold as crop nutrients, while 15 percent was sold for non-agricultural uses.

The table below shows Potash's shipments of potash in thousands of tons:

	2003		2002		2001
	Tons	%	Tons	%	Tons	%
Domestic
Customers	5,330	62	5,227	66	5,050	65
Captive, to other business units	124	2	129	2	217	3
	5,454	64	5,356	68	5,267	68
Export	3,132	36	2,588	32	2,466	32
Total shipments	8,584	100	7,944	100	7,733	100

As of December 31, 2003, Potash had contractual commitments for 2004 from non-affiliated customers for the shipment of potash amounting to approximately 1,380,000 tons.

Competition
Potash is a commodity available from many sources and consequently, the market is highly competitive.  In addition to Potash, there are four large North American producers: two in the U.S. and two in Canada.  Through its participation in Canpotex, Potash competes outside of North America with various independent potash producers and consortia as well as other export organizations, including state-owned organizations.  Potash's principal methods of competition, with respect to the sale of potash include: pricing; offering consistent, high-quality products and superior service; as well as developing new industrial and consumer uses for potash.

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

The Company sells products throughout the world.  Unfavorable changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade; unexpected changes in tax and trade treaties; strengthening or weakening of foreign economies as well as political relations with the U.S. may cause sales trends to customers in one or more foreign countries to differ from sales trends in the U.S.

The Company's foreign operations, predominately in Canada, are subject to risks from changes in foreign currencies.  The costs of the Canadian operations are principally denominated in the Canadian dollar while its sales are denominated in the U.S. dollar.  As a result, significant changes in the exchange rate of these two currencies can have a significant effect on the company's business and results of operations.  For additional detail, see Market Risk in Part II, Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," of this Annual Report on Form 10-K.

OTHER MATTERS

Environmental Matters

For information regarding environmental matters of the Company, see Environmental, Health and Safety Matters incorporated by reference in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

Employees

The Company had 5,017 employees as of December 31, 2003.  The work force consisted of 1,373 salaried, 3,643 hourly employees and one temporary or part-time employee.

Labor Relations

Within North America, the Company has five collective bargaining agreements with the affiliated local chapters of three international unions.  As of December 31, 2003, approximately 91 percent of the hourly work force was covered under collective bargaining agreements.  Three agreements were re-negotiated during 2003.  Two agreements will expire in 2004.  The Company has not experienced a significant work stoppage in recent years and considers its labor relations to be good.

EXECUTIVE OFFICERS OF THE REGISTRANT

The ages and five-year employment history of the Company's executive officers as of March 1, 2004 was as follows:

E. Paul Dunn, Jr.
Age 50. Vice President, Finance and Treasurer of the Company since March 2002.  From May 1998 to March 2002, Mr. Dunn served as Vice President and Treasurer of the Company.

C. Steven Hoffman
Age 54. Senior Vice President of the Company since 1990 and President, IMC Sales and Marketing since March 2002.  From September 1998 to March 2002, Mr. Hoffman served as President, International of the Company.

Mary Ann Hynes
Age 56. Senior Vice President and General Counsel of the Company since joining the Company in July 1999. Prior to joining the Company, Ms. Hynes served as Vice President, General Counsel and Secretary of Sundstrand Corporation, a designer and manufacturer of aerospace and industrial technology-based components, from 1998 to July 1999.

Stephen P. Malia
Age 49. Senior Vice President, Human Resources of the Company since joining the Company in January 2000. Prior to joining the Company, Mr. Malia served as Vice President, Human Resources-Exterior Systems Business for Owens Corning, a manufacturer of consumer and industrial building materials and composite systems, from 1997 through 1999.

Douglas A. Pertz
Age 49. Chairman and Chief Executive Officer of the Company since March 2002.  From October 2000 to March 2002, Mr. Pertz served as Chairman, President and Chief Executive Officer of the Company, and from October 1999 to October 2000, Mr. Pertz served as President and Chief Executive Officer of the Company.  Mr. Pertz served as President and Chief Operating Officer of the Company from October 1998 to October 1999.

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

Robert M. Qualls
Age 53.  Vice President and Controller of the Company since March 2002.  From January 2001 to March 2002, Mr. Qualls served as Vice President, Finance of IMC Crop Nutrients.  Mr. Qualls served as Vice President of Finance, Purchasing and Information Services of IMC Phosphates Company from October 1999 to January 2001, and as Vice President of Finance and Administration from February 1997 to October 1999.

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

Item 3.  Legal Proceedings1.

For information on legal and environmental proceedings, see Note 17 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form 10-K.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the three months ended December 31, 2003.

PART II.

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

For information related to the years 2003 and 2002, reference is made to the Company's 2003 Annual Report to Stockholders (Report) under the heading "Quarterly Results (Unaudited)," incorporated herein by reference.  The principal stock exchange on which the Company's common stock is traded is The New York Stock Exchange.  For information on dividend restrictions see Note 11 of Notes to Consolidated Financial Statements incorporated by reference in Part II, Item 8, "Financial Statements and Supplementary Data," of this Annual Report on Form     10-K.

The following provides information related to equity compensation plans.

	Number of shares to be issued upon exercise of outstanding options, warrants or rights	Weighted-average exercise price of outstanding options, warrants or rights	Number of shares remaining available for future issuance under stock option plans (excluding shares reflected in first column)
Equity compensation plans approved by stockholders	13,719,703	$18.68	5,085,699
Equity compensation plans not approved by stockholders	2,862	$ -	-
Total	13,722,565	n/a	5,085,699

Item 6.  Selected Financial Data.

For information related to the years 1999 through 2003 reference is made to the Report under the heading "Five Year Comparison," incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations," of the Report incorporated herein by reference.

Item 7A.Quantitative and Qualitative Disclosures about Market Risk.

Reference is made to Market Risk incorporated herein by reference in Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of this Annual Report on Form 10-K.

Item 8. Financial Statements and Supplementary Data.

Reference is made to the Company's Consolidated Financial Statements and Notes thereto in the Report, together with the report thereon of Ernst & Young LLP, of such Report and the information contained under the heading "Quarterly Results (Unaudited)," in such Report incorporated herein by reference. Condensed consolidating financial information for certain of the Company's subsidiaries, which are guarantors of the Company's senior notes issued during 2001, 2002 and 2003, is included in Note 20 of such Report.  The complete audited financial statements for PLP and IMC Phosphates, two of the guarantor entities which are partially-owned by the Company and which provided limited guarantees of the senior notes, are contained within their own separate Annual Reports on Form 10-K filings.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.Controls and Procedures.

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.  The Company's management, with the participation of its principal executive and financial officers, have evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.  The Company's principal executive and financial officers have concluded, based on such evaluations that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

There was no change in the Company's internal control over financial reporting that was identified in connection with such evaluations that occurred during the fourth fiscal quarter of 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III.

Item 10.Directors and Executive Officers of the Registrant.

The information contained under the headings "The IMC Board and Board Committees--Committee of the Board of Directors--Audit Committee," "The Annual Meeting--Election of Directors" and "Beneficial Ownership of Common Stock--Section 16(a) Beneficial Ownership Reporting Compliance," included in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders and the information contained under the heading "Executive Officers of the Registrant," in Part I, Item 1, "Business," hereof is incorporated herein by reference.

IMC has a code of ethics within the meaning of Item 406 of Regulation S-K that applies to its principal executive officer, principal financial officer and principal accounting officer.   Such code of ethics is available on IMC's website (www.imcglobal.com).   The information contained on IMC's website is not being incorporated herein.

Item 11.Executive Compensation.

The information under the heading "Policies Relating to the Board of Directors--Compensation of Directors" and "Executive Compensation," included in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information under the heading "Beneficial Ownership of Common Stock," included in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.  Reference is made to the information in the table set forth in Part II, Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters," of this Annual Report on Form 10-K.

Item 13.Certain Relationships and Related Transactions.

The information under the heading "Executive Compensation," included in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.  Reference is made to the information in the table set forth in Part II, Item 5, "Market for Registrant's Common Stock and Related Stockholder Matters," of this Annual Report on Form 10-K.

Item 14.Principal Accounting Fees and Services.

The information included under the heading "Ratification of the Appointment of Independent Auditors," included in the Company's definitive Proxy Statement for the 2004 Annual Meeting of Stockholders is incorporated herein by reference.

PART IV.

Item 15.Exhibits, Financial Statement Schedules and Reports on Form 8-K.

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
A report under Items 7 and 12 dated October 30, 2003.
A report under Items 5 and 7 dated December 29, 2003.
(c)	Exhibits
Reference is made to the Exhibit Index beginning on page E-1 hereof.
(d)

Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually, or in the aggregate, significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

********************************************

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IMC GLOBAL INC. (Registrant)
Douglas A. Pertz Douglas A. Pertz Chairman and Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
Douglas A. Pertz Douglas A. Pertz	Chairman and Chief Executive Officer (principal executive officer)	March 12, 2004
Reid Porter J. Reid Porter	Executive Vice President and Chief Financial Officer (principal financial officer)	March 12, 2004
Robert M. Qualls Robert M. Qualls	Vice President and Controller (principal accounting officer)	March 12, 2004
* Raymond F. Bentele	Director	March 12, 2004
* James M. Davidson	Director	March 12, 2004
* Harold H. MacKay	Director	March 12, 2004
* David B. Mathis	Director	March 12, 2004
* Donald F. Mazankowski	Director	March 12, 2004
* Bernard M. Michel	Director	March 12, 2004
* Pamela B. Strobel	Director	March 12, 2004
* Richard L. Thomas	Director	March 12, 2004

*By:      Rose Marie Williams
               Rose Marie Williams
             Attorney-in-fact

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i

Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, among IMC Global Inc., Global Nutrition Solutions, Inc., GNS Acquisition Corp., Cargill, Incorporated and Cargill Fertilizer, Inc.

Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 26, 2004*
2.ii.	Registrant hereby agrees to furnish to the Commission, upon request, a copy of the IMC Global Inc. and Cargill, Incorporated disclosure schedules that were omitted from the filing of Exhibit 2.i
3.i.(a)	Restated Certificate of Incorporation, as amended and restated through January 6, 1998	Exhibit 3.(i).(a) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
3.i.(b)	Certificate of Designations for the Series D Junior Participating Preferred Stock	Exhibit A to Exhibit 3 to the Current Report on Form 8-K dated May 27, 1999*
3.i.(c)	Certificate of Designations dated June 27, 2003 relating to the 7.50% Mandatory Convertible Preferred Shares	Exhibit 4.1 to Registration Statement No. 333-70797
3.ii.	Amended and Restated By-Laws	Exhibit 3 to the Current Report on Form 8-K dated May 27, 1999*
3.iii.(a)

Rights Agreement dated May 27, 1999, with EquiServe, Inc., as service provider for EquiServe Trust Company N.A., as successor to First Chicago Trust Company of New York, as Rights Agent (including the Shareholder Rights Plan)

Exhibit 4 to the Current Report on Form 8-K dated May 27, 1999*
3.iii.(b)

Amendment No. 1, dated as of January 26, 2004, to the Rights Agreement, dated as of May 27, 1999, between the Company and EquiServe, Inc., a Delaware Corporation, as service provider for EquiServe Trust Company N.A., a National Banking Association, as successor to First Chicago Trust Company of New York, as Rights Agent.

Exhibit 4.1 to the Registration Statement on Form 8-A/A dated January 26, 2004*
4.ii.(a)

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

Supplemental Indenture dated as of July 1, 2002 between IMC Global Dutch Holdings B.V., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(d) to Amendment No. 1 to Registration Statement No. 333-103362
4.ii.(m)

Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003, by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

Exhibit 4.2 to the Current Report on Form 8-K of IMC Global Inc. for February 25, 2003*
4.ii.(n)

Supplemental Indenture dated as of July 3, 2003 between IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011

Exhibit 4.ii.(a) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003*
4.ii.(o)

Amendment No. 1 dated as of June 4, 2003 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

Exhibit 4.ii.(b) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003*
4.ii.(p)

Amendment No. 2 dated as of June 20, 2003 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

Exhibit 4.ii.(c) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003*
4.ii.(q)	Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013	Exhibit 4.ii.(a) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003*
4.ii.(r)

Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011

Exhibit 4.ii.(b) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003*
4.ii.(s)

Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013

Exhibit 4.ii.(c) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003*
4.iii.

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
10.iii.(a)**	1988 Stock Option & Award Plan, as amended and restated	Exhibit A to Proxy Statement dated April 5, 2001*
10.iii.(b)**	1994 Stock Option Plan for Non-Employee Directors	Exhibit 4(a) to Registration Statement No. 33-56911
10.iii.(c)**	Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.iii.(e) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000*
10.iii.(d)**	Addendum dated July 10, 2001 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.iii.(d) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002*
10.iii.(e)**	1998 Stock Option Plan for Non-Employee Directors	Exhibit 10.7 to the Company's Current Report on Form 8-K dated May 14, 1998*
10.iii.(f)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) 1998 Defined Contribution Supplemental Executive Retirement Plan	Exhibit 10.iii.(m) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(g)**	Form of Amended and Restated Executive Severance Agreement dated October 24, 2000 between IMC Global Inc. and C.S. Hoffman, M.A. Hynes, S.P. Malia and R. Porter	Exhibit 10.iii.(i) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000*
10.iii.(h)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) Restoration Plan	Exhibit 10.iii.(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(i)**	First amendment to the IMC Global Inc. 1998 Restoration Plan	Exhibit 10.iii.(v) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*
10.iii.(j)**	Sixth Amendment to the 1988 Stock Option and Award Plan, as amended and restated	Exhibit 10.iii.(p) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(k)**	Master Trust Agreement for IMC Global Inc. Nonqualified Deferred Compensation Plans	Exhibit 10.iii.(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(l)**	IMC Global Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan effective February 1, 2002	Exhibit 10.iii.(r) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(m)**	IMC Global Inc. Amended and Restated Management Deferred Compensation Plan effective February 1, 2002	Exhibit 10.iii.(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(n)**	First Amendment dated February 20, 2002 to the 1998 Stock Option Plan for Non-Employee Directors	Exhibit 10.iii.(t) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(o)**	Form of Executive Severance Agreement dated March 4, 2002 between IMC Global Inc. and J.J. Ferguson	Exhibit 10.iii.(u) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*
10.iii.(p)**	Form of Key Manager Severance Agreement between IMC Global Inc. and E. Paul Dunn, Jr.	Exhibit 10.iii.(q) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002*
10.iii.(q)**	Form of Key Manager Severance Agreement between IMC Global Inc. and R. M. Qualls	Exhibit 10.iii.(r) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002*
10.iii.(r)**	1997 Directors' Pension Plan Termination and Conversion of Accrued Benefits	Exhibit 10.iii.(s) to the Company's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002*
10.iii.(s)**	Addendum dated February 17, 2003 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.iii.(a) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2003*
10.iii.(t)**	Addendum dated March 21, 2003 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.iii.(b) to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2003*
10.iii.(u)**	Description of certain severance benefits for John J. Ferguson	Exhibit 10.iii to the Company's Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003*
10.iii.(v)**	Amendment dated December 2003 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	X
10.iii.(w)**	Amendment dated December 15, 2003 to Executive Severance Agreement between IMC Global Inc. and C. S. Hoffman	X
10.iii.(x)**	Amendment dated December 10, 2003 to Executive Severance Agreement between IMC Global Inc. and M. A. Hynes	X
10.iii.(y)**	Amendment dated December 10, 2003 to Executive Severance Agreement between IMC Global Inc. and S. P. Malia	X
10.iii.(z)**	Amendment dated December 10, 2003 to Executive Severance Agreement between IMC Global Inc. and R. Porter	X
10.iii.(aa)**	Amendment dated December 2004 to Key Manager Severance Agreement between IMC Global Inc. and E. Paul Dunn, Jr.	X
10.iii.(bb)**	First Amendment dated December 15, 2004 to Key Manager Severance Agreement between IMC Global Inc. and R. M. Qualls.	X
10.iii.(cc)**	Second Amendment dated December 15, 2004 to Key Manager Severance Agreement between IMC Global Inc. and R. M. Qualls	X
10.iii.(dd)**	Amendment dated February 11, 2004 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	X
10.iii.(ee)**	Amendment dated February 5, 2004 to Executive Severance Agreement between IMC Global Inc. and C. S. Hoffman	X
10.iii.(ff)**	Amendment dated February 9, 2004 to Executive Severance Agreement between IMC Global Inc. and M. A. Hynes	X
10.iii.(gg)**	Amendment dated February 4, 2004 to Executive Severance Agreement between IMC Global Inc. and S. P. Malia	X
10.iii.(hh)**	Amendment dated February 6, 2004 to Executive Severance Agreement between IMC Global Inc. and R. Porter	X
10.iii.(ii)**	Amendment dated February 11, 2004 to Key Manager Severance Agreement between IMC Global Inc. and E. Paul Dunn, Jr.	X
12	Ratio of Earnings to Fixed Charges	X
13	The portions of IMC Global Inc.'s 2003 Annual Report to Stockholders which are specifically incorporated by reference	X
21	Subsidiaries of the Registrant	X
23	Consent of Ernst & Young LLP, Independent Auditors	X
24	Power of Attorney	X
31.1	Certification Required by Rule 13a-14(a)	X
31.2	Certification Required by Rule 13a-14(a)		X
32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
99	Agreement between IMC Global Inc., Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation governing the granting of proxies to IMC Global Inc.	Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 29, 2003*

* SEC File No. 1-9759.
** Denotes management contract or compensatory plan.