Form 10-Q
period 2004-03-21
IMC GLOBAL INC
filed 2004-05-07
CIK 820626

*************************************************************************************

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes  X  .           No____.

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 115,818,873 shares, excluding 14,922,406 treasury shares as of April 29, 2004.

*************************************************************************************

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

The accompanying interim condensed consolidated financial statements of IMC Global Inc. (Company or IMC) do not include all disclosures normally provided in annual financial statements.  These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company's Annual Report on Form 10‑K for the year ended December 31, 2003 are unaudited but include all adjustments which the Company's management considers necessary for fair presentation.  These adjustments consist of normal recurring accruals and the adoption of new accounting pronouncements.  Certain 2003 amounts have been reclassified to conform to the 2004 presentation.  Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended March 31
	2004	2003
Net sales	$ 584.2	$ 552.1
Cost of goods sold	505.4	516.0
Gross margins	78.8	36.1
Selling, general and administrative expenses	16.8	18.3
Restructuring charges	-	3.4
Operating earnings	62.0	14.4
Interest expense	47.1	45.9
Foreign currency transaction (gain) loss	(4.6)	21.9
Debt refinancing expense	-	2.9
Other expense, net	8.8	1.9
Earnings (loss) before minority interest	10.7	(58.2)
Minority interest	(8.5)	(11.6)
Earnings (loss) before taxes	19.2	(46.6)
Provision (benefit) for income taxes	7.6	(14.9)
Earnings (loss) from continuing operations	11.6	(31.7)
Loss from discontinued operations	(2.4)	-
Earnings (loss) before cumulative effect of a change in accounting principle	9.2	(31.7)
Cumulative effect of a change in accounting principle (net of minority interest of $6.9 and a tax benefit of $3.0)	-	(4.9)
Net earnings (loss)	$ 9.2	$ (36.6)
Earnings (loss) from continuing operations available for common shareholders:
Earnings (loss) from continuing operations	$ 11.6	$ (31.7)
Preferred stock dividend	(2.6)	-
	$ 9.0	$ (31.7)
Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations available for common shareholders before cumulative effect of a change in accounting principle	$ 0.08	$ (0.28)
Loss from discontinued operations	(0.02)	-
Cumulative effect of a change in accounting principle	-	(0.04)
Net earnings (loss) per share available for common shareholders	$ 0.06	$ (0.32)
Basic weighted average number of shares outstanding	114.9	114.7
Diluted weighted average number of shares outstanding	116.0	114.7
Dividends declared per share of common stock	$ -	$ 0.02

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	(Unaudited) March 31, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 1.5	$ 76.8
Restricted cash	-	12.4
Receivables, net	213.7	194.8
Inventories, net	354.1	305.7
Deferred income taxes	7.1	7.1
Other current assets	43.9	42.8
Total current assets	620.3	639.6
Property, plant and equipment, net	2,331.7	2,357.8
Goodwill, net	289.0	289.0
Other assets	395.5	384.3
Total assets	$ 3,636.5	$ 3,670.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 175.4	$ 185.7
Accrued liabilities	257.5	242.9
Short-term debt and current maturities of long-term debt	43.4	25.4
Total current liabilities	476.3	454.0
Long-term debt, less current maturities	2,057.8	2,091.4
Deferred income taxes	1.6	19.9
Other noncurrent liabilities	576.7	578.8
Stockholders' equity:
Preferred stock, 7.5% mandatory convertible preferred, $1 par value, issued 2,750,000 as of March 31 and December 31 (liquidation preference $50 per share)	2.8	2.8
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,594,856 shares and 130,589,425 shares as of March 31 and December 31, respectively	130.6	130.6
Capital in excess of par value	1,864.6	1,871.7
Accumulated deficit	(1,125.6)	(1,132.2)
Accumulated other comprehensive income (loss)	(8.9)	1.0
Treasury stock, at cost, 14,922,406 and 15,486,798 shares as of March 31 and December 31, respectively	(339.4)	(347.3)
Total stockholders' equity	524.1	526.6
Total liabilities and stockholders' equity	$ 3,636.5	$ 3,670.7

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Three months ended March 31
	2004	2003
Cash Flows from Operating Activities
Net earnings (loss)	$ 9.2	$ (36.6)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	45.5	41.1
Minority interest	(8.5)	(11.6)
Deferred income taxes	(16.4)	(18.6)
Cumulative effect of a change in accounting principle	-	4.9
Other charges	3.9	18.9
Other credits	(17.1)	(26.3)
Changes in:
Receivables	(18.9)	(22.1)
Inventories	(48.4)	37.3
Other current assets	1.7	0.2
Accounts payable	(10.3)	22.5
Accrued liabilities	13.1	(22.2)
Adjustments from discontinued operations	-	0.6
Net cash used in operating activities	(46.2)	(11.9)
Cash Flows from Investing Activities
Capital expenditures	(23.6)	(23.7)
Proceeds from the sale of assets	2.1	20.6
Net cash used in investing activities	(21.5)	(3.1)
Net cash used before financing activities	(67.7)	(15.0)
Cash Flows from Financing Activities
Payments of long-term debt	(109.9)	(361.1)
Proceeds from issuance of long-term debt	113.7	366.5
Changes in short-term debt, net	(19.3)	(98.5)
Restricted cash	12.4	105.5
Debt refinancing and issuance costs	(1.9)	(1.7)
Cash dividends paid	(2.6)	(2.3)
Net cash provided by (used in) financing activities	(7.6)	8.4
Net change in cash and cash equivalents	(75.3)	(6.6)
Cash and cash equivalents - beginning of period	76.8	17.7
Cash and cash equivalents - end of period	$ 1.5	$ 11.1

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(Unaudited)

1.   RESTRUCTURING CHARGES

Activity related to the Company's restructuring accruals during the period January 1, 2004 to March 31, 2004 was as follows:

	Accrual as of January 1, 2004	Cash Paid	Accrual as of March 31, 2004
Non-employee exit costs:
Demolition and closure costs	$ 18.8	$ (1.2)	$ 17.6
Employee headcount reductions:
Severance benefits	3.2	(0.7)	2.5
Total	$ 22.0	$ (1.9)	$ 20.1

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in the Company's 2003 Annual Report on Form 10-K.

2.   DISCONTINUED OPERATIONS

In December 1999, the Company received approval from the Board of Directors for a plan to sell the entire IMC Chemicals (Chemicals) business unit.  On November 5, 2001, the Company sold Penrice Soda Products Pty. Ltd., an Australian unit of Chemicals.  On February 21, 2003, the Company sold its White River Nahcolite Minerals (White River) sodium bicarbonate mine and plant for proceeds of approximately $20.6 million.  On March 23, 2004 the Company sold substantially all of its remaining discontinued Chemicals entities, which generally comprised the soda ash and boron businesses, for gross proceeds of $6.0 million and retained a minority economic interest in the resulting company.  In the first quarter of 2004, the Company recorded an additional loss on disposal of $2.4 million, which included an additional operating loss of $4.0 million, $3.0 million after tax, to reflect the terms of the sale.

At December 31, 2003 for financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated losses on disposal, were classified in Other current assets as net assets of discontinued operations held for sale.  See the table below for the detail and classification of assets and liabilities.

December 31, 2003
Assets:
Receivables, net	$ 38.9
Inventories, net	48.8
Other current assets	0.7
Other assets	4.4
Total assets	92.8
Liabilities:
Accounts payable	27.8
Accrued liabilities	22.1
Estimated accrued loss on disposal	35.0
Other noncurrent liabilities	5.9
Total liabilities	90.8
Net assets of discontinued operations held for sale	$ 2.0

3.   INVENTORIES

	March 31, 2004	December 31, 2003
Products (principally finished)	$ 281.8	$ 235.3
Operating materials and supplies	77.7	75.5
	359.5	310.8
Less: Allowances	(5.4)	(5.1)
Inventories, net	$ 354.1	$ 305.7

4.   FINANCING ARRANGEMENTS

In May 2001, the Company entered into a senior secured credit facility pursuant to a credit agreement.  The credit facility, as amended and restated (Credit Facility) consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and of a term loan facility (Term Loan Facility) of approximately $251.3 million.  As of March 31, 2004, the Company had no outstanding borrowings under the Revolving Credit Facility; outstanding letters of credit totaling $81.5 million, $1.5 million of which do not reduce availability under the Revolving Credit Facility; and $251.3 million outstanding under the Term Loan Facility.  The net available borrowings under the Revolving Credit Facility as of March 31, 2004, were approximately $130.0 million.

The Credit Facility contains certain covenants that limit matters, including capital expenditures, joint venture investments, monetary acquisitions, indebtedness, the payment of dividends, and repurchases or redemptions of capital stock. The Credit Facility also requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility).  The Company expects to be in compliance with the provisions of the Credit Facility throughout 2004.  Under the covenants limiting the payment of dividends, as of March 31, 2004, the Company had $33.6 million available for the payment of cash dividends with respect to its common stock.  The amount available for payment of dividends is increased by 25 percent of cumulative Consolidated Net Income (as defined) for each fiscal year.  Additionally, after the payment of any future cash dividends on common stock, the Company must have at least $50.0 million of additional borrowings available under the Revolving Credit Facility.

In March 2004, IMC announced that it had obtained amendments to the credit agreement governing its Credit Facility (Credit Agreement).  The descriptions of the terms of the Credit Agreement below reflect those amendments.

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC's credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004.  For the four fiscal quarters ended March 31, 2004, IMC's interest expense coverage ratio was 1.88 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 4.00 to 1.00 after December 31, 2004.  For the four fiscal quarters ended March 31, 2004, IMC's total leverage ratio was 5.59 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00.  For the four fiscal quarters ended March 31, 2004, IMC's secured leverage ratio was 0.73 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC's credit facilities to the sum of the total principal amount of the loans under IMC's credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00.  At March 31, 2004, IMC's collateral coverage ratio was 1.67 to 1.00.

As part of the March 2004 amendments to the Credit Agreement, IMC amended the former provisions pursuant to which the Credit Facility (which otherwise matures in May 2006 in the case of the Revolving Credit Facility and November 2006 in the case of the Term Loan Facility) would have matured on October 15, 2004 if IMC had not refinanced its 7.625 percent Senior Notes due in 2005 and 6.55 percent Senior Notes due in 2005 (collectively 2005 Notes) prior to October 15, 2004.  In 2003, IMC refinanced approximately $413.5 million of the $450.0 million 2005 Notes then outstanding.  Pursuant to the amendments, the Credit Facility will not mature until the dates in 2006 referred to above as long as IMC repays approximately $10.0 million of the 2005 Notes at maturity in January 2005 and refinances the remaining approximately $27.0 million balance of the 2005 Notes by March 24, 2005 with the proceeds from an offering of debt securities that do not mature or require any amortization or other payment prior to May 31, 2007 or with the proceeds from an offering of equity securities.

Interest rates associated with the Term Loan Facility and the Revolving Credit Facility vary depending upon the Company's leverage ratio.  With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 150.0 to 225.0 basis points or LIBOR plus 250.0 to 325.0 basis points.  With respect to the Term Loan Facility, interest on such loans is calculated at either prime plus 275.0 to 300.0 basis points or LIBOR plus 375.0 to 400.0 basis points.  The Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 325.0 basis points and LIBOR plus 400.0 basis points, respectively, as of March 31, 2004.

IMC and Cargill, Incorporated (Cargill) announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company (Note 11).   IMC must obtain the consent of the lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill.  While IMC intends to seek the consent of such lenders and anticipates that it will receive their consent, there can be no assurance that their consent will be obtained.

The indentures relating to the Company's 10.875 percent notes due 2008 and the 11.25 percent notes due 2011, collectively IMC Senior Notes, contain a covenant which requires the consent of the holders of the IMC Senior Notes to a merger involving IMC unless certain financial tests are met immediately following that merger.  IMC is evaluating whether the consent of the holders of the IMC Senior Notes will be required to consummate the merger of IMC with a subsidiary of the new public company that is contemplated by the agreement between IMC and Cargill, which will depend in part on the financial results of IMC between now and the date of the completion of the transactions and the manner in which the Cargill Crop Nutrition business is contributed to the new public company and its subsidiaries or affiliates.  If the financial results of IMC or the structure of the contribution of Cargill Crop Nutrition do not eliminate the need for consent, IMC will need to seek consent of the holders of the IMC Senior Notes or consider other arrangements with respect to the IMC Senior Notes.  If consent is ultimately determined to be required, IMC may not be able to obtain, or may experience difficulty and expense in obtaining the required consent.

IMC's indentures governing the IMC Senior Notes contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest).  The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC's indentures.  As of March 31, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements.  It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes.  In such case, IMC may be required to borrow additional funds in order to make the required purchases.  However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC.  Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC's indentures, and would also constitute a default under IMC's credit facilities.  Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long- term debt.

On May 7, 2003, IMC USA Inc. LLC (IMC USA) entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275 basis points), and are secured by IMC USA's accounts receivable and inventory.  The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of the Company and the parent of IMC USA. Neither the Company, nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of March 31, 2004, the Potash Facility had a borrowing base that could support borrowings up to $34.7 million, of which IMC USA had borrowed $5.0 million. The net available borrowings under the Potash Facility as of March 31, 2004 were $29.7 million.

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

On August 1, 2003 the Company issued $400.0 million principal amount of 10.875 percent notes due 2013 (August Note Offering) for proceeds before fees and expenses of $391.1 million.  The August Note Offering contains covenants similar to and rank pari pasu with IMC Senior Notes. The IMC Senior Notes contain certain covenants that limit matters including the making of restricted payments, as defined.  Under the most restrictive of the covenants limiting restricted payments, as of March 31, 2004, the Company had $19.6 million available for the payment of cash dividends with respect to its common and preferred stock.  In addition, the agreement with Cargill (Note 11) limits dividends on the Company's common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

As of March 31, 2004, the estimated fair value of long-term debt was approximately $205.5 million more than the carrying value amount of such debt.  The fair value was estimated based on each debt instrument's market price as of March 31, 2004.

5.   PENSION PLANS AND OTHER BENEFITS

The components of net pension and other benefits costs were:

	Pension Plans		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
Service cost for benefits earned during the period	$ 1.5	$ 1.7	$ 0.4	$ 0.4
Interest cost on projected benefit obligation	7.0	7.1	1.8	2.7
Return on plan assets	(7.1)	(8.0)	-	-
Net amortization and deferral	2.4	1.6	(3.4)	(2.0)
Curtailments and settlements	-	0.1	-	(0.8)
Net pension and other benefits (income) expense	$ 3.8	$ 2.5	$ (1.2)	$ 0.3

The Company estimates that contributions to its Pension Plans will be $32.6 million in 2004.  The Company's estimated contributions to its Other Benefits Plans are generally on schedule with the dollar estimates disclosed in the Company's 2003 Annual Report on Form 10-K.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006.   The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer's program.

Statement of Financial Accounting Standards (SFAS) No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions, requires that presently enacted changes in law impacting employer-sponsored retiree health care programs which take effect in future periods be considered in current-period measurements for benefits expected to be provided in those future periods. Therefore, under SFAS No. 106 guidance, measures of plan liabilities and annual expense on or after the date of enactment should reflect the effects of the Act.

Also in December 2003, the Financial Accounting Standards Board (FASB) staff issued FASB Staff Position SFAS No. 106-1, which allows for a one-time election to defer the accounting for the Act.  The Company has chosen to defer recognition of the potential effects of the Act in these 2004 disclosures. Therefore, the information reported in these financial statements does not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

In 2004, the Company intends to review the Benefit Plans in light of the Act.  The Company will most likely amend the Other Benefits Plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government.  As a result, the Company anticipates that the Other Benefit Plans' obligations and costs could be reduced once those amendments are adopted and/or the government subsidies are considered.

6.   OPERATING SEGMENTSa

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended March 31, 2004
Net sales from external customers	$ 346.9	$ 237.3	$ -	$ 584.2
Intersegment net sales	16.4	2.3	-	18.7
Gross margins	18.4	65.2	(4.8)	78.8
Operating earnings (loss)	7.6	58.0	(3.6)	62.0
Three months ended March 31, 2003
Net sales from external customers	$ 340.5	$ 211.6	$ -	$ 552.1
Intersegment net sales	18.5	2.6	-	21.1
Gross margins	(14.8)	55.4	(4.5)	36.1
Operating earnings (loss)[b]	(28.3)	48.3	(5.6)	14.4

a    The operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 2).
b    Operating earnings (loss) include restructuring charges of $2.4 million, $0.8 million and $0.2 million for IMC PhosFeed, IMC Potash and Other, respectively (Note 1).

7.   COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31
	2004	2003
Comprehensive income (loss):
Net earnings (loss)	$ 9.2	$ (36.6)
Net unrealized gain (loss) on derivative instruments	(0.2)	6.2
Minimum pension liability	0.2	3.8
Foreign currency translation adjustment	(9.9)	39.2
Total comprehensive income (loss) for the period	$ (0.7)	$ 12.6

8.   EARNINGS PER SHARE

The following is a reconciliation of the numerator for basic earnings (loss) per share:

	Three months ended March 31
	2004	2003
Net earnings (loss)	$ 9.2	$ (36.6)
Preferred dividends accrued	(2.6)	-
Earnings (loss) available to common shareholders	$ 6.6	$ (36.6)

The numerator for diluted earnings per share (EPS) is net earnings (loss), unless the conversion of preferred stock is antidilutive, in which case earnings (loss) available to common shareholders is used.  The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator).  The following is a reconciliation of the Denominator for the basic and diluted earnings (loss) per share computations:

	Three months ended March 31
	2004	2003
Basic EPS shares	114.9	114.7
Effect of dilutive securities	1.1	-
Diluted EPS shares	116.0	114.7

Options to purchase approximately 10.2 million common shares for the three months ended March 31, 2004 and approximately 14.9 million shares for the three months ended March 31, 2003 were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.  In addition, 17.7 million common shares issuable upon the conversion of the Preferred Shares based on a share price of $7.76, for the quarter ended March 31, 2004 were not included in the computation of diluted earnings per share because their conversion was antidilutive.  Common shares issuable upon the vesting of restricted stock awards and options with exercise prices less than the average market price of 0.5 million common shares as of March 31, 2003 were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations before a cumulative effect of a change in accounting principle and, therefore, the effect of their inclusion would be antidilutive.

9.   STOCK OPTIONS

The Company uses the intrinsic value method to account for stock-based employee compensation in each period presented.

If the Company's stock option plans' compensation cost had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and earnings (loss) per share available for common shareholders would have changed to the following pro forma amounts:

Three months ended March 31
	2004	2003
Stock compensation cost (net of tax):
As reported	$ 0.6	$ 0.4
Pro forma	$ 1.9	$ 1.9
Net earnings (loss):
As reported	$ 9.2	$ (36.6)
Pro forma	$ 7.9	$ (38.1)
Basic and diluted net earnings (loss) per share available for common shareholders:
As reported	$ 0.06	$ (0.32)
Pro forma	$ 0.05	$ (0.33)

10.  PENSACOLA SETTLEMENT

On March 28, 2001, and again on April 25, 2001, plaintiffs from Pensacola, Florida filed class-action lawsuits against Agrico Chemical Company (Agrico), a subsidiary of Phosphate Resource Partners Limited Partnership (PLP) and a number of unrelated defendants (First action - Samples et al. vs. Conoco Inc. et al., Second Action - Williams et al. vs. Conoco Inc., both in the Circuit Court of the First Judicial Circuit, Escambia County Florida).  The Company has an indirect 51.6 percent ownership interest in PLP.  In addition, the Company was initially a defendant in the Williams case but was voluntarily dismissed by plaintiffs on July 31, 2003.  The complainants in these cases seek damages in an unspecified amount purportedly arising from releases to groundwater occurring at the Agrico Superfund site in Pensacola, Florida.  As a division of Conoco Inc. (Conoco) and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce crop nutrients and crop nutrient-related materials.  The Samples case primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages.  The Williams action asserts a state law claim seeking medical monitoring as a result of the releases to groundwater.  On April 2, 2004, the Company signed a term sheet to settle these two lawsuits on a class-wide basis. The term sheet provides that the defendants collectively will pay a total of $65.0 million to class members in Pensacola to address concerns regarding impacts to property and an additional $3.5 million to fund a voluntary medical monitoring program.  The defendants also will reimburse plaintiff attorneys' fees and costs, once those have been requested from and approved by a Florida Circuit Court (Circuit Court).  The parties have begun drafting definitive agreements reflecting the settlement terms, which must still be approved by the Circuit Court.  As such, the full terms of the settlement are not yet final.

As a result of the proposed settlement, the Company recorded a charge in the first quarter of 2004 of $6.0 million, net of previously established reserves and legal expenses in Other expense, net.  This charge negatively impacted Earnings (loss) from continuing operations by $0.7 million, net of minority interest and taxes.

11.  CARGILL CROP NUTRITION AND PLP MERGERS

The Company and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine the Company and Cargill Crop Nutrition to create a new, publicly traded company.  Under terms of the definitive agreement, IMC common stockholders and Cargill will own on a pro forma basis 33.5 percent and 66.5 percent, respectively, of the outstanding common shares of the new company.  On April 8, 2004, Global Nutrition Solutions, Inc. filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission (SEC) containing a preliminary proxy statement/prospectus regarding the proposed transaction between IMC and Cargill Crop Nutrition.  The combination is subject to regulatory approval in the U.S., Brazil, Canada and several other countries; the approval of IMC Global's common shareholders; the completion of the PLP merger referred to below; and satisfaction of other customary closing conditions.  Necessary antitrust or competition processes required in several other jurisdictions, including China, have been fully satisfied.  Closing is anticipated in the summer of 2004.  IMC will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to its common stockholders until the SEC has completed its review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

On March 19, 2004, IMC  and PLP announced the signing of a definitive agreement to merge PLP into a subsidiary of IMC.  Pursuant to the merger, each publicly traded PLP unit would be converted into the right to receive 0.2 shares of IMC common stock.  Alpine Capital and The Anne T. and Robert M. Bass Foundation (collectively, the largest public holders of PLP units) have agreed to support such a transaction.  On April 20, 2004, IMC filed a Registration Statement on Form S-4 with the SEC containing a preliminary proxy statement/prospectus regarding the proposed PLP merger.  The PLP merger is subject to certain conditions, including among other things, necessary regulatory approvals, approval by the partners of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies.  Closing is anticipated in the summer of 2004.  PLP will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to the PLP unitholders until the SEC has completed its review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

For further information regarding the transactions referred to in the prior two paragraphs, reference is made to Note 19 and Actions Challenging the PLP Unit Exchange in Note 18 of Notes to Consolidated Financial Statements in IMC's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Payment of the IMC Senior Notes of the Company is fully and unconditionally guaranteed by certain of the Company's restricted subsidiaries (as defined in the IMC Senior Notes indenture) and is also guaranteed, on a limited basis, by IMC Phosphates Company (IMC Phosphates) and PLP.

The following tables present condensed consolidating financial information for the guarantors of the IMC Senior Notes. The following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of this information.

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2004
Net sales	$ -	$ -	$ 347.4	$ 279.8	$ 69.9	$ (112.9)	$ 584.2
Cost of goods sold	2.0	-	329.0	246.6	41.6	(113.8)	505.4
Gross margins	(2.0)	-	18.4	33.2	28.3	0.9	78.8
Selling, general and administrative expenses	-	1.3	10.7	5.8	1.5	(2.5)	16.8
Operating earnings (loss)	(2.0)	(1.3)	7.7	27.4	26.8	3.4	62.0
Equity in earnings of subsidiaries/affiliates	45.8	4.3	-	16.8	-	(66.9)	-
Interest expense	34.5	7.5	4.7	1.0	(0.5)	(0.1)	47.1
Other (income) expense, net	3.3	10.1	(0.3)	(8.6)	(0.6)	0.3	4.2
Minority interest	(8.5)	-	-	-	-	-	(8.5)
Earnings (loss) before income taxes	14.5	(14.6)	3.3	51.8	27.9	(63.7)	19.2
Provision for income taxes	5.8	-	-	20.6	11.1	(29.9)	7.6
Earnings (loss) from continuing operations	8.7	(14.6)	3.3	31.2	16.8	(33.8)	11.6
Earnings (loss) from discontinued operations	0.5	-	-	-	-	(2.9)	(2.4)
Net earnings (loss)	$ 9.2	$ (14.6)	$ 3.3	$ 31.2	$ 16.8	$ (36.7)	$ 9.2

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated

For the three months ended March 31, 2003

Net sales	$ -	$ -	$ 340.2	$ 251.8	$ 65.0	$ (104.9)	$ 552.1
Cost of goods sold	1.7	-	355.4	226.3	41.7	(109.1)	516.0
Gross margins	(1.7)	-	(15.2)	25.5	23.3	4.2	36.1
Selling, general and administrative expenses	0.4	2.6	11.0	6.7	1.4	(3.8)	18.3
Restructuring activity	-	-	2.4	0.8	0.2	-	3.4
Operating earnings (loss)	(2.1)	(2.6)	(28.6)	18.0	21.7	8.0	14.4
Equity in earnings (loss) of subsidiaries/affiliates	(63.5)	(10.4)	-	9.7	-	64.2	-
Interest expense	32.6	7.5	4.9	1.8	(0.3)	(0.6)	45.9
Other (income) expense, net	5.5	-	(1.4)	8.4	12.3	1.9	26.7
Minority interest	(11.6)	-	-	-	-	-	(11.6)
Earnings (loss) before income taxes	(92.1)	(20.5)	(32.1)	17.5	9.7	70.9	(46.6)
Provision (benefit) for income taxes	(29.5)	-	-	5.6	3.1	5.9	(14.9)
Earnings (loss) before cumulative effect of change in accounting principle	(62.6)	(20.5)	(32.1)	11.9	6.6	65.0	(31.7)
Cumulative effect of change in accounting principle	26.0	(13.6)	(32.7)	(1.3)	3.1	13.6	(4.9)
Net earnings (loss)	$ (36.6)	$ (34.1)	$ (64.8)	$ 10.6	$ 9.7	$ 78.6	$ (36.6)

 Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of March 31, 2004
Assets
Current assets:
Cash and cash equivalents	$ -	$ -	$ 0.3	$ 0.1	$ 1.5	$ (0.4)	$ -	$ 1.5
Receivables, net	(3.4)	0.6	122.7	123.1	70.0	20.6	(119.9)	213.7
Due from affiliates	136.0	68.4	-	0.7	955.5	192.1	(1,352.7)	-
Inventories, net	(2.2)	-	271.3	-	74.7	15.4	(5.1)	354.1
Other current assets	17.9	-	13.0	-	15.2	4.9	-	51.0
Total current assets	148.3	69.0	407.3	123.9	1,116.9	232.6	(1,477.7)	620.3
Property, plant and equipment, net	188.3	-	1,381.1	-	512.5	249.3	0.5	2,331.7
Due from affiliates	895.7	-	9.4	-	427.4	91.1	(1,423.6)	-
Investment in subsidiaries/affiliates	1,376.1	242.9	-	-	5,008.6	(477.8)	(6,149.8)	-
Other assets	516.7	0.5	51.7	9.4	53.9	57.3	(5.0)	684.5
Total assets	$ 3,125.1	$ 312.4	$ 1,849.5	$ 133.3	$ 7,119.3	$ 152.5	$ (9,055.6)	$ 3,636.5
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$ (4.0)	$ -	$ 143.8	$ -	$ 51.2	$ 8.2	$ (23.8)	$ 175.4
Accrued liabilities	140.4	1.3	47.8	19.3	24.4	19.4	4.9	257.5
Due to (from) affiliates	188.7	47.4	178.3	(0.1)	747.0	(31.5)	(1,129.8)	-
Short-term debt and current maturities of long-term debt	39.1	-	4.3	-	-	-	-	43.4
Total current liabilities	364.2	48.7	374.2	19.2	822.6	(3.9)	(1,148.7)	476.3
Due to affiliates	373.2	-	133.7	-	801.3	62.0	(1,370.2)	-
Long-term debt, less current maturities	1,867.6	586.9	418.7	-	5.0	-	(820.4)	2,057.8
Other noncurrent liabilities	8.8	109.8	134.3	145.5	111.7	70.0	(1.8)	578.3
Stockholders' equity (deficit)	511.3	(433.0)	788.6	(31.4)	5,378.7	24.4	(5,714.5)	524.1
Total liabilities and stockholders' equity (deficit)	$ 3,125.1	$ 312.4	$ 1,849.5	$ 133.3	$ 7,119.3	$ 152.5	$ (9,055.6)	$ 3,636.5

 Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 5.4	$ -	$ 0.6	$ 0.1	$ (11.0)	$ 83.1	$ (1.4)	$ 76.8
Restricted cash	12.4	-	-	-	-	-	-	12.4
Receivables, net	2.1	0.6	123.3	122.6	88.2	18.8	(160.8)	194.8
Due from affiliates	162.1	59.0	-	0.7	858.9	167.1	(1,247.8)	-
Inventories, net	(2.2)	-	225.9	-	119.0	16.0	(53.0)	305.7
Other current assets	17.8	-	9.4	-	13.3	8.3	1.1	49.9
Total current assets	197.6	59.6	359.2	123.4	1,068.4	293.3	(1,461.9)	639.6
Property, plant and equipment, net	190.4	-	1,390.7	-	641.0	135.3	0.4	2,357.8
Due from affiliates	800.9	-	9.4	-	410.0	28.4	(1,248.7)	-
Investment in subsidiaries/affiliates	1,307.6	246.1	-	-	4,896.8	(103.0)	(6,347.5)	-
Other assets	508.5	0.6	49.8	9.4	60.7	55.9	(11.6)	673.3
Total assets	$3,005.0	$ 306.3	$1,809.1	$ 132.8	$7,076.9	$ 409.9	$(9,069.3)	$3,670.7
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$ 0.1	$ 1.5	$ 161.9	$ -	$ 62.6	$ 13.6	$ (54.0)	$ 185.7
Accrued liabilities	112.1	4.1	54.3	19.5	55.6	49.4	(52.1)	242.9
Due to (from) affiliates	92.0	45.4	160.8	(0.1)	1,033.9	(39.7)	(1,292.3)	-
Short-term debt and current maturities of long-term debt	9.3	5.7	4.0	-	-	6.4	-	25.4
Total current liabilities	213.5	56.7	381.0	19.4	1,152.1	29.7	(1,398.4)	454.0
Due to affiliates	355.1	-	132.8	-	365.3	59.8	(913.0)	-
Long-term debt, less current maturities	1,904.3	568.3	351.2	-	0.1	0.2	(732.7)	2,091.4
Other noncurrent liabilities	25.8	101.6	140.6	144.7	123.9	72.6	(10.5)	598.7
Stockholders' equity (deficit)	506.3	(420.3)	803.5	(31.3)	5,435.5	247.6	(6,014.7)	526.6
Total liabilities and stockholders' equity (deficit)	$3,005.0	$ 306.3	$1,809.1	$ 132.8	$7,076.9	$ 409.9	$(9,069.3)	$3,670.7

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2004
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (8.1)	$ (12.9)	$ (51.7)	$ -	$ 15.1	$ (75.0)	$ 86.4	$ (46.2)
Cash Flows from Investing Activities
Capital expenditures	-	-	(16.4)	-	(7.6)	(2.1)	2.5	(23.6)
Proceeds from the sale of assets	2.0	-	-	-	0.1	-	-	2.1
Net cash provided by (used in) investing activities	2.0	-	(16.4)	-	(7.5)	(2.1)	2.5	(21.5)
Net cash provided (used) before financing activities	(6.1)	(12.9)	(68.1)	-	7.6	(77.1)	88.9	(67.7)
Cash Flows from Financing Activities
Payments of long-term debt	(81.4)	(2.5)	(1.2)	-	(27.8)	-	3.0	(109.9)
Proceeds from issuance of long-term debt, net	81.0	21.1	69.0	-	32.7	-	(90.1)	113.7
Changes in short-term debt, net	(6.8)	(5.7)	-	-	-	(6.4)	(0.4)	(19.3)
Restricted cash	12.4	-	-	-	-	-	-	12.4
Debt refinancing and issuance costs	(1.9)	-	-	-	-	-	-	(1.9)
Cash dividends paid	(2.6)	-	-	-	-	-	-	(2.6)
Net cash provided by (used in) financing activities	0.7	12.9	67.8	-	4.9	(6.4)	(87.5)	(7.6)
Net change in cash and cash equivalents	(5.4)	-	(0.3)	-	12.5	(83.5)	1.4	(75.3)
Cash and cash equivalents - beginning of period	5.4	-	0.6	0.1	(11.0)	83.1	(1.4)	76.8
Cash and cash equivalents - end of period	$ -	$ -	$ 0.3	$ 0.1	$ 1.5	$ (0.4)	$ -	$ 1.5

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2003
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (29.4)	$ (11.2)	$ (1.6)	$ -	$ 11.8	$ (12.0)	$ 30.5	$ (11.9)
Cash Flows from Investing Activities
Capital expenditures	-	-	(18.0)	-	(4.4)	(2.8)	1.5	(23.7)
Proceeds from sale of businesses	20.6	-	-	-	-	-	-	20.6
Net cash provided by (used in) investing activities	20.6	-	(18.0)	-	(4.4)	(2.8)	1.5	(3.1)
Net cash provided (used) before financing activities	(8.8)	(11.2)	(19.6)	-	7.4	(14.8)	32.0	(15.0)
Cash Flows from Financing Activities
Payments of long-term debt	(361.1)	-	(3.4)	-	-	-	3.4	(361.1)
Proceeds from issuance of long-term debt, net	366.5	11.2	24.2	-	-	-	(35.4)	366.5
Changes in short-term debt, net	(98.2)	-	-	-	-	(0.3)	-	(98.5)
Restricted cash	103.9	-	-	-	1.6	-	-	105.5
Debt refinancing and issuance costs	(1.7)	-	-	-	-	-	-	(1.7)
Cash dividends paid	(2.3)	-	-	-	-	-	-	(2.3)
Net cash provided by (used in) financing activities	7.1	11.2	20.8	-	1.6	(0.3)	(32.0)	8.4
Net change in cash and cash equivalents	(1.7)	-	1.2	-	9.0	(15.1)	-	(6.6)
Cash and cash equivalents - beginning of period	1.8	-	0.1	0.2	(6.1)	21.7	-	17.7
Cash and cash equivalents - end of period	$ 0.1	$ -	$ 1.3	$ 0.2	$ 2.9	$ 6.6	$ -	$ 11.1

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended March 31, 2004 vs. three months ended March 31, 2003

Overview
Net sales for the first quarter of 2004 were $584.2 million and gross margins were $78.8 million.  Net earnings in the current quarter were $9.2 million, or $0.06 per share, including a Loss from discontinued operations of $2.4 million, or $0.02 per share.  Net sales for the first quarter of 2003 were $552.1 million and Gross margins were $36.1 million.  The Net loss in the first quarter of 2003 was $36.6 million, or $0.32 per share, including a restructuring charge of $3.4 million, $2.0 million after tax and minority interest, or $0.02 per share (see Note 1 of Notes to Condensed Consolidated Financial Statements), and the Cumulative effect of a change in accounting principle of $4.9 million, net of minority interest and taxes, or $0.04 per share.

Net sales for the first quarter of 2004 increased $32.1 million or six percent from the prior year period while Gross margins increased $42.7 million.  The increase in Net sales was the result of higher concentrated phosphate sales prices of $55.5 million, higher potash sales prices of $12.3 million and higher potash sales volumes of $5.8 million, partially offset by lower concentrated phosphate sales volumes of $32.7 million and lower feed ingredient sales of $6.6 million.  Margins increased as a result of the higher concentrated phosphate and potash sales prices, previously discussed, as well as favorable idle plant costs of $5.4 million, partially offset by higher raw material costs of $22.9 million and higher phosphate operating costs of $12.0 million.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed
IMC PhosFeed's (PhosFeed) Net sales for the first quarter of 2004 increased one percent to $363.3 million compared to $359.0 million for the same period last year largely as a result of higher concentrated phosphate sales prices of $55.5 million, partially offset by lower concentrated phosphate sales volumes, primarily diammonium phosphate (DAP), of $32.7 million and lower feed ingredient sales of $6.6 million.  Average DAP prices increased 31 percent to $188 per short ton in the first quarter of 2004 from $143 per short ton in the first quarter of 2003.  The decrease in domestic DAP volumes was primarily as a result of customers holding back orders due to the expectation of falling prices, the timing of sales in the prior year as well as wet conditions delaying fertilizer application.  The decrease in international DAP volumes was a result of decreased sales to China, India, Vietnam, Australia and Japan, partially offset by increased sales to Thailand, Nigeria, Guatemala and South Africa.  Lower feed ingredient sales were primarily the result of reduced volumes that occurred because of the timing of sales in the fourth quarter of the prior year that negatively impacted the current period, increased competitive pricing pressure as well as the impact of the bird flu in Asia.

____________________________________________

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company's various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.  The Company has entered into a business combination agreement with Cargill.  If the transactions contemplated thereby are consummated, the Company's business would be operated by a newly-formed public company going forward.  The Board of Directors and management of the new public company may not be the same as exists on the date hereof for the Company, and they may operate the businesses of the Company in a manner that differs from the Company's current operations.  The factors listed above do not account for any such possible change in the Company's operations.

Gross margins improved to $18.4 million for the first quarter of 2004 compared to a negative $14.8 million for the first quarter of last year.  Margins were favorable as a result of higher concentrated sales prices and lower idle plant costs of $5.4 million, partially offset by higher raw material costs of $23.3 million and higher phosphate operating costs of $12.0 million.  The favorable idle plant costs resulted from a rock mine being shutdown during February and March of 2003 compared to operating for the entire first quarter of 2004.  Phosphate operating costs were unfavorable primarily as a result of increased electricity, reclamation, legal and permitting costs as well as using lower grade rock.

IMC Potash
IMC Potash's (Potash) Net sales for the first quarter of 2004 increased 12 percent to $239.6 million compared to $214.2 million for the same period last year.  Gross margins increased 18 percent to $65.2 million for the first quarter of 2004 compared to $55.4 million for the same period in 2003.  The increase in Net sales was primarily the result of increased sales prices of $12.3 million and higher sales volumes of $5.8 million.  The average selling price, including all potash products, of $77 per short ton compared to $74 per short ton in the prior year period.  Potash's sales volumes were higher mainly as a result of higher domestic shipments of muriate of potash (MOP) of $12.7 million, partially offset by lower shipments of sulphate of potash (SOP) of $4.7 million and lower export shipments of MOP of $3.3 million.  The increase in domestic MOP volumes was primarily as a result of lower than average sales in the prior year period due to lower market share, customers having less available cash that resulted from increased nitrogen and phosphate prices as well as lower shipments to the southern United States.  SOP volumes were lower as a result of the sale of this product line in the second quarter of 2003.  MOP export volumes were unfavorable primarily a result of railcar shortages.  Gross margins increased primarily as a result of higher sales prices, partially offset by increased spending of $2.3 million to control the inflow of water into one of the Company's two interconnected mines at Esterhazy, Saskatchewan.

Key statistics
The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended March 31:

	2004	2003
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,377	1,636
Potash	2,275	2,153
Average price per ton[b]:
DAP	$ 188	$ 143
Potash	$ 77	$ 74

a Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.
b Average prices represent sales made FOB plant/mine.

Restructuring charges
 In January 2003, the Company announced an organizational restructuring program (Program) to meet current business challenges and as part of the Company's drive to be the industry's low-cost producer.  The Company incurred charges of $3.4 million during the first quarter of 2003 associated with severance and related costs for the Program.

Foreign currency transaction (gain) loss
Foreign currency transaction (gain) loss for the first quarter of 2004 changed $26.5 million to a gain of $4.6 million from a loss of $21.9 million in the prior year period.  This was primarily caused by a strengthening of approximately one percent in the United States dollar against the Canadian dollar in the first quarter of 2004 compared to a strengthening of approximately seven percent of the Canadian dollar against the United States dollar in the prior year period.  This impacts the carrying value of United States dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Debt refinancing expense
This change was primarily a result of a $2.9 million charge related to debt retirement costs in the first quarter of 2003 from the early retirement of the 6.50 percent senior notes due August 1, 2003.

Other expense, net
Other expense, net for the first quarter of 2004 increased $6.9 million to $8.8 million from $1.9 million in the first quarter of 2003.  This variance was primarily a result of the $6.0 million Pensacola, Florida proposed settlement, net of previously established reserves and legal expenses (see Note 10 of Notes to the Condensed Consolidated Financial Statements).

Minority interest
Losses allocated to minority interest decreased $3.1 million from the same period last year.  This decrease in losses allocated to minority interest was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating earnings in the current quarter as compared to a loss in the prior year period, partially offset by the PLP unitholders' portion of the Pensacola proposed settlement (see Note 10 of Notes to the Condensed Consolidated Financial Statements).

Provision (benefit) for income taxes
The provision for income taxes on earnings from continuing operations for the first quarter was $7.6 million, for an effective tax rate of 39.7 percent, versus a benefit of $14.9 million, or an effective rate of 32 percent in the first quarter of 2003.  The increase in effective rate primarily reflects the effect of a United States Internal Revenue Service Notice issued during 2003 that adversely impacts the Company's ability to utilize foreign tax credits beginning in 2004.

Loss from discontinued operations
An additional loss of $2.4 million was recorded in the first quarter of 2004 to reflect the impact of the sale of the remaining Chemicals businesses in the current quarter (see Note 2 of Notes to the Condensed Consolidated Financial Statements).

Cumulative effect of a change in accounting principle
On January 1, 2003 the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations.  Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred.  In the first quarter of 2003, the Company recorded a net charge of $4.9 million representing the difference between the Company recording its obligations pursuant to the new requirements and amounts previously recorded.

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

Pursuant to the Credit Facility, the Company and certain of its domestic subsidiaries may borrow up to approximately $461.3 million.  The Credit Facility consists of a Revolving Credit Facility of up to $210.0 million available for revolving credit loans and letters of credit as well as a Term Loan Facility of approximately $251.3 million. The Credit Facility requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility).

In March 2004, IMC announced that it had obtained amendments to the Credit Agreement governing its Credit Facility.  The descriptions of the terms of the Credit Agreement below reflect those amendments.

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC's credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004.  For the four fiscal quarters ended March 31, 2004, IMC's interest expense coverage ratio was 1.88 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004.  For the four fiscal quarters ended March 31, 2004, IMC's total leverage ratio was 5.59 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00.  For the four fiscal quarters ended March 31, 2004, IMC's secured leverage ratio was 0.73 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC's credit facilities to the sum of the total principal amount of the loans under IMC's credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00.  At March 31, 2004, IMC's collateral coverage ratio was 1.67 to 1.00.

As part of the March 2004 amendments to the Credit Agreement, IMC amended the former provisions pursuant to which the Credit Agreement (which otherwise matures in May 2006 in the case of the Revolving Credit Facility and November 2006 in the case of the Term Loan Facility) would have matured on October 15, 2004 if IMC had not refinanced its 2005 Notes prior to October 15, 2004.  In 2003, IMC refinanced approximately $413.5 million of the $450.0 million 2005 Notes then outstanding.  Pursuant to the amendments, the Credit Agreement will not mature until the dates in 2006 referred to above as long as IMC repays approximately $10.0 million of the 2005 Notes at maturity in January 2005 and refinances the remaining approximately $27.0 million balance of the 2005 Notes by March 24, 2005 with the proceeds from an offering of debt securities that do not mature or require any amortization or other payment prior to May 31, 2007 or with the proceeds from an offering of equity securities.

On May 7, 2003, IMC USA entered into the Potash Facility where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275 basis points), and are secured by IMC USA's accounts receivable and inventory.  The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of the Company and the parent of IMC USA. Neither the Company nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of March 31, 2004, the Potash Facility had a borrowing base that could support borrowings up to $34.7 million, of which IMC USA had borrowed $5.0 million. The net available borrowings under the Potash Facility as of March 31, 2004 were $29.7 million.

IMC and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company.  See Note 11 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report.  IMC must obtain the consent of the lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill.  While IMC intends to seek the consent of such lenders and anticipates that it will receive their consent, there can be no assurance that their consent will be obtained.

The indentures relating to IMC's outstanding IMC Senior Notes contain a covenant which requires the consent of the holders of the IMC Senior Notes to a merger involving IMC unless certain financial tests are met immediately following that merger.  IMC is evaluating whether the consent of the holders of the IMC Senior Notes will be required to consummate the merger of IMC with a subsidiary of the new public company that is contemplated by the agreement between IMC and Cargill, which will depend in part on the financial results of IMC between now and the date of the completion of the transactions and the manner in which the Cargill Crop Nutrition business is contributed to the new public company and its subsidiaries or affiliates.  If the financial results of IMC or the structure of the contribution of Cargill Crop Nutrition do not eliminate the need for consent, IMC will need to seek consent of the holders of the IMC Senior Notes or consider other arrangements with respect to the IMC Senior Notes.  If consent is ultimately determined to be required, IMC may not be able to obtain, or may experience difficulty and expense in obtaining the required consent.

IMC's indentures governing the IMC Senior Notes contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest).  The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC's indentures.  As of March 31, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements.  It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes.  In such case, IMC may be required to borrow additional funds in order to make the required purchases.  However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC.  Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC's indentures, and would also constitute a default under IMC's credit facilities.  Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long- term debt.

The Company incurs certain liabilities for reclamation activities and phosphogypsum stack (Gypstacks) closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of March 31, 2004 the Company had $92.4 million in surety bonds outstanding which primarily mature over the next fourteen months, and met the financial strength test for the remaining portion of such additional liabilities.  In connection with the outstanding surety bonds, the Company has posted $42.1 million of collateral in the form of letters of credit.  In the future, there can be no assurance that the Company will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, the Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

The State of Florida has begun formulating new financial assurance rules for closure and long-term care of Gypstacks.  Such rules likely will become effective in 2004 and are expected to include more stringent financial tests than the current rules, along with requirements that closure cost estimates include the cost of treating Gypstack water.  Until definitive regulations or interpretations have been finalized, the Company is unable to determine the nature of the new financial assurance obligations or to predict with certainty the financial impact of these requirements on the Company; however, these impacts could be significant.  The Company currently recognizes both Gypstack closure costs and Gypstack water treatment costs as liabilities in accordance with SFAS No.143.

Operating activities used $46.2 million of cash for the first three months of 2004 compared to using $11.9 million for the same period in 2003.  The unfavorable variance from the prior year was primarily the result of an increase in the amount invested in working capital partially offset by an increase in operating earnings.

Investing activities used $21.5 million for the first three months of 2004 compared to $3.1 million in the first three months of 2003.  This change was primarily the result of the absence of $20.6 million in proceeds from the sale of White River in 2003 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Cash used in financing activities for the first three months of 2004 of $7.6 million fluctuated by $16.0 million from cash provided by financing activities of $8.4 million for the first three months of 2003.  This change was primarily the result of net debt payments including the use of restricted cash in the first quarter of 2004 of $3.1 million versus net cash proceeds including the use of restricted cash of $12.4 in the first quarter of 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments.  The Company periodically enters into derivatives in order to minimize foreign currency risks, the effects of changing natural gas prices and interest rate changes, but not for trading purposes.

The Company conducted sensitivity analyses of its fixed rate long-term debt assuming a one percentage point decrease in interest rates from their actual levels as of March 31, 2004.  Holding all other variables constant the hypothetical adverse change would increase the fair value of the Company's fixed rate long-term debt by approximately $390.0 million.

The Company has decreased the amount of its natural gas forward purchase contracts since December 31, 2003 to a notional amount of $65.3 million as of March 31, 2004.  The contracts extend through October 31, 2005 and have an average price of $4.65 per mmbtu.

As of March 31, 2004, none of the Company's exposure to the other risk factors discussed above had materially changed from December 31, 2003.

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

Part II. OTHER INFORMATION

Item 1.   Legal Proceedings.

Reference is made to Note 10 of Notes to Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q for a description of a settlement of a previously reported legal proceeding.

Item 2.   Changes in Securities and Use of Proceeds.

On August 26, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to five million additional shares of its common stock.  Pursuant to this program subject to the restrictions of the Company's Credit Facility and IMC Senior Notes (see Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part 1 of this report) and the agreement related to IMC's combination with Cargill Crop Nutrition which generally prohibits IMC from purchasing its capital stock without the consent of Cargill except in limited circumstances, the Company is authorized as of March 31, 2004 to purchase up to 4.5 million shares.  No shares were repurchased under such program during the period covered by this report.  In addition, pursuant to IMC's 1988 Stock Option and Award Plan, as amended and restated, relating to the grant of up to 17,400,000 shares of IMC common stock pursuant to employee stock options, stock appreciation rights and restricted stock awards, IMC has granted and may in the future grant employee stock options to purchase shares of common stock of IMC for which the purchase price may be paid by means of delivery to the Company by the optionee of shares of common stock of IMC that are already owned by the optionee (at a value equal to market value on the date of the option exercise).  During the period covered by this report, no options were exercised for which the purchase price was so paid.

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.
Reference is made to the Exhibit Index on page E-1 hereof.
(b)	Reports on Form 8-K.

A report under Items 5 and 7 dated January 14, 2004.
A report under Items 5 and 7 dated January 26, 2004.
A report under Items 7 and 12 dated February 5, 2004.
A report under Items 5 and 7 dated February 27, 2004.
A report under Item 5 dated March 9, 2004.
A report under Items 5 and 7 dated March 19, 2004.

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: Robert M. Qualls Robert M. Qualls Vice President and Controller (on behalf of the registrant and as chief accounting officer)

Date:  May 7, 2004

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.

Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, among IMC Global Inc., Global Nutrition Solutions, Inc., GNS Acquisition Corp., Cargill, Incorporated and Cargill Fertilizer, Inc.

Exhibit 2.1 to the Company's Current Report on Form 8-K dated January 26, 2004*
2.ii.	Agreement and Plan of Merger dated as of March 17, 2004, among IMC Global Inc., PRP-GP LLC, Phosphate Resource Partners Limited Partnership, FMRP Inc. and Phosphate Acquisition Partners L.P.	Exhibit 2 to the Company's Current Report on Form 8-K dated March 17, 2004*
2.iii.	Registrant hereby agrees to furnish to the Commission, upon request, a copy of the disclosure schedules that were omitted from the filing of Exhibit 2.i. and Exhibit 2.ii.
4.ii.(a)

Supplemental Indenture dated as of February 29, 2004 between IMC Canada Ltd., 3086146 Nova Scotia Company, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011

X
4.ii.(b)

Supplemental Indenture dated as of February 29, 2004 between IMC Canada Ltd., 3086146 Nova Scotia Company, IMC Global Inc.and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013

X
4.ii.(c)

Amendment No. 3 dated as of March 26, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

Exhibit 4.ii.(a) to the Company's Current Report on Form 8-K dated March 17, 2004*
4.ii.(d)

Amendment No. 4 dated as of March 26, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto

Exhibit 4.ii.(b) to the Company's Current Report on Form 8-K dated March 17, 2004*
31.1	Certification Required by Rule 13a-14(a)		X
31.2	Certification Required by Rule 13a-14(a)		X
32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*SEC File No. 1-9759