Form 10-Q
period 2004-06-30
IMC GLOBAL INC
filed 2004-08-05
CIK 820626

************************************************************************************

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes  X  .           No____.

APPLICABLE ONLY TO CORPORATE ISSUERS:  Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date: 115,833,820 shares, excluding 14,932,223 treasury shares as of July 30, 2004.

************************************************************************************

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(In millions, except per share amounts)
(Unaudited)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net sales	$ 748.8	$ 538.7	$1,333.0	$1,090.8
Cost of goods sold	620.5	494.9	1,125.9	1,010.9
Gross margins	128.3	43.8	207.1	79.9
Selling, general and administrative expenses	20.1	22.1	36.9	40.4
Gain on sale of operating assets	-	(16.5)	-	(16.5)
Restructuring charges	-	0.3	-	3.7
Operating earnings	108.2	37.9	170.2	52.3
Interest expense	47.3	46.0	94.4	91.9
Foreign currency transaction (gain) loss	(11.7)	28.8	(16.3)	50.7
Gain on sale of securities	-	(35.5)	-	(35.5)
Debt refinancing expense	-	-	-	2.9
Other (income) expense, net	6.1	(4.3)	14.9	(2.4)
Earnings (loss) before minority interest	66.5	2.9	77.2	(55.3)
Minority interest	(4.3)	(11.1)	(12.8)	(22.7)
Earnings (loss) before taxes	70.8	14.0	90.0	(32.6)
Provision (benefit) for income taxes	28.1	(8.1)	35.7	(23.0)
Earnings (loss) from continuing operations	42.7	22.1	54.3	(9.6)
Loss from discontinued operations	-	(29.0)	(2.4)	(29.0)
Earnings (loss) before cumulative effect of a change in accounting principle	42.7	(6.9)	51.9	(38.6)
Cumulative effect of a change in accounting principle (net of minority interest of $6.9 and a tax benefit of $3.0)	-	-	-	(4.9)
Net earnings (loss)	$ 42.7	$ (6.9)	$ 51.9	$ (43.5)
Earnings (loss) from continuing operations available for common shareholders:
Earnings (loss) from continuing operations	$ 42.7	$ 22.1	$ 54.3	$ (9.6)
Preferred stock dividend	(2.6)	-	(5.2)	-
	$ 40.1	$ 22.1	$ 49.1	$ (9.6)
Basic earnings (loss) per share:
Earnings (loss) from continuing operations available for common shareholders	$ 0.35	$ 0.19	$ 0.43	$ (0.08)
Loss from discontinued operations	-	(0.25)	(0.02)	(0.25)
Cumulative effect of a change in accounting principle	-	-	-	(0.04)
Net earnings (loss) per share available for common shareholders	$ 0.35	$ (0.06)	$ 0.41	$ (0.37)
Basic weighted average number of shares outstanding	115.0	114.8	115.0	114.7
Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$ 0.32	$ 0.19	$ 0.41	$ (0.08)
Loss from discontinued operations	-	(0.25)	(0.02)	(0.25)
Cumulative effect of a change in accounting principle	-	-	-	(0.04)
Net earnings (loss) per share	$ 0.32	$ (0.06)	$ 0.39	$ (0.37)
Diluted weighted average number of shares outstanding	134.2	115.4	133.9	114.7
Dividends declared per share of common stock	$ -	$ 0.02	$ -	$ 0.04

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET
(Dollars in millions)

	(Unaudited) June 30, 2004	December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 48.0	$ 76.8
Restricted cash	-	12.4
Receivables, net	232.9	194.8
Inventories, net	292.9	305.7
Deferred income taxes	7.1	7.1
Other current assets	36.7	42.8
Total current assets	617.6	639.6
Property, plant and equipment, net	2,310.0	2,357.8
Goodwill, net	289.0	289.0
Deferred income taxes	7.1	-
Other assets	408.3	384.3
Total assets	$ 3,632.0	$ 3,670.7
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$ 160.1	$ 185.7
Accrued liabilities	285.3	242.9
Short-term debt and current maturities of long-term debt	43.4	25.4
Total current liabilities	488.8	454.0
Long-term debt, less current maturities	2,047.7	2,091.4
Deferred income taxes	-	19.9
Other noncurrent liabilities	552.1	578.8
Stockholders' equity:
Preferred stock, 7.5% mandatory convertible preferred, $1 par value, issued 2,750,000 as of June 30 and December 31 (liquidation preference $50 per share)	2.8	2.8
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,752,511 shares and 130,589,425 shares as of June 30 and December 31, respectively	130.8	130.6
Capital in excess of par value	1,866.2	1,871.7
Accumulated deficit	(1,085.5)	(1,132.2)
Accumulated other comprehensive income (loss)	(32.3)	1.0
Treasury stock, at cost, 14,922,406 and 15,486,798 shares as of June 30 and December 31, respectively	(338.6)	(347.3)
Total stockholders' equity	543.4	526.6
Total liabilities and stockholders' equity	$ 3,632.0	$ 3,670.7

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)
(Unaudited)

	Six months ended June 30
	2004	2003
Cash Flows from Operating Activities
Net earnings (loss)	$ 51.9	$ (43.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	91.1	84.2
Gain on sale of assets	-	(52.0)
Minority interest	(12.8)	(22.7)
Deferred income taxes	(21.1)	(24.4)
Cumulative effect of a change in accounting principle	-	4.9
Other charges	7.8	40.5
Other credits	(71.2)	(49.7)
Changes in:
Receivables	(38.1)	8.6
Inventories	12.8	26.1
Other current assets	4.3	27.7
Accounts payable	(25.6)	(1.9)
Accrued liabilities	45.4	6.3
Adjustments from discontinued operations	(2.0)	0.8
Net cash provided by operating activities	42.5	4.9
Cash Flows from Investing Activities
Capital expenditures	(59.9)	(48.6)
Proceeds from the sale of assets	4.1	77.6
Net cash provided by (used in) investing activities	(55.8)	29.0
Net cash provided (used) before financing activities	(13.3)	33.9
Cash Flows from Financing Activities
Payments of long-term debt	(195.6)	(739.5)
Proceeds from issuance of long-term debt	192.3	737.1
Changes in short-term debt, net	(19.2)	(96.4)
Changes in restricted cash	12.4	105.5
Issuance of preferred shares	-	133.4
Debt refinancing and issuance costs	(2.0)	(2.4)
Stock options exercised	1.8	-
Cash dividends paid	(5.2)	(4.6)
Net cash provided by (used in) financing activities	(15.5)	133.1
Net change in cash and cash equivalents	(28.8)	167.0
Cash and cash equivalents - beginning of period	76.8	17.7
Cash and cash equivalents - end of period	$ 48.0	$ 184.7

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions, except per share amounts)
(Unaudited)

1.   RESTRUCTURING CHARGES

Activity related to the Company's restructuring accruals during the period January 1, 2004 to June 30, 2004 was as follows:

	Accrual as of January 1, 2004	Cash Paid	Accrual as of June 30, 2004
Non-employee exit costs:
Demolition and closure costs	$ 18.8	$(2.4)	$16.4
Employee headcount reductions:
Severance benefits	3.2	(1.2)	2.0
Total	$ 22.0	$(3.6)	$18.4

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in the Company's 2003 Annual Report on Form 10-K.

2.   DISCONTINUED OPERATIONS

In December 1999, the Company received approval from the Board of Directors for a plan to sell the entire IMC Chemicals (Chemicals) business unit.  On November 5, 2001, the Company sold Penrice Soda Products Pty. Ltd., an Australian unit of Chemicals.  On February 21, 2003, the Company sold its White River Nahcolite Minerals sodium bicarbonate mine and plant for proceeds of approximately $20.6 million.  On March 23, 2004 the Company sold substantially all of its remaining discontinued Chemicals entities, which generally comprised the soda ash and boron businesses, for gross proceeds of $6.0 million and retained a minority economic interest in the resulting company.  In the first quarter of 2004, the Company recorded an additional loss on disposal of $2.4 million, which included an additional operating loss of $4.0 million, $3.0 million after tax, to reflect the terms of the sale.

At December 31, 2003 for financial reporting purposes, the assets and liabilities of Chemicals, net of the estimated losses on disposal, were classified in Other current assets as net assets of discontinued operations held for sale.  See the table below for the detail and classification of assets and liabilities.

December 31, 2003
Assets:
Receivables, net	$ 38.9
Inventories, net	48.8
Other current assets	0.7
Other assets	4.4
Total assets	92.8
Liabilities:
Accounts payable	27.8
Accrued liabilities	22.1
Estimated accrued loss on disposal	35.0
Other noncurrent liabilities	5.9
Total liabilities	90.8
Net assets of discontinued operations held for sale	$ 2.0

3.   INVENTORIES

	June 30, 2004	December 31, 2003
Products (principally finished)	$221.2	$ 235.3
Operating materials and supplies	77.5	75.5
	298.7	310.8
Less: Allowances	(5.8)	(5.1)
Inventories, net	$292.9	$ 305.7

4.   FINANCING ARRANGEMENTS

In May 2001, the Company entered into a senior secured credit facility pursuant to a credit agreement.  The credit facility, as amended and restated (Credit Facility) consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and of a term loan facility (Term Loan Facility) of approximately $250.7 million.  As of June 30, 2004, the Company had no outstanding borrowings under the Revolving Credit Facility; outstanding letters of credit totaling $82.2 million, $1.5 million of which do not reduce availability under the Revolving Credit Facility; and $250.7 million outstanding under the Term Loan Facility.  The net available borrowings under the Revolving Credit Facility as of June 30, 2004, were approximately $129.3 million.

The Credit Facility contains certain covenants that limit matters, including capital expenditures, joint venture investments, monetary acquisitions, indebtedness, the payment of dividends, and repurchases or redemptions of capital stock. The Credit Facility also requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility).  The Company expects to be in compliance with the provisions of the Credit Facility throughout 2004.  Under the covenants limiting the payment of dividends, as of June 30, 2004, the Company had $33.6 million available for the payment of cash dividends with respect to its common stock.  The amount available for payment of dividends is increased by 25 percent of cumulative Consolidated Net Income (as defined) for each fiscal year.  Additionally, after the payment of any future cash dividends on common stock, the Company must have at least $50.0 million of additional borrowings available under the Revolving Credit Facility.

In March 2004, IMC announced that it had obtained amendments to the credit agreement governing its Credit Facility (Credit Agreement).  The descriptions of the terms of the Credit Agreement below reflect those amendments.

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC's credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004.  For the four fiscal quarters ended June 30, 2004, IMC's interest expense coverage ratio was 2.26 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 4.00 to 1.00 after December 31, 2004.  For the four fiscal quarters ended June 30, 2004, IMC's total leverage ratio was 4.55 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00.  For the four fiscal quarters ended June 30, 2004, IMC's secured leverage ratio was 0.60 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC's credit facilities to the sum of the total principal amount of the loans under IMC's credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00.  At June 30, 2004, IMC's collateral coverage ratio was 1.64 to 1.00.

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

Interest rates associated with the Term Loan Facility and the Revolving Credit Facility vary depending upon the Company's leverage ratio.  With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 150.0 to 225.0 basis points or LIBOR plus 250.0 to 325.0 basis points.  With respect to the Term Loan Facility, interest on such loans is calculated at either prime plus 275.0 to 300.0 basis points or LIBOR plus 375.0 to 400.0 basis points.  The Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 325.0 basis points and LIBOR plus 400.0 basis points, respectively, as of June 30, 2004.

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

The indentures relating to the Company's 10.875 percent notes due 2008 and the 11.25 percent notes due 2011, collectively IMC Senior Notes, contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest).  The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC's indentures.  As of June 30, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements.  It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes.  In such case, IMC may be required to borrow additional funds in order to make the required purchases.  However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC.  Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC's indentures, and would also constitute a default under IMC's credit facilities.  Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long-term debt.  However, the Senior Notes are currently trading at a substantial premium over par (15 - 20%).  It would be uneconomical for investors to put the Senior Notes at 101% when they could be sold for a substantially higher price.  Accordingly, IMC does not currently expect that the noteholders will exercise their put option.

On May 7, 2003, IMC USA Inc. LLC (IMC USA) entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points), and are secured by IMC USA's accounts receivable and inventory.  The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of the Company and the parent of IMC USA. Neither the Company, nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of June 30, 2004, the Potash Facility had a borrowing base that could support borrowings up to $21.9 million, under which IMC USA had no outstanding borrowings.

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

The Preferred Shares have an initial conversion rate of not more than 7.8616 shares and not less than 6.4440 shares of the Company's common stock, based upon the average market price of the Company's common stock.  At any time prior to the mandatory conversion of the Preferred Shares, the holder may elect to convert each of such holder's Preferred Shares into 6.4440 shares of the Company's common stock.  In addition, if the closing price per share of the Company's common stock exceeds $11.64 for at least 20 trading days within a period of 30 consecutive trading days, the Company may elect to cause the conversion of all of the Preferred Shares then outstanding for shares of common stock at a conversion rate of 6.4440 shares of common stock for each Preferred Share; in such event the Company must also pay the holder, in cash, the present value of all the remaining dividend payments up to and including July 1, 2006.  In the event of a merger, acquisition or consolidation in which at least 30 percent of the consideration for shares of the Company's common stock consists of cash or cash equivalents, each holder of Preferred Shares will have the right to convert such holder's Preferred Shares into common stock at the mandatory conversion rate.  The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the average market price of the Company's common stock.  The conversion rates and the numbers of shares of the Company's common stock issuable upon a conversion are subject to anti-dilution adjustments under certain circumstances.

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

On August 1, 2003 the Company issued $400.0 million principal amount of 10.875 percent notes due 2013 (August Note Offering) for proceeds before fees and expenses of $391.1 million.  The August Note Offering contains covenants similar to and rank pari pasu with IMC Senior Notes. The IMC Senior Notes contain certain covenants that limit matters including the making of restricted payments, as defined.  Under the most restrictive of the covenants limiting restricted payments, as of June 30, 2004, the Company had $17.0 million available for the payment of cash dividends with respect to its common and preferred stock.  In addition, the agreement with Cargill (Note 11) limits dividends on the Company's common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

As of June 30, 2004, the estimated fair value of long-term debt was approximately $183.0 million more than the carrying value amount of such debt.  The fair value was estimated based on each debt instrument's market price as of June 30, 2004.

5.   PENSION PLANS AND OTHER BENEFITS

The components of net pension costs were:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Service cost for benefits earned during the period	$ 1.5	$ 1.7	$ 3.0	$ 3.4
Interest cost on projected benefit obligation	7.0	7.1	14.0	14.2
Return on plan assets	(7.1)	(8.0)	(14.2)	(16.0)
Net amortization and deferral	2.4	1.6	4.8	3.2
Curtailments and settlements	-	0.1	-	0.2
Net pension and other benefits expense	$ 3.8	$ 2.5	$ 7.6	$ 5.0

The components of other benefits costs were:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Service cost for benefits earned during the period	$ 0.4	$ 0.4	$ 0.8	$ 0.8
Interest cost on projected benefit obligation	1.8	2.7	3.6	5.4
Net amortization and deferral	(3.4)	(2.0)	(6.8)	(4.0)
Curtailments and settlements	-	(0.7)	-	(1.5)
Net pension and other benefits (income) expense	$ (1.2)	$ 0.4	$ (2.4)	$ 0.7

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

In 2004, the Company intends to review the other benefit plans in light of the Act.  The Company will most likely amend the other benefits plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government.  As a result, the Company anticipates that the other benefit plans' obligations and costs could be reduced once any amendment is adopted and/or the government subsidies are considered.

6.   OPERATING SEGMENTSa

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended June 30, 2004
Net sales from external customers	$ 407.3	$ 341.5	$ -	$ 748.8
Intersegment net sales	16.9	2.0	-	18.9
Gross margins	19.1	113.4	(4.2)	128.3
Operating earnings (loss)	8.6	105.9	(6.3)	108.2
Six months ended June 30, 2004
Net sales from external customers	$ 754.2	$ 578.8	$ -	$1,333.0
Intersegment net sales	33.3	4.3	-	37.6
Gross margins	37.5	178.6	(9.0)	207.1
Operating earnings (loss)	16.2	163.9	(9.9)	170.2
Three months ended June 30, 2003
Net sales from external customers	$ 301.8	$ 236.9	$ -	$ 538.7
Intersegment net sales	16.8	2.2	-	19.0
Gross margins	(13.4)	62.7	(5.5)	43.8
Operating earnings (loss)[b]	(23.9)	71.9	(10.1)	37.9
Six months ended June 30, 2003
Net sales from external customers	$ 642.3	$ 448.5	$ -	$ 1,090.8
Intersegment net sales	35.3	4.8	-	40.1
Gross margins	(28.2)	118.1	(10.0)	79.9
Operating earnings (loss)[c]	(52.2)	120.2	(15.7)	52.3

a    The operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 2).

b    IMC Potash operating earnings include a gain on the sale of assets of $16.5 million and restructuring charges of $0.3 million.

c Operating earnings (loss) include restructuring charges of $2.4 million, $1.1 million and $0.2 million for IMC PhosFeed, IMC Potash and Other, respectively, as well as the gain on the sale of assets of $16.5 million included for IMC Potash.

7.   COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Comprehensive income:
Net earnings (loss)	$ 42.7	$ (6.9)	$ 51.9	$ (43.5)
Net unrealized gain (loss) on derivative instruments	(7.1)	7.6	(7.3)	13.8
Minimum pension liability	0.7	-	0.9	3.8
Foreign currency translation adjustment	(20.8)	56.0	(30.7)	95.2
Unrealized gain on available-for-sale security	3.8	-	3.8	-
Total comprehensive income for the period	$ 19.3	$ 56.7	$ 18.6	$ 69.3

8.   EARNINGS PER SHARE

The following is a reconciliation of the numerator for basic earnings (loss) per share:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net earnings (loss)	$ 42.7	$ (6.9)	$ 51.9	$ (43.5)
Preferred dividends accrued	(2.6)	-	(5.2)	-
Earnings (loss) available to common shareholders	$ 40.1	$ (6.9)	$ 46.7	$ (43.5)

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

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Basic EPS shares	115.0	114.8	115.0	114.7
Common shares issuable upon conversion of preferred shares	17.7	-	17.7	-
Common shares issuable upon vesting of restricted stock awards	0.8	0.6	0.8	-
Common stock equivalents	0.7	-	0.4	-
Diluted EPS shares	134.2	115.4	133.9	114.7

Options to purchase approximately 8.9 million and 9.5 million common shares for the three months and six months ended June 30, 2004, respectively and approximately 14.5 million shares for the three months and six months ended June 30, 2003 were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company's common stock and, therefore, the effect of their inclusion would be antidilutive.  Common shares issuable upon the vesting of restricted stock awards and options with exercise prices less than the average market price of 0.5 million common shares for the six months ended June 30, 2003 were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations and, therefore, the effect of their inclusion would be antidilutive.

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

If the Company's stock option plans' compensation cost had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and earnings (loss) per share available for common shareholders would have changed to the following pro forma amounts:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Stock compensation cost (net of tax):
As reported	$ 0.5	$ 0.3	$ 1.1	$ 0.7
Pro forma	$ 1.6	$ 1.6	$ 3.5	$ 3.5
Net earnings (loss):
As reported	$ 42.7	$ (6.9)	$ 51.9	$ (43.5)
Pro forma	$ 41.6	$ (8.2)	$ 49.5	$ (46.3)
Diluted net earnings (loss) per share:
As reported	$ 0.32	$ (0.06)	$ 0.39	$ (0.37)
Pro forma	$ 0.31	$ (0.07)	$ 0.37	$ (0.40)

10.  PENSACOLA SETTLEMENT

On March 28, 2001, and again on April 25, 2001, plaintiffs from Pensacola, Florida filed class-action lawsuits against Agrico Chemical Company (Agrico), a subsidiary of Phosphate Resource Partners Limited Partnership (PLP) and a number of unrelated defendants (First action - Samples et al. vs. Conoco Inc. et al., Second Action - Williams et al. vs. Conoco Inc., both in the Circuit Court of the First Judicial Circuit, Escambia County Florida).  The Company has an indirect 51.6 percent ownership interest in PLP.  In addition, the Company was initially a defendant in the Williams case but was voluntarily dismissed by plaintiffs on July 31, 2003.  The complainants in these cases seek damages in an unspecified amount purportedly arising from releases to groundwater occurring at the Agrico Superfund site in Pensacola, Florida.  As a division of Conoco Inc. (Conoco) and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce crop nutrients and crop nutrient-related materials.  The Samples case primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages.  The Williams action asserts a state law claim seeking medical monitoring as a result of the releases to groundwater.  On April 2, 2004, the Company signed a term sheet to settle these two lawsuits on a class-wide basis. The term sheet provides that the defendants collectively will pay a total of $65.0 million to class members in Pensacola to address concerns regarding impacts to property and an additional $3.5 million to fund a voluntary medical monitoring program.  The defendants also will reimburse plaintiff attorneys' fees and costs, once those have been requested from and approved by a Florida Circuit Court (Circuit Court).  The definitive agreements reflecting the settlement terms of both settlements received preliminary approval from the Circuit Courts on June 1, 2004.  Notice of these settlements  has been provided to class members.  The Court is expected to hold fairness hearings in late September.  The full terms of the settlement will not be final until such hearings are held and the Court issues final approvals.

As a result of the proposed settlement and legal expenses, the Company recorded a charge in the first six months of 2004 of $6.8 million, net of previously established reserves in Other (income) expense, net.  This charge negatively impacted Earnings (loss) from continuing operations by $0.9 million, net of minority interest and taxes.

11.  CARGILL CROP NUTRITION AND PLP MERGERS

The Company and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine the Company and Cargill Crop Nutrition to create a new, publicly traded company.  Under terms of the definitive agreement, IMC common stockholders and Cargill will own on a pro forma basis 33.5 percent and 66.5 percent, respectively, of the outstanding common shares of the new company.  On April 8, 2004, Global Nutrition Solutions, Inc. (which has been renamed Mosaic) filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission (SEC) containing a preliminary proxy statement/prospectus regarding the proposed transaction between IMC and Cargill Crop Nutrition.  On June 17, 2004, Global Nutrition Solutions, Inc. filed an amendment to such Registration Statement.  The combination is subject to regulatory approval in the U.S. and Canada; the approval of IMC Global's common shareholders; the completion of the PLP merger referred to below; and satisfaction of other customary closing conditions.  Necessary antitrust or competition processes required in several other jurisdictions, including China, have been fully satisfied.  Closing is anticipated in September of 2004.  IMC will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to its common stockholders until the SEC has completed to review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

On March 19, 2004, IMC and PLP announced the signing of a definitive agreement to merge PLP into a subsidiary of IMC.  Pursuant to the merger, each publicly traded PLP unit would be converted into the right to receive 0.2 shares of IMC common stock.  Alpine Capital and The Anne T. and Robert M. Bass Foundation (collectively, the largest public holders of PLP units) have agreed to support such a transaction.  On April 20, 2004, IMC filed a Registration Statement on Form S-4 with the SEC containing a preliminary proxy statement/prospectus regarding the proposed PLP merger.  On June 17, 2004, IMC filed an amendment to such Registration Statement.  The PLP merger is subject to certain conditions, including among other things, approval by the partners of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies.  On July 15, 2004 the waiting period for the PLP merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, was terminated.  Closing is anticipated in September of 2004.  PLP will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to the PLP unitholders until the SEC has completed its review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

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

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2004
Net sales	$ -	$ -	$ 409.5	$ 303.7	$ 96.1	$ (60.5)	$ 748.8
Cost of goods sold	1.8	-	389.9	234.7	63.0	(68.9)	620.5
Gross margins	(1.8)	-	19.6	69.0	33.1	8.4	128.3
Selling, general and administrative expenses	0.1	1.5	10.4	7.0	0.9	0.2	20.1
Operating earnings (loss)	(1.9)	(1.5)	9.2	62.0	32.2	8.2	108.2
Equity in earnings of subsidiaries/affiliates	107.1	3.7	-	24.6	-	(135.4)	-
Interest expense	34.0	7.6	5.9	0.5	(0.7)	-	47.3
Other (income) expense, net	4.8	0.7	1.2	(9.4)	(7.8)	4.9	(5.6)
Minority interest	(4.3)	-	-	-	-	-	(4.3)
Earnings (loss) before income taxes	70.7	(6.1)	2.1	95.5	40.7	(132.1)	70.8
Provision for income taxes	28.0	-	-	37.9	16.1	(53.9)	28.1
Net earnings (loss)	$ 42.7	$ (6.1)	$ 2.1	$ 57.6	$ 24.6	$ (78.2)	$ 42.7

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2003
Net sales	$ -	$ -	$ 297.8	$ 272.9	$ 75.1	$ (107.1)	$ 538.7
Cost of goods sold	1.5	-	312.2	237.1	51.3	(107.2)	494.9
Gross margins	(1.5)	-	(14.4)	35.8	23.8	0.1	43.8
Selling, general and administrative expenses	0.4	2.4	10.5	10.8	1.3	(3.3)	22.1
Gain on sale of operating assets	-	-	-	(16.5)	-	-	(16.5)
Restructuring charges	-	-	-	0.1	0.2	-	0.3
Operating earnings (loss)	(1.9)	(2.4)	(24.9)	41.4	22.3	3.4	37.9
Equity in earnings (loss) of subsidiaries/affiliates	3.5	(9.3)	-	4.7	-	1.1	-
Interest expense	32.1	7.6	5.5	1.4	(0.2)	(0.4)	46.0
Gain on sale of securities	(35.5)	-	-	-	-	-	(35.5)
Other (income) expense, net	(2.8)	0.2	(1.0)	6.3	15.6	6.2	24.5
Minority interest	(11.2)	-	-	0.1	-	-	(11.1)
Earnings (loss) from continuing operations before income taxes	19.0	(19.5)	(29.4)	38.3	6.9	(1.3)	14.0
Provision (benefit) for income taxes	(2.8)	-	-	8.6	2.2	(16.1)	(8.1)
Earnings (loss) from continuing operations	21.8	(19.5)	(29.4)	29.7	4.7	14.8	22.1
Loss from discontinued operations	(28.7)	-	-	-	-	(0.3)	(29.0)
Net earnings (loss)	$ (6.9)	$ (19.5)	$ (29.4)	$ 29.7	$ 4.7	$ 14.5	$ (6.9)

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2004
Net sales	$ -	$ -	$ 756.9	$ 583.5	$ 166.0	$ (173.4)	$ 1,333.0
Cost of goods sold	3.8	-	718.9	481.3	104.6	(182.7)	1,125.9
Gross margins	(3.8)	-	38.0	102.2	61.4	9.3	207.1
Selling, general and administrative expenses	0.1	2.8	21.1	12.8	2.4	(2.3)	36.9
Operating earnings (loss)	(3.9)	(2.8)	16.9	89.4	59.0	11.6	170.2
Equity in earnings of subsidiaries/affiliates	152.9	8.0	-	41.4	-	(202.3)	-
Interest expense	68.5	15.1	10.6	1.5	(1.2)	(0.1)	94.4
Other (income) expense, net	8.1	10.8	0.9	(18.0)	(8.4)	5.2	(1.4)
Minority interest	(12.8)	-	-	-	-	-	(12.8)
Earnings (loss) before income taxes	85.2	(20.7)	5.4	147.3	68.6	(195.8)	90.0
Provision for income taxes	33.8	-	-	58.5	27.2	(83.8)	35.7
Earnings (loss) from continuing operations	51.4	(20.7)	5.4	88.8	41.4	(112.0)	54.3
Earnings (loss) from discontinued operations	0.5	-	-	-	-	(2.9)	(2.4)
Net earnings (loss)	$ 51.9	$ (20.7)	$ 5.4	$ 88.8	$ 41.4	$ (114.9)	$ 51.9

Condensed Consolidating Statement of Operations
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2003
Net sales	$ -	$ -	$ 638.0	$ 524.7	$ 140.1	$ (212.0)	$ 1,090.8
Cost of goods sold	3.2	-	667.6	463.4	93.0	(216.3)	1,010.9
Gross margins	(3.2)	-	(29.6)	61.3	47.1	4.3	79.9
Selling, general and administrative expenses	0.8	5.0	21.5	17.5	2.7	(7.1)	40.4
Gain on sale of operating assets	-	-	-	(16.5)	-	-	(16.5)
Restructuring charges	-	-	2.4	0.9	0.4	-	3.7
Operating earnings (loss)	(4.0)	(5.0)	(53.5)	59.4	44.0	11.4	52.3
Equity in earnings (loss) of subsidiaries/affiliates	(60.0)	(19.7)	-	14.4	-	65.3	-
Interest expense	64.7	15.1	10.4	3.2	(0.5)	(1.0)	91.9
Gain on sale of securities	(35.5)	-	-	-	-	-	(35.5)
Other (income) expense, net	2.7	0.2	(2.4)	14.7	27.9	8.1	51.2
Minority interest	(22.8)	-	-	0.1	-	-	(22.7)
Earnings (loss) from continuing operations before income taxes	(73.1)	(40.0)	(61.5)	55.8	16.6	69.6	(32.6)
Provision (benefit) for income taxes	(32.3)	-	-	14.2	5.3	(10.2)	(23.0)
Earnings (loss) from continuing operations	(40.8)	(40.0)	(61.5)	41.6	11.3	79.8	(9.6)
Loss from discontinued operations	(28.7)	-	-	-	-	(0.3)	(29.0)
Earnings (loss) before cumulative effect of a change in accounting principle	(69.5)	(40.0)	(61.5)	41.6	11.3	79.5	(38.6)
Cumulative effect of a change in accounting principle	26.0	(13.6)	(32.7)	(1.3)	3.1	13.6	(4.9)
Net earnings (loss)	$ (43.5)	$ (53.6)	$ (94.2)	$ 40.3	$ 14.4	$ 93.1	$ (43.5)

 Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$ 28.8	$ -	$ 2.8	$ 0.1	$ (15.2)	$ 31.5	$ -	$ 48.0
Receivables, net	2.1	0.5	129.3	122.9	70.7	29.6	(122.2)	232.9
Due from affiliates	136.9	70.8	-	0.7	1,012.5	185.3	(1,406.2)	-
Inventories, net	(2.2)	-	240.1	-	43.8	11.8	(0.6)	292.9
Other current assets	21.7	-	11.6	-	10.4	0.1	-	43.8
Total current assets	187.3	71.3	383.8	123.7	1,122.2	258.3	(1,529.0)	617.6
Property, plant and equipment, net	186.5	-	1,373.2	-	504.5	245.4	0.4	2,310.0
Due from affiliates	868.4	-	9.4	-	426.7	90.3	(1,394.8)	-
Investment in subsidiaries/affiliates	1,460.8	244.0	-	-	4,756.4	(478.8)	(5,982.4)	-
Other assets	529.0	0.5	57.4	9.4	54.6	58.3	(4.8)	704.4
Total assets	$ 3,232.0	$ 315.8	$1,823.8	$ 133.1	$ 6,864.4	$ 173.5	$ (8,910.6)	$ 3,632.0
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$ -	$ -	$145.9	$ -	$ 33.3	$ 7.9	$ (27.0)	$ 160.1
Accrued liabilities	147.3	14.9	45.4	21.3	28.4	22.7	5.3	285.3
Due to (from) affiliates	263.1	51.5	185.4	(0.1)	754.0	(19.2)	(1,234.7)	-
Short-term debt and current maturities of long-term debt	39.1	-	4.3	-	-	-	-	43.4
Total current liabilities	449.5	66.4	381.0	21.2	815.7	11.4	(1,256.4)	488.8
Due to affiliates	348.1	-	131.5	-	796.3	60.4	(1,336.3)	-
Long-term debt, less current maturities	1,863.8	592.6	397.4	-	-	-	(806.1)	2,047.7
Other noncurrent liabilities	6.1	96.1	130.0	143.3	109.0	69.6	(2.0)	552.1
Stockholders' equity (deficit)	564.5	(439.3)	783.9	(31.4)	5,143.4	32.1	(5,509.8)	543.4
Total liabilities and stockholders' equity (deficit)	$ 3,232.0	$ 315.8	$1,823.8	$ 133.1	$ 6,864.4	$ 173.5	$ (8,910.6)	$ 3,632.0

 Condensed Consolidating Balance Sheet
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$ 5.4	$ -	$ 0.6	$ 0.1	$ (11.0)	$ 83.1	$ (1.4)	$ 76.8
Restricted cash	12.4	-	-	-	-	-	-	12.4
Receivables, net	2.1	0.6	123.3	122.6	88.2	18.8	(160.8)	194.8
Due from affiliates	162.1	59.0	-	0.7	858.9	167.1	(1,247.8)	-
Inventories, net	(2.2)	-	225.9	-	119.0	16.0	(53.0)	305.7
Other current assets	17.8	-	9.4	-	13.3	8.3	1.1	49.9
Total current assets	197.6	59.6	359.2	123.4	1,068.4	293.3	(1,461.9)	639.6
Property, plant and equipment, net	190.4	-	1,390.7	-	641.0	135.3	0.4	2,357.8
Due from affiliates	800.9	-	9.4	-	410.0	28.4	(1,248.7)	-
Investment in subsidiaries/affiliates	1,307.6	246.1	-	-	4,896.8	(103.0)	(6,347.5)	-
Other assets	508.5	0.6	49.8	9.4	60.7	55.9	(11.6)	673.3
Total assets	$3,005.0	$ 306.3	$1,809.1	$ 132.8	$7,076.9	$ 409.9	$(9,069.3)	$3,670.7
Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$ 0.1	$ 1.5	$ 161.9	$ -	$ 62.6	$ 13.6	$ (54.0)	$ 185.7
Accrued liabilities	112.1	4.1	54.3	19.5	55.6	49.4	(52.1)	242.9
Due to (from) affiliates	92.0	45.4	160.8	(0.1)	1,033.9	(39.7)	(1,292.3)	-
Short-term debt and current maturities of long-term debt	9.3	5.7	4.0	-	-	6.4	-	25.4
Total current liabilities	213.5	56.7	381.0	19.4	1,152.1	29.7	(1,398.4)	454.0
Due to affiliates	355.1	-	132.8	-	365.3	59.8	(913.0)	-
Long-term debt, less current maturities	1,904.3	568.3	351.2	-	0.1	0.2	(732.7)	2,091.4
Other noncurrent liabilities	25.8	101.6	140.6	144.7	123.9	72.6	(10.5)	598.7
Stockholders' equity (deficit)	506.3	(420.3)	803.5	(31.3)	5,435.5	247.6	(6,014.7)	526.6
Total liabilities and stockholders' equity (deficit)	$3,005.0	$ 306.3	$1,809.1	$ 132.8	$7,076.9	$ 409.9	$(9,069.3)	$3,670.7

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2004
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ 20.2	$ (18.6)	$ (9.4)	$ -	$ 16.1	$ (38.0)	$ 72.2	$ 42.5
Cash Flows from Investing Activities
Capital expenditures	-	-	(34.9)	-	(20.3)	(7.2)	2.5	(59.9)
Proceeds from the sale of assets	4.0	-	-	-	0.1	-	-	4.1
Net cash provided by (used in) investing activities	4.0	-	(34.9)	-	(20.2)	(7.2)	2.5	(55.8)
Net cash provided (used) before financing activities	24.2	(18.6)	(44.3)	-	(4.1)	(45.2)	74.7	(13.3)
Cash Flows from Financing Activities
Payments of long-term debt	(83.6)	(2.6)	(2.4)	-	(110.1)	-	3.1	(195.6)
Proceeds from issuance of long-term debt, net	82.4	26.9	48.9	-	110.0	-	(75.9)	192.3
Changes in short-term debt, net	(6.6)	(5.7)	-	-	-	(6.4)	(0.5)	(19.2)
Restricted cash	12.4	-	-	-	-	-	-	12.4
Debt refinancing and issuance costs	(2.0)	-	-	-	-	-	-	(2.0)
Stock options exercised	1.8	-	-	-	-	-	-	1.8
Cash dividends paid	(5.2)	-	-	-	-	-	-	(5.2)
Net cash provided by (used in) financing activities	(0.8)	18.6	46.5	-	(0.1)	(6.4)	(73.3)	(15.5)
Net change in cash and cash equivalents	23.4	-	2.2	-	(4.2)	(51.6)	1.4	(28.8)
Cash and cash equivalents - beginning of period	5.4	-	0.6	0.1	(11.0)	83.1	(1.4)	76.8
Cash and cash equivalents - end of period	$ 28.8	$ -	$ 2.8	$ 0.1	$ (15.2)	$ 31.5	$ -	$ 48.0

Condensed Consolidating Statement of Cash Flows
In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2003
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$ (25.2)	$ (17.3)	$ (28.7)	$ -	$ -	$ (2.9)	$ 79.0	$ 4.9
Cash Flows from Investing Activities
Capital expenditures	-	-	(35.1)	-	(12.7)	(5.4)	4.6	(48.6)
Proceeds from the sale of assets	56.6	-	-	-	21.0	-	-	77.6
Net cash provided by (used in) investing activities	56.6	-	(35.1)	-	8.3	(5.4)	4.6	29.0
Net cash provided (used) before financing activities	31.4	(17.3)	(63.8)	-	8.3	(8.3)	83.6	33.9
Cash Flows from Financing Activities
Payments of long-term debt	(737.3)	-	(6.8)	-	-	-	4.6	(739.5)
Proceeds from issuance of long-term debt	737.1	17.3	70.9	-	-	-	(88.2)	737.1
Changes in short-term debt, net	(98.3)	-	-	-	-	1.9	-	(96.4)
Restricted cash	103.9	-	-	-	1.6	-	-	105.5
Issuance of preferred shares	133.4	-	-	-	-	-	-	133.4
Debt refinancing and issuance costs	(2.4)	-	-	-	-	-	-	(2.4)
Cash dividends paid	(4.6)	-	-	-	-	-	-	(4.6)
Net cash provided by financing activities	131.8	17.3	64.1	-	1.6	1.9	(83.6)	133.1

Net change in cash and cash equivalents	163.2	-	0.3	-	9.9	(6.4)	-	167.0
Cash and cash equivalents - beginning of period	1.8	-	0.1	0.2	(6.1)	21.7	-	17.7
Cash and cash equivalents - end of period	$ 165.0	$ -	$ 0.4	$ 0.2	$ 3.8	$ 15.3	$ -	$ 184.7

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.[1]

Results of Operations

Three months ended June 30, 2004 vs. three months ended June 30, 2003

Overview
Net sales for the second quarter of 2004 were $748.8 million and gross margins were $128.3 million.  Net earnings in the current quarter were $42.7 million, or $0.32 per diluted share.  Net sales for the second quarter of 2003 were $538.7 million and Gross margins were $43.8 million.  Earnings from continuing operations in the prior period were $22.1 million, or $0.19 per share including a restructuring charge of $0.3 million, $0.2 million after tax, (see Note 1 of Notes to Condensed Consolidated Financial Statements).  The net loss in the prior period was $6.9 million, or $0.06 per share including a loss from discontinued operations of $29.0 million, or $0.25 per share (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Net sales for the second quarter of 2004 increased $210.1 million or 39 percent from the prior year period while Gross margins increased $84.5 million.  The increase in Net sales was the result of higher concentrated phosphate sales volumes of $63.0 million, higher potash sales prices and volumes of $46.5 million and $43.2 million, respectively, higher concentrated phosphate sales prices of $40.8 million and an increase in the amount of freight costs billed to customers of $15.2 million as a result of the increase in sales volumes.  Margins increased as a result of the higher concentrated phosphate sales prices and potash sales prices and volumes, previously discussed, as well as favorable idle plant costs of $7.0 million, partially offset by higher Canadian provincial levies of $14.9 million as well as higher phosphate operating costs of $7.7 million.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

IMC PhosFeed's (PhosFeed) Net sales for the second quarter of 2004 increased 33 percent to $424.2 million compared to $318.6 million for the same period last year largely as a result of higher concentrated phosphate sales volumes and prices of $63.0 million and $40.8 million, respectively.  The increase in concentrated phosphate sales volumes was primarily a result of higher international sales of diammonium phosphate (DAP) of $48.5 million, granular monoammonium phosphate (GMAP) of $8.6 million and granular triple superphosphate (GTSP) of $4.4 million.  International DAP volumes were higher mainly as a result of increased volumes to

[1]   All statements, other than statements of historical fact, appearing under Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.  In particular, forward-looking statements may include words such as "except," "anticipate," "believe," "may," "should," "could" or "estimate."  These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company's various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports.  The Company has entered into a business combination agreement with Cargill.  If the transactions contemplated thereby are consummated, the Company's business would be operated by a newly-formed public company going forward.  The Board of Directors and management of the new public company will not be the same as exists on the date hereof for the Company, and they may operate the businesses of the Company in a manner that differs from the Company's current operations.  The factors listed above do not account for any such possible change in the Company's operations.

China, Turkey, Pakistan, Mexico, Peru, New Zealand, Chile, Venezuela and Thailand, partially offset by decreased sales to Japan.  International GMAP volumes were higher primarily as a result of increased sales to Brazil and Chile, partially offset by decreased sales to Japan.  International GTSP volumes increased primarily as a result of higher volumes to Brazil, Chile and Japan, partially offset by decreased sales to Bangladesh.  Average DAP prices increased 15 percent to $182 per short ton in the second quarter of 2004 from $158 per short ton in the second quarter of 2003.

Gross margins improved to $19.1 million for the second quarter of 2004 compared to a negative $13.4 million for the second quarter of last year.  Margins were favorable as a result of higher concentrated sales prices of $40.8 million and lower idle plant costs of $7.0 million, partially offset by higher phosphate operating costs of $7.7 million.  The favorable idle plant costs resulted from a rock mine being shutdown during April of 2003 and the Louisiana concentrate plants being shutdown in June of 2003.  All of these facilities were operating for the entire second quarter of 2004.  Phosphate operating costs were unfavorable primarily as a result of increased electricity, maintenance, payroll, permitting and legal costs, partially offset by higher production volumes.

IMC Potash

IMC Potash's (Potash) Net sales for the second quarter of 2004 increased 44 percent to $343.5 million compared to $239.1 million for the same period last year.  The increase in Net sales was primarily the result of increased sales prices of $46.5 million, higher sales volumes of $43.2 million and an increase in the amount of freight costs billed to customers of $14.9 million as a result of the increase in sales volumes.  The average selling price, including all potash products, of $88 per short ton compared to $74 per short ton in the prior year period.  Potash's sales volumes were higher mainly as a result of higher domestic and international shipments of muriate of potash (MOP) of $26.7 million and $15.2 million, respectively.  The increase in domestic MOP volumes was primarily a result of the timing of shipments as the 2004 summer sales have been pulled forward because customers wanted to avoid the announced July 2004 price increase as well as a general increase in demand as the outlook for commodity prices is very positive.  The increase in international MOP volumes was primarily a result of the timing of shipments as well as higher shipments to Brazil, Southeast Asia and Latin America.  Additionally, in the current year, international volumes were higher in the second quarter than the first quarter as a result of railcar shortages in the first quarter of 2004.  The railcar problem has improved resulting in increased sales volumes in the current quarter.

Gross margins increased 81 percent to $113.4 million for the second quarter of 2004 compared to $62.7 million for the same period in 2003.  Gross margins increased primarily as a result of higher sales prices and volumes of $46.5 million and $16.2 million, respectively, partially offset by increased Canadian provincial levies of $14.9 million.  The increase in the provincial levies resulted from the increase in earnings for the quarter.

Key statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the three months ended June 30:

	2004	2003
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,681	1,267
Potash	3,042	2,410
Average price per ton[b]:
DAP	$ 182	$ 158
Potash	$ 88	$ 74

a    Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.
b    Average prices represent sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses in the second quarter of 2004 decreased $2.0 million to $20.1 million from $22.1 million in the prior year period.  This decrease was primarily the result of the absence of $1.8 million of expense in the prior year related to the 2003 efficiency improvement program.

Gain on sale of operating assets/securities

In the second quarter of 2003, the Company received cash proceeds of $57.0 million from two transactions with Compass Minerals International, Inc. (Compass).  The transactions included the sale of about 15 percentage points out of the Company's 19.9 percentage point minority economic interest in Compass, and the sale of the sulphate of potash (SOP) business line in Carlsbad, New Mexico.  The Company recognized a gain of $16.5 million recorded in Operating earnings on the Consolidated Statement of Operations, and a gain of $35.5 million, in non-operating earnings on the Consolidated Statement of Operations, respectively from these transactions.

Foreign currency transaction (gain) loss

Foreign currency transaction (gain) loss for the second quarter of 2004 changed $40.5 million to a gain of $11.7 million from a loss of $28.8 million in the prior year period.  This was primarily caused by a strengthening of approximately three percent in the United States dollar against the Canadian dollar in the second quarter of 2004 compared to a strengthening of approximately nine percent of the Canadian dollar against the United States dollar in the prior year period.  This impacts the carrying value of United States dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Other (income) expense, net

Other (income) expense, net for the second quarter of 2004 changed $10.4 million to $6.1 million of expense from income of $4.3 million in the second quarter of 2003.  This variance was primarily a result of a $4.9 million reduction in distributions from Compass as a result of selling a majority of the investment in the prior year, $1.9 million of expenses related to the merger between the Company and Cargill Crop Nutrition (see Note 11 of Notes to the Condensed Consolidated Financial Statements), $1.2 million related to the recording of a reserve for a note receivable from non-operating activities related to the development of water treatment technologies and $0.8 million of additional legal expense reserves related to the Pensacola, Florida site (see Note 10 of Notes to the Condensed Consolidated Financial Statements).

Minority interest

Losses allocated to minority interest decreased $6.8 million from the same period last year.  This decrease in losses allocated to minority interest was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating earnings in the current quarter as compared to a loss in the prior year period.

Provision (benefit) for income taxes

The provision for income taxes on earnings from continuing operations for the second quarter was $28.1 million, for an effective tax rate of 39.7 percent, versus a benefit of $8.1 million in the second quarter of 2003.  The recorded tax benefit in the prior year period resulted from a tax benefit (at 32 percent) relating to a pre-tax loss from continuing operations, excluding the pre-tax gains on the Compass asset sales, offset by a tax provision at a reduced rate principally due to available capital loss carryforward offsets related to the asset sales.  The increase in the effective rate in the current year primarily reflects the effect of a United States Internal Revenue Service Notice issued during 2003 that adversely impacts the Company's ability to utilize foreign tax credits beginning in 2004.

Loss from discontinued operations

In the second quarter of 2003, the Company reviewed the forecasted operating results of Chemicals through September 30, 2003 as well as the estimated sales proceeds in light of a non-binding letter of intent entered into in June 2003 and determined that an additional loss on disposal of $35.9 million, or $29.0 million after tax, as of June 30, 2003 was necessary.  On March 23, 2004 the Company sold substantially all of its remaining discontinued Chemicals entities (see Note 2 of Notes to the Condensed Consolidated Financial Statements).

Six months ended June 30, 2004 vs. six months ended June 30, 2003

Overview
Net sales in the first half of 2004 were $1,333.0 million and gross margins were $207.1 million.  Net earnings for the first six months were $51.9 million, or $0.41 per diluted share, including a Loss from discontinued operations of $2.4 million, or $0.02 per share.  Net sales for the first six months of 2003 were $1,090.8 million and Gross margins were $79.9 million.  The net loss for the first six months of 2003 was $43.5 million, or $0.37 per share, including a loss from discontinued operations of $29.0 million, or $0.25 per share, (see Note 2 of Notes to Condensed Consolidated Financial Statements) and the Cumulative effect of a change in accounting principle of $4.9 million, net of minority interest and taxes, or $0.04 per share.

Net sales for the first six months of 2004 increased $242.2 million or 22 percent from the prior year period while Gross margins increased $127.2 million.  The increase in Net sales was the result of higher concentrated phosphate sales prices of $96.3 million, higher potash sales prices and volumes of $58.9 million and $49.0 million, respectively, higher concentrated phosphate sales volumes of $30.3 million, and an increase in the amount of freight costs billed to customers of $18.0 million as a result of the increase in sales volumes, partially offset by lower feed ingredient sales of $6.0 million.  Margins increased as a result of the higher concentrated phosphate and potash sales prices, previously discussed, higher potash sales volumes of $17.8 million and favorable idle plant costs of $12.4 million, partially offset by higher raw material costs of $20.2 million, higher phosphate operating costs of $19.7 million and higher Canadian provincial levies of $16.3 million.

The operating results of the Company's significant business units are discussed in more detail below.

IMC PhosFeed

PhosFeed's Net sales for the first half of 2004 increased 16 percent to $787.5 million compared to $677.6 million for the same period last year largely as a result of higher concentrated phosphate sales prices and volumes of $96.3 million and $30.3 million, respectively, partially offset by lower feed ingredient sales of $6.0 million.  Average DAP prices increased 23 percent to $184 per short ton in the first half of 2004 from $149 per short ton in the first half of 2003.  The increase in concentrated phosphate sales volumes was primarily the result of higher international volumes of $55.6 million, partially offset by lower domestic volumes of $25.3 million.  The increase in international volumes was primarily the result of higher international sales of DAP of $34.5 million, GMAP of $15.6 million and GTSP of $4.3 million.  International DAP volumes were higher because of increased volumes to China, Turkey, Pakistan, Mexico, Peru, New Zealand, Chile, Venezuela, Nigeria, Guatemala, and Thailand, partially offset by decreased sales to India, Japan, Vietnam, Australia and Ecuador.  International GMAP volumes were higher primarily as a result of increased sales to Brazil, Australia, Venezuela and Chile, partially offset by decreased sales to Japan.  International GTSP volumes increased primarily as a result of higher volumes to Brazil and Chile, partially offset by decreased sales to Bangladesh and Australia.  The decrease in domestic volumes was primarily the result of lower sales of DAP of $15.2 million, GMAP of $6.9 million and GTSP of $4.5 million.  The decrease in domestic DAP and GMAP volumes was primarily the result of the timing of sales in the fourth quarter of the prior year, increased competition, the loss of a warehouse contract and not participating in a leased rail car program in the Plains states which resulted in reduced railcar availability.  The decrease in domestic GTSP volumes was caused by weak demand for a majority of the first half as well as product committed to the international market.  Lower feed ingredient sales resulted from reduced volumes that occurred because of the timing of sales in the fourth quarter of the prior year that negatively impacted the current period and increased competitive pricing pressure.

Gross margins improved to $37.5 million for the first six months of 2004 compared to a negative $28.2 million for the first six months of last year. Margins increased as a result of the higher concentrated phosphate sales prices, previously discussed, and favorable idle plant costs of $12.4 million, partially offset by higher raw material costs of $20.6 million and higher phosphate operating costs of $19.7 million.  The favorable idle plant costs resulted from a rock mine being shutdown during February, March and April of 2003 and the Louisiana concentrate plants being shutdown in June of 2003.  These facilities were operating for the entire first half of 2004.  Higher raw material costs were primarily the result of higher costs for ammonia of $13.4 million, sulphur of $3.9 million and natural gas of $3.2 million.  Phosphate operating costs were unfavorable primarily as a result of increased electricity, maintenance, payroll, contract services, permitting and legal costs as well as using lower grade rock, partially offset by higher production volumes.

IMC Potash

Potash's Net sales for the first half of 2004 increased 29 percent to $583.1 million compared to $453.3 million for the same period last year.  The increase in Net sales was primarily the result of increased sales prices of $58.9 million, higher sales volumes of $49.0 million and an increase in the amount of freight costs billed to customers of $22.6 million as a result of higher sales volumes.  The average selling price, including all potash products, of $83 per short ton compared to $74 per short ton in the prior year period.  Potash's sales volumes were higher mainly as a result of increased domestic and international shipments of MOP of $39.2 million and $12.2 million, respectively.  The increase in domestic MOP volumes was primarily a result of lower than average sales in the prior year period due to lower market share, customers having less available cash that resulted from increased nitrogen and phosphate prices as well as lower shipments to the southern United States.  In addition, the timing of shipments, as the 2004 summer sales have been pulled forward because customers want to avoid the announced July 2004 price increase, and a general increase in demand as the outlook for commodity prices is very positive have also contributed to the favorable domestic MOP variance for first six months of 2004.  The increase in international MOP volumes was primarily a result of higher shipments to Brazil, South East Asia and Latin America.

Gross margins increased 51 percent to $178.6 million for the first six months of 2004 compared to $118.1 million for the same period in 2003.  Gross margins increased primarily as a result of higher sales prices and volumes of $58.9 million and $17.8 million, respectively, partially offset by increased Canadian provincial levies of $16.3 million.  The increase in the provincial levies was primarily the result of higher earnings for the first six months of 2004.

Key statistics

The following table summarizes the Company's significant sales volumes and average selling prices for the six months ended June 30:

	2004	2003
Sales volumes (in thousands of short tons)[a]:
Phosphates	3,058	2,903
Potash	5,317	4,563
Average price per ton[b]:
DAP	$ 184	$ 149
Potash	$ 83	$ 74

a    Sales volumes include tons sold captively. Phosphates' volumes represent dry product tons, primarily DAP.
b    Average prices represent sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses in the first six months of 2004 decreased $3.5 million to $36.9 million from $40.4 million in the prior year period.  This decrease was primarily the result of the absence of $3.6 million of expense in the prior year related to the 2003 efficiency improvement program.

Gain on sale of operating assets/securities

In the second quarter of 2003, the Company received cash proceeds of $57.0 million from two transactions with Compass.  The transactions included the sale of about 15 percentage points out of the Company's 19.9 percentage point minority economic interest in Compass, and the sale of the SOP business line in Carlsbad, New Mexico.   The Company recognized a gain of $16.5 million recorded in Operating earnings on the Consolidated Statement of Operations, and a gain of $35.5 million, in non-operating earnings on the Consolidated Statement of Operations, respectively from these transactions.

Restructuring charges

In January 2003, the Company announced an organizational restructuring program (Program) to meet current business challenges and as part of the Company's drive to be the industry's low-cost producer.  The Company incurred charges of $3.7 million during the first half of 2003 associated with severance and related costs for the Program.

Foreign currency transaction (gain) loss

Foreign currency transaction (gain) loss for the first six months of 2004 changed $67.0 million to a gain of $16.3 million from a loss of $50.7 million in the prior year period.  This was primarily caused by a strengthening of approximately four percent in the United States dollar against the Canadian dollar in the first half of 2004 compared to a strengthening of approximately 15 percent of the Canadian dollar against the United States dollar in the prior year period.  This impacts the carrying value of United States dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Debt refinancing expense

This change was the result of a $2.9 million charge related to debt retirement costs in the first quarter of 2003 from the early retirement of the 6.50 percent senior notes due August 1, 2003.

Other (income) expense, net

Other (income) expense, net for the first six months of 2004 changed $17.3 million to $14.9 million of expense from $2.4 million of income in the first half of 2003.  This variance was primarily a result of the $6.8 million Pensacola, Florida proposed settlement and legal expenses, net of previously established reserves (see Note 10 of Notes to the Condensed Consolidated Financial Statements), a $4.7 million reduction in distributions from Compass as a result of selling a majority of the investment during the prior year, $3.5 million of expenses related to the merger between the Company and Cargill Crop Nutrition (see Note 11 of Notes to the Condensed Consolidated Financial Statements), and $1.2 related to the recording of a reserve for a note receivable from non-operating activities related to the development of water treatment technologies.

Minority interest

Losses allocated to minority interest decreased $9.9 million from the same period last year.  This decrease in losses allocated to minority interest was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating earnings in the current year as compared to a loss in the prior year period, partially offset by the PLP unitholders' portion of the Pensacola proposed settlement (see Note 10 of Notes to the Condensed Consolidated Financial Statements).

Provision (benefit) for income taxes

The provision for income taxes on earnings from continuing operations for the first six months of 2004 was $35.7 million, for an effective tax rate of 39.7 percent, versus a benefit of $23.0 million in 2003.  The recorded tax benefit in the prior year period resulted from a tax benefit (at 32 percent) relating to a pre-tax loss from continuing operations, excluding the pre-tax gains on the Compass asset sales, offset by a tax provision at a reduced rate principally due to available capital loss carryforward offsets related to the asset sales.  The increase in the effective rate in the current year primarily reflects the effect of a United States Internal Revenue Service Notice issued during 2003 that adversely impacts the Company's ability to utilize foreign tax credits beginning in 2004.

Loss from discontinued operations

In the first quarter of 2004, an additional loss of $2.4 million was recorded to reflect the impact of the sale of the remaining Chemicals businesses on March 23, 2004.  In the second quarter of 2003, the Company reviewed the forecasted operating results of Chemicals through September 30, 2003 as well as the estimated sales proceeds in light of a non-binding letter of intent entered into in June 2003 and determined that an additional loss on disposal of $35.9 million, or $29.0 million after tax, as of June 30, 2003 was necessary (see Note 2 of Notes to the Condensed Consolidated Financial Statements).

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

Pursuant to the Credit Facility, the Company and certain of its domestic subsidiaries may borrow up to approximately $460.7 million.  The Credit Facility consists of a Revolving Credit Facility of up to $210.0 million available for revolving credit loans and letters of credit as well as a Term Loan Facility of approximately $250.7 million. The Credit Facility requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility).

In March 2004, IMC announced that it had obtained amendments to the Credit Agreement governing its Credit Facility.  The descriptions of the terms of the Credit Agreement below reflect those amendments.

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC's credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004.  For the four fiscal quarters ended June 30, 2004, IMC's interest expense coverage ratio was 2.26 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004.  For the four fiscal quarters ended June 30, 2004, IMC's total leverage ratio was 4.55 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC's credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00.  For the four fiscal quarters ended June 30, 2004, IMC's secured leverage ratio was 0.60 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC's credit facilities to the sum of the total principal amount of the loans under IMC's credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00.  At June 30, 2004, IMC's collateral coverage ratio was 1.64 to 1.00.

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

On May 7, 2003, IMC USA entered into the Potash Facility where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points), and are secured by IMC USA's accounts receivable and inventory.  The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of the Company and the parent of IMC USA. Neither the Company nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of June 30, 2004, the Potash Facility had a borrowing base that could support borrowings up to $21.9 million, under which IMC USA had no outstanding borrowings.

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

The indentures relating to IMC's outstanding IMC Senior Notes contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest).  The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC's indentures.  As of June 30, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements.  It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes.  In such case, IMC may be required to borrow additional funds in order to make the required purchases.  However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC.  Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC's indentures, and would also constitute a default under IMC's credit facilities.  Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long-term debt.  However, the Senior Notes are currently trading at a substantial premium over par (15 - 20%).  It would be uneconomical for investors to put the Senior Notes at 101% when they could be sold for a substantially higher price.  Accordingly, IMC does not currently expect that the noteholders will exercise their put option.

The Company incurs liabilities for reclamation activities and phosphogypsum stack (Gypstacks) closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees.  As of June 30, 2004, the Company had $96.3 million in surety bonds outstanding, which primarily mature over the next eleven months, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, the Company has posted $43.6 million of collateral in the form of letters of credit.  In the future, there can be no assurance that the Company will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions.  However, the Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

The State of Florida has begun formulating new financial assurance rules for closure and long-term care of Gypstacks.  Such rules may become effective in 2004 and are expected to include more stringent financial tests than the current rules, along with requirements that closure cost estimates include the cost of treating Gypstack water.  Until definitive regulations or interpretations have been finalized, the Company is unable to determine the nature of the new financial assurance obligations or to predict with certainty the financial impact of these requirements on the Company; however, these impacts could be significant.  The Company currently recognizes both Gypstack closure costs and Gypstack water treatment costs as liabilities in accordance with SFAS No.143.

Operating activities provided $42.5 million of cash for the first six months of 2004 compared to providing $4.9 million for the same period in 2003.  The favorable variance from the prior year was primarily the result of an increase in operating earnings, partially offset by an increase in the amount invested in working capital.

Investing activities used $55.8 million for the first six months of 2004 compared to providing $29.0 million in the first six months of 2003.  This change was primarily the result of the absence of the $57.0 million in proceeds from the transactions with Compass, $20.6 million in proceeds from the sale of White River in 2003 (see Note 2 of Notes to Condensed Consolidated Financial Statements) as well as an increase in capital spending.  Capital expenditures for the first six months of 2004 increased $11.3 million to $59.9 million from $48.6 million in the prior year period.  The increase in capital spending was primarily the result of increased spending on solution mining locations at the Company's Belle Plaine, Saskatchewan location, increased water control spending at the Company's Esterhazy, Saskatchewan location as well as production equipment upgrades.

Cash used in financing activities for the first six months of 2004 of $15.5 million fluctuated by $148.6 million from cash provided by financing activities of $133.1 million for the first six months of 2003.  This change was primarily the result of the absence of the proceeds received in 2003 from the issuance of the Preferred Shares as well as net debt payments including the use of restricted cash in the first half of 2004 of $10.1 million versus net cash proceeds including the use of restricted cash of $6.7 in the first half of 2003.

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

The Company conducted sensitivity analyses of its fixed rate long-term debt assuming a one percentage point decrease in interest rates from their actual levels as of June 30, 2004.  Holding all other variables constant the hypothetical adverse change would increase the fair value of the Company's fixed rate long-term debt by approximately $360.0 million.

The Company has decreased the amount of its natural gas forward purchase contracts since December 31, 2003 to a notional amount of $42.3 million as of June 30, 2004.  The contracts extend through October 31, 2005 and have an average price of $4.62 per mmbtu.

As of June 30, 2004, none of the Company's exposure to the other risk factors discussed above had materially changed from December 31, 2003.

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

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Reference is made to Note 10 of Notes to Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q for a description of a proposed settlement of a previously reported legal proceeding.

Item 2.   Changes in Securities and Use of Proceeds.

On August 26, 1997, the Company announced that its Board of Directors had authorized the Company to repurchase up to five million additional shares of its common stock.  Pursuant to this program subject to the restrictions of the Company's Credit Facility and IMC Senior Notes (see Note 4 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part 1 of this report) and the agreement related to IMC's combination with Cargill Crop Nutrition which generally prohibits IMC from purchasing its capital stock without the consent of Cargill except in limited circumstances, the Company is authorized as of June 30, 2004 to purchase up to 4.5 million shares.  No shares were repurchased under such program during the period covered by this report.  In addition, pursuant to IMC's 1988 Stock Option and Award Plan, as amended and restated, relating to the grant of up to 17,400,000 shares of IMC common stock pursuant to employee stock options, stock appreciation rights and restricted stock awards, IMC has granted and may in the future grant employee stock options to purchase shares of common stock of IMC for which the purchase price may be paid by means of delivery to the company by the optionee of shares of common stock of IMC that are already owned by the optionee (at a value equal to market value on the date of the option exercise).  During the period covered by this report, no options were exercised for which the purchase price was so paid.

Item 4.   Submission of Matters to a Vote of Security Holders.

(a)   The 2004 Annual Meeting of Stockholders was held on May 14, 2004.

(b)  The meeting was held to consider and vote upon:  (i) the election of three directors (Donald F. Mazankowski, Douglas A. Pertz and Richard L. Thomas), each for a term of three years or until their respective successors have been duly elected and qualified; and (ii) the ratification of the appointment of Ernst & Young LLP as independent auditors for the year ending December 31, 2004.

The votes cast with respect to each director are summarized as follows:

Director Name	For	Withheld	Total Votes Present
Donald F. Mazankowski	107,864,444	1,059,276	108,923,720
Douglas A. Pertz	106,538,013	2,385,707	108,923,720
Richard L. Thomas	107,919,562	1,004,158	108,923,720

The votes cast for ratifying the appointment of Ernst & Young LLP as the Company's independent auditors are summarized as follows:

For	Against	Abstained	Broker Non-Votes	Total Votes Present
106,755,472	2,041,690	126,541	17	108,923,720

Item 6.   Exhibits and Reports on Form 8-K.

(a)	Exhibits.
Reference is made to the Exhibit Index on page E-1 hereof.
(b)	Reports on Form 8-K.
A report under Item 5 dated April 8, 2004 A report under Items 5 and 7 dated April 1, 2004

 **************************

 SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.
by: Robert M. Qualls Robert M. Qualls Vice President and Controller (on behalf of the registrant and as chief accounting officer)

Date:  August 5, 2004

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2

Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., GNS Acquisition Corp., Cargill, Incorporated and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004

Annex A to the proxy statement/prospectus forming part of Registration Statement No. 333-114300
4.1

Supplemental Indenture, dated as of May 27, 2004, among Phosphate Acquisition Partners L.P., IMC Global Inc. and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011.

X
4.2	Supplemental Indenture, dated as of May 27, 2004, among Phosphate Acquisition Partners L.P., IMC Global Inc. and BNY Midwest Trust Company relating to the issuance of 10.875% Senior Notes due 2013.		X
10.iii.	Amendment dated May 20, 2004 to Key Manager Severance Agreement, as amended, between IMC Global Inc. and R. M. Qualls		X
31.1	Certification Required by Rule 13a-14(a)		X
31.2	Certification Required by Rule 13a-14(a)		X
32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X
99

Amendment, dated as of June 23, 2004, to the Agreement between IMC Global Inc., Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation governing the granting of proxies to IMC Global Inc.

X

*SEC File No. 1-9759

E-1