Form 10-K/A
period 2003-12-31
IMC GLOBAL INC
filed 2004-09-14
CIK 820626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 1-9759

IMC GLOBAL INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3492467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Saunders Road

Lake Forest, Illinois 60045

(847) 739-1200

(Address and zip code of principal executive offices and registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $1 per share	New York and Chicago Stock Exchanges
Preferred Share Purchase Rights	New York and Chicago Stock Exchanges

Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

State the aggregate market value of the voting common stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter: $768,178,481 as of June 30, 2003. Market value is based on the June 30, 2003 closing price of registrant’s common stock as reported on the New York Stock Exchange Composite Transactions for such date.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

Indicate the number of shares outstanding of each of the registrant’s classes of common stock: 115,676,202 shares, excluding 14,913,722 treasury shares as of February 27, 2004.

FORM 10-K/A CONTENTS

EXPLANATORY NOTE

This amendment (Amendment) to the Annual Report on Form 10-K (2003 10-K) of IMC Global Inc. (Company or IMC) for the fiscal year ended December 31, 2003 is being filed to address comments from the staff of the Securities and Exchange Commission (SEC) in connection with the staff’s review of (i) registration statements on Form S-4 of (a) The Mosaic Company (formerly Global Nutrition Solutions Inc.) related to the pending combination of the Company and Cargill Crop Nutrition and (b) the Company related to the pending merger of Phosphate Resource Partners Limited Partnership (PLP) into a subsidiary of the Company and (ii) the documents incorporated by reference in such registration statements, including the 2003 10-K. The Amendment enhances and clarifies certain disclosures and reclassifies certain information in the 2003 10-K. The Amendment does not change reported net sales, loss from continuing operations, net loss, per share amounts or stockholders’ equity. The Amendment results in an increase in total assets of $90.8 million or 2.5 percent and a corresponding increase in current liabilities of $90.8 million; these amounts were previously presented on a net asset basis on the face of the balance sheet as of December 31, 2003. No change resulted to stockholders’ equity.

The 2003 10-K, including information that is being added or amended by the Amendment, does not reflect any events or developments occurring subsequent to March 12, 2004, the date on which the 2003 10-K was filed. For a discussion of events and developments occurring subsequent to March 12, 2004, see the Company’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2004 and June 30, 2004, each as amended by Amendment No. 1 thereto on Form 10-Q/A, and the Company’s Current Reports on Form 8-K filed with the SEC on January 20, 2004, January 27, 2004, March 5, 2004, March 9, 2004, March 19, 2004, April 1, 2004 and April 8, 2004.

PART I.

Item 1. Business hereby is amended to read in its entirety as follows:

Item 1. Business.1

COMPANY PROFILE

IMC, a publicly traded Delaware corporation incorporated in 1987, is one of the world’s leading producers and distributors of crop nutrients to the domestic and international agricultural communities as well as one of the foremost manufacturers and distributors of animal feed ingredients to the industry. The Company mines, processes and distributes potash in the United States (U.S.) and Canada and is the majority joint venture partner in IMC Phosphates Company (IMC Phosphates), a leading producer, marketer and distributor of phosphate crop nutrients and animal feed ingredients. The Company’s current operational structure consists of two continuing

[1]	All statements, other than statements of historical fact contained within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as "expect," "anticipate," "believe," "may," "should," "could" or "estimate." These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Form 10-K.

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

business units corresponding to its major product lines as follows: IMC PhosFeed (PhosFeed), which represents the phosphates and feed ingredients businesses, and IMC Potash (Potash). IMC’s continuing operations are located in North America. As a result of the planned divestiture of the remaining portions of IMC Chemicals, the financial information for this business is reflected as discontinued operations. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for information with respect to the status of this divestiture.

Mergers

In December 2003, the Company and PLP jointly announced that the Company was considering making a proposal to merge an affiliate of the Company with PLP, with each publicly held partnership unit in PLP being converted into the right to receive 0.2 shares of IMC common stock (PLP unit exchange). In addition, the Company and PLP announced that Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation (collectively, the largest public holders of PLP units) had agreed to support such a transaction. PLP is a publicly traded limited partnership in which the Company indirectly holds partnership units representing an approximate 51.6 percent interest and of which PRP-GP LLC (PRP), a wholly owned subsidiary of the Company, is administrative managing general partner and holder of 51.58 percent of the equity. PLP is the minority (43.5 percent) owner of IMC Phosphates. In January 2004, the Company presented the PLP unit exchange to the Board of Directors of PRP. On March 1, 2004, IMC and PLP announced that the Board of Directors of PRP had unanimously approved the PLP unit exchange, and recommended that unitholders vote to approve the PLP unit exchange. The merger agreement relating to the PLP unit exchange is expected to be signed shortly, following the final approval by the Board of Directors of the Company. Such approval is expected in the near future. The PLP unit exchange will be subject to certain conditions, including among other things, necessary regulatory approvals, action by the unitholders of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies. The PLP unit exchange is not conditioned on the consummation of the Company’s combination with Cargill Crop Nutrition referred to below. If the combination with Cargill Crop Nutrition is consummated, and the Company’s common stock is converted into the right to receive common stock of the newly formed company, then each former publicly held PLP unit will be converted into the right to receive 0.2 shares of common stock of the newly created company.

In January 2004, the Company signed a definitive agreement with Cargill, Incorporated (Cargill) to combine the Company’s and Cargill’s Crop Nutrition businesses to create a new, publicly traded company (Newco). The combination will be effected by the contribution by Cargill to Newco of equity interests in entities owning all or substantially all of the assets, liabilities and obligations of the Cargill Crop Nutrition businesses, in exchange for the issuance by Newco of shares of common stock and Class B common stock to Cargill. In addition, as part of the combination, a wholly owned subsidiary of Newco will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Newco. In the merger, each outstanding share of the Company’s common stock and preferred stock will be converted into one share of Newco common stock or preferred stock, as applicable. Cargill will own approximately 66.5 percent of Newco’s common stock and IMC’s common stockholders will own approximately 33.5 percent of Newco’s common stock. The combination is subject to regulatory approval in the U.S., Brazil, Canada, China and several other countries; the approval of the Company’s stockholders; the completion of the PLP unit exchange; and satisfaction of other customary closing conditions. Subject to completion of the closing conditions contained in the definitive agreement, the Company anticipates the transaction will close in the summer of 2004.

Strategy

The Company considers itself one of the most efficient North American producers of concentrated phosphates, potash and animal feed ingredients. IMC’s business strategy focuses on maintaining and enhancing its leading positions through continuous process improvements, an ongoing focus on customer service, a leveraging of its efficient distribution and transportation networks, as well as growth of its core businesses globally.

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

Market

The three major nutrients required for plant growth are nitrogen, phosphorus, mined as phosphate rock, and potassium, mined as potash. Nitrogen is an essential element for most organic compounds in plants. Phosphorus plays a key role in the photosynthesis process. Potassium is an important regulator of plants’ physiological functions. These elements occur naturally in the soil but need to be replaced as crops remove them from the soil. Currently, no viable substitutes exist to replace the role of phosphate, potash and nitrogen in the development and maintenance of high-yield crops.

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

Given the commodity nature of the crop nutrients business, industry players compete largely on the basis of low cost and, to a lesser extent, differentiated customer service. Low cost is principally a function of the quality of the ore; the state of a company’s mining and processing technology; the ability to strategically source raw material inputs and the breadth and cost of transportation infrastructure.

PhosFeed

PhosFeed is a leading U.S. miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, as well as a leading U.S. producer of concentrated phosphates. PhosFeed is also one of the world’s three largest producers and marketers of phosphate and potash based animal feed ingredients.

PhosFeed’s mines and related operations are located in central Florida, while the facilities that produce concentrated phosphates and animal feed ingredients are located in central Florida and Louisiana. Such mines, concentrates plants and related facilities are owned or leased principally by IMC Phosphates, a general partnership of which the Company is the majority owner. IMC Phosphates MP Inc. (MP Co.) manages the operations of IMC Phosphates. MP Co. is a wholly owned subsidiary of the Company and PLP. The Company’s total interest (through wholly owned subsidiaries and through the Company’s interest in PLP) in IMC Phosphates is approximately 78.9 percent. Sales, marketing, customer service, distribution, administrative and other functions are in some cases furnished to IMC Phosphates and MP Co. by the Company and its subsidiaries that include IMC USA Holdings Inc., IMC USA Inc. LLC and IMC Global Operations Inc.

Although PhosFeed sells phosphate rock to other crop nutrient and animal feed ingredient manufacturers, it primarily uses phosphate rock internally. Domestically, PhosFeed sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. Virtually all of PhosFeed’s export sales are marketed through the Phosphates Chemicals Export Association (PhosChem), a Webb-Pomerene Act organization. PhosFeed also uses concentrated phosphates and potash internally for the production of animal feed ingredients, which are supplied to poultry and livestock markets in North America, Latin America and Asia. PhosFeed operates in a highly competitive global market.

Potash

Potash mines, processes and distributes potash in the U.S. and Canada. Potash has four mines in Canada within the province of Saskatchewan and two in the U.S. located in New Mexico and Michigan. Each mine location has related facilities which refine the mined potash. Such mines and related facilities are owned or leased and operated principally through Company subsidiaries corresponding to the location of each mine: IMC Canada ULC for the mine (Belle Plaine) at Belle Plaine, Saskatchewan; IMC Esterhazy Canada Limited Partnership for the two interconnected mines (Esterhazy) at Esterhazy, Saskatchewan; IMC Potash Colonsay ULC for the mine (Colonsay) at Colonsay, Saskatchewan; IMC Potash Carlsbad Inc. for the mine (Carlsbad) at Carlsbad, New Mexico; and IMC USA Inc. LLC for the mine (Hersey) at Hersey, Michigan Sales, marketing, customer service, distribution, administrative and other services are in some cases performed for Potash by the Company and its subsidiaries that include IMC USA Holdings Inc., IMC USA Inc. LLC and IMC Global Operations Inc.

Potash’s products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and also are used in the manufacture of crop nutrients and animal feed ingredients as well as sold to customers for industrial use. Its North American sales are made through the Company’s sales force. The agricultural sales are primarily to independent accounts, cooperatives and leading regional fertilizer buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry. Additionally, potash is sold as an ingredient in icemelter as well as a water softener regenerant. Potash’s exports from Canada, except to the U.S., are made through Canpotex Limited (Canpotex), an export association of Saskatchewan potash producers. Potash is a commodity available from many sources and, consequently, the market is highly competitive.

Other

For information on the Company’s operating segments and its operations by geographic area, see Note 18 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

For additional information on the Company’s business structure, see Notes 1 and 5 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

IMC’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, filed with the SEC pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, and the rules and regulations thereunder are made available free of charge, on IMC’s website, (www.imcglobal.com), as soon as reasonably practicable after IMC electronically files such material with, or furnishes it to, the SEC. The information contained on IMC’s website is not being incorporated herein.

BUSINESS UNIT INFORMATION

The following discussion of business unit operations should be read in conjunction with the information contained in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this 2003 10-K.

PhosFeed

Net sales for PhosFeed were $1,417.5 million, $1,338.1 million and $1,245.9 million for the years ended December 31, 2003, 2002 and 2001, respectively. PhosFeed is a leading U.S. miner of phosphate rock, one of the primary raw materials used in the production of concentrated phosphates, with approximately 18 million tons of annual capacity. PhosFeed is also a leading U.S. producer of concentrated phosphates with an annual capacity of approximately four million tons of phosphoric acid (P2O5)2. PhosFeed’s concentrated phosphate products are marketed worldwide to crop nutrient manufacturers, distributors and retailers. Additionally, PhosFeed is one of the world’s three largest producers and marketers of phosphate and potash-based animal feed ingredients with a total annual capacity approaching one million tons.

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

The Louisiana concentrated phosphate facilities consist of three plants: Uncle Sam, Faustina and Taft. The Uncle Sam plant produces phosphoric acid. The phosphoric acid is then shipped to the Faustina and Taft plants where it is used to produce DAP and granular monoammonium phosphate (GMAP). The Faustina plant manufactures phosphoric acid, DAP, GMAP and ammonia. The Taft facility manufactures DAP and GMAP. Concentrated phosphate operations are managed to balance PhosFeed’s output with customer needs. In response to then-current reduced market demand, PhosFeed suspended production at its Taft facility in July 1999 and suspended phosphoric acid production at its Faustina facility in November 1999. From January 2001 until early August 2001, PhosFeed temporarily suspended its Uncle Sam phosphoric acid production as well as its Faustina DAP and GMAP production. In addition, from January 2001 until June 2001, PhosFeed temporarily suspended its Faustina ammonia production. From June 2003 until early August 2003, PhosFeed temporarily suspended its Uncle Sam phosphoric acid production as well as its Faustina DAP, GMAP and ammonia production. The Taft facility and Faustina’s phosphoric acid production facilities remain temporarily idled.

Summarized below are descriptions of the principal raw materials used in the production of concentrated phosphates: phosphate rock, sulphur and ammonia.

Phosphate Rock

All of PhosFeed’s phosphate mines and related mining operations are located in central Florida. PhosFeed has four active mines, Kingsford, Four Corners, Hopewell and Fort Green and two planned future mines, Ona and Pine Level.

[2]	P2O5 is an industry term indicating a product's phosphate content measured chemically in units of phosphorous pentoxide.

The phosphate deposits of Florida are of sedimentary origin and are part of a phosphate-bearing province that extends from southern Florida north along the Atlantic coast into southern Virginia. PhosFeed’s active mines are primarily in what is known as the Bone Valley Member of the Peace River Formation in the Central Florida Phosphate District, having their origin from reworking of the host Hawthorn Group of middle Miocene age. The southern portions of the Four Corners and Fort Green mines are in what is referred to as the Undifferentiated Peace River Formation, in which the Ona and Pine Level mines would be located. Phosphate mining has been conducted in the Central Florida Phosphate District since the late 1800s. The potentially mineable portion of the Central Florida Phosphate District encompasses an area approximately 80 miles in length in a north-south direction and approximately 40 miles in width.

The map below shows the location of each of PhosFeed’s mines.

PhosFeed extracts phosphate ore using large surface mining machines that it owns called “draglines.” Prior to extracting the ore, the draglines must first remove a ten to fifty foot layer of sandy overburden. PhosFeed then processes the ore at beneficiation plants that it owns at each active mine where the ore goes through washing, screening, sizing and flotation processes designed to separate the phosphate rock from sands, clays and other foreign materials. Prior to commencing operations at either of the planned future mines, PhosFeed would need to acquire new draglines or move existing draglines to the mines and, unless the beneficiation plant at an existing mine were used, construct a beneficiation plant.

The following table shows the past three years of rock production volume and grade3 for each of PhosFeed’s active mines:

	2003		2002		2001
	Production Tons	Average BPL	Production Tons	Average BPL	Production Tons	Average BPL
	(millions of tons)		(millions of tons)		(millions of tons)
Kingsford	3.0	65.8	3.6	66.2	2.5	66.2
Four Corners	7.5	61.7	7.8	64.2	6.5	65.3
Hopewell	0.7	67.7	0.9	66.8	0.7	70.2
Fort Green	4.0	61.9	5.4	63.9	4.3	63.5

Total	15.2	62.9	17.7	64.6	14.0	65.2

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

Reserves

PhosFeed estimates its reserves based upon exploration core drilling as well as technical and economic analyses to determine that reserves so classified can be economically mined. Proven (measured) reserves are those resources of sufficient concentration to meet minimum physical, chemical and economic criteria related to PhosFeed’s current product standards and mining and production practices. PhosFeed’s estimates of probable (indicated) reserves are based on information similar to that used for proven reserves, but sites for drilling are farther apart or are otherwise less adequately spaced than for proven reserves, although the degree of assurance is high enough to assume continuity between such sites. Proven reserves are determined using a minimum drill hole spacing of two sites per forty acre block. Probable reserves have less than two drill holes per forty acre block, but geological data provides a high degree of assurance that continuity exists between sites.

[3]	The standard industry term used to grade the quality of phosphate rock is BPL, which literally means bone phosphate of lime.

The following table sets forth PhosFeed’s proven and probable reserves as of December 31, 2003:

Mine	Available Acres(a)	Mineable Acres(a)	Reserve Tons		Average BPL(g)
	(in millions)(b)(c)
Active Mines

Kingsford	1,578	1,425	9.2	(d)	65.2
Four Corners	20,500	16,001	96.1		63.8
Hopewell	932	723	4.5	(d)	67.9
Fort Green	9,842	8,328	79.9	(e)	61.9

Total Active Mines	32,852	26,477	189.7		63.2

Future Mines
Ona	14,616	9,483	84.9	(e)	64.3
Pine Level	36,296	24,586	163.1	(f)	64.8

Total Future Mines	50,912	34,069	248.0		64.6

Total Mines	83,764	60,546	437.7		64.0

(a)	Available Acres reflect that part of the total deeded or controlled acreage that is fully accessible for mining. Available acres are free of surface or subsurface encumbrance, legal setbacks, wetland preserves and other legal restrictions that preclude permittable access for mining, and are believed by PhosFeed’s management to be permittable. Available Acres also exclude mined out acreage. Mineable Acres reflect that part of Available Acres that meets specified minimum physical, economic and chemical criteria related to current mining and production practices. All reported reserves are within the Mineable Acres.
(b)	Reserve estimates are generally established by PhosFeed personnel, without a third party review. However, PhosFeed does retain an independent third party to prepare annual valuation analyses, primarily for tax purposes, that include valuations of the reserves consistent with the information shown in the above table. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the SEC.
(c)	Of the reserves shown, approximately 408.3 million tons are proven reserves, while 0.6 million tons at Ona and 28.8 million tons at Pine level are probable reserves.
(d)	Approximately 5.0 million of the tons shown for Kingsford and 2.2 million of the tons shown for Hopewell were purchased by PhosFeed in December 2002 pursuant to agreements that provide for future payment of royalties of $78,000 per month through December 1, 2009 (which payments may be accelerated if production from such reserves exceeds 261,000 tons per calendar quarter). In addition, as part of such purchase, PhosFeed purchased two clay settling ponds for payments of $63,000 per month through December 1, 2008 and leases certain plant and equipment for payments of $46,000 per month through December 1, 2009 pursuant to a lease that may thereafter be continued at the election of PhosFeed.
(e)	Approximately 44.3 million of the tons shown for Fort Green and 3.0 million of the tons shown for Ona are subject to a purchase money mortgage with an outstanding principal balance of $6.0 million as of December 31, 2003.
(f)	In connection with the sale of certain of the surface rights related to approximately 53.8 million tons of the reported Pine Level reserves, PhosFeed agreed not to mine such reserves until at least 2014. PhosFeed’s current mining plans do not contemplate mining such reserves until at least that time.
(g)	BPL ranges from 50 percent to 78 percent.

PhosFeed generally owns the reserves shown in the table above, with the only significant exceptions being the Pine Level reserves, approximately 12.3 million of the tons shown for the Fort Green mine and the reserves referred to in note (d) to the above table. PhosFeed’s rights to approximately 109.2 million tons of the estimated reserves shown for Pine Level are held pursuant to an option agreement that is described under “Pine Level Property Reserves” in Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data” of this 2003 10-K. The 12.3 million tons referred to above for the Fort Green mine are leased under a lease that PhosFeed has the right to extend through 2014 and for which PhosFeed has prepaid substantially all royalties. PhosFeed’s rights to the reserves referred to in note (d) to the above table are held pursuant to mineral rights that expire in 2012, except for a portion that expire in 2017. In light of the long-term nature of its rights to its reserves, PhosFeed expects to be able to mine all reported reserves that are not currently owned prior to termination or expiration of PhosFeed’s rights.

PhosFeed also owns or controls non-reserve phosphate materials at its mines. These non-reserve phosphate materials have been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of product. Such non-reserve phosphate materials are mineralized deposits that may become economically recoverable. However, additional geostatistical analyses, including further exploration, permitting and mining feasibility studies, changes in current market conditions, and/or changes in the mining technology currently used by PhosFeed, are required before such deposits may be classified as reserves. The following table sets forth information concerning such non-reserve phosphate materials:

Mine	Non-Reserve Phosphate Material Tons	Average BPL
	(in millions)
Active Mines

Kingsford	4.5	63.9
Four Corners	29.8	49.7
Hopewell	0.7	58.7
Fort Green	64.5	51.6

Total Active Mines	99.5	51.7

Future Mines

Ona	158.1	52.4
Pine Level	148.4	45.1

Total Future Mines	306.5	48.9

Total Mines	406.0	49.5

PhosFeed’s preliminary analyses of these non-reserve phosphate materials indicate that they differ in physical and chemical characteristics from those historically mined by PhosFeed and are uneconomic under current market conditions using the mining technology currently used by PhosFeed.

Sulphur

Sulphur is used at the New Wales, South Pierce, Uncle Sam and (when producing phosphoric acid) Faustina plants to produce sulphuric acid primarily for use in PhosFeed’s production of phosphoric acid. Until June 2002, a significant portion of PhosFeed’s sulphur requirements was provided by Freeport-McMoRan Sulphur LLC (FMS) under a supply agreement with the Company, while PhosFeed’s remaining sulphur requirements were provided by market contracts. In June 2002, PhosFeed completed the acquisition of the sulphur transportation and terminaling assets of FMS through Gulf Sulphur Services Ltd., LLLP (Gulf Services), a 50-50 joint venture with Savage Industries Inc. Concurrently with this acquisition, and instead of purchasing a majority of its annual sulphur tonnage through FMS, PhosFeed negotiated new supply agreements to purchase sulphur directly from recovered sulphur producers. Additionally, the Company, CF Industries, Inc. and Cargill Fertilizer, Inc. have formed a separate joint venture to construct a facility for remelting sulphur for use at their respective Florida phosphate fertilizer operations. The remelt facility was expected to be operational in 2005, however the three companies have slowed the development process until further discussions are held during 2004. The remelt facility would provide PhosFeed additional flexibility by allowing it to diversify and procure a portion of its sulphur from the much larger and previously inaccessible offshore solid sulphur market.

Ammonia

PhosFeed’s ammonia needs are supplied by its Faustina ammonia production facility and by world suppliers, primarily under annual and multi-year contracts. Production from the Faustina plant, which has an estimated annual capacity of 560,000 tons of anhydrous ammonia, is principally used internally to produce certain concentrated phosphates. Ammonia for the New Wales plant and third party ammonia customers of PhosFeed is terminaled through an ammonia facility at Port Sutton, Florida that is leased by PhosFeed for a term expiring in 2013 which PhosFeed may extend for up to five additional years. In connection with the sale of PhosFeed’s Port Sutton fertilizer and feed warehouse and marine export facility (Port Sutton) in December 2003 that is adjacent to the Port Sutton ammonia facility, PhosFeed entered into an agreement with the buyer for the buyer to also operate the Port Sutton ammonia facility. The agreement expires in 2013 but may be extended by PhosFeed for an unlimited number of additional five year terms, as long as the parties are entitled to operate the ammonia facility.

Sales and Marketing

Domestically, PhosFeed sells its concentrated phosphates to crop nutrient manufacturers, distributors and retailers. PhosFeed also uses concentrated phosphates internally for the production of animal feed ingredients. Virtually all of PhosFeed’s export sales of phosphate crop nutrients are marketed through PhosChem which the Company administers on behalf of itself and two other member companies. PhosChem believes that its sales represent approximately 41 percent of total U.S. exports of concentrated phosphates. The countries that account for the largest amount of PhosChem’s sales of concentrated phosphates include China, Brazil, Australia and Japan. During 2003, PhosFeed’s concentrated phosphates exports to Asia were 34 percent of total shipments by volume, with China representing 35 percent of export shipments. PhosFeed, with a strong brand position in a $1.0 billion feed ingredients global market, also supplies phosphate and potassium-based feed ingredients for poultry and livestock to markets in North America, Latin America and Asia.

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

In connection with the Port Sutton sale, PhosFeed entered into an agreement with the buyer pursuant to which at least 70 percent (75 percent if the buyer meets certain customer requirements) of the bulk marine export requirements for DAP and MAP and 100 percent of the bulk marine export requirements for animal feed ingredients from New Wales will be shipped through the Port Sutton facility and the buyer’s Port Manatee, Florida, warehouse and marine export facility. The agreement expires in 2013 but may be extended by PhosFeed for an unlimited number of additional five year terms.

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

As one of the largest miners of phosphate rock in the U.S., and one of the world’s largest producers of concentrated phosphates, PhosFeed enjoys an advantage over some competitors as the scale of operations effectively reduces production costs per unit. PhosFeed is also vertically integrated to captively supply one of its key raw materials, phosphate rock, to its concentrated phosphate production facilities. In addition, it produces another raw material, ammonia, to captively supply its Faustina concentrates facility. As a 50 percent owner of Gulf Services, PhosFeed is well-positioned to ensure an adequate, flexible and cost-effective supply of its third key raw material, sulphur.

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

Potash

Net sales for the Company’s potash business unit were $855.5 million, $805.9 million, and $811.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Potash mines, processes and distributes potash in the U.S. and Canada. The term “potash” applies generally to the common salts of potassium. Potash’s products are marketed worldwide to crop nutrient manufacturers, distributors and retailers and are also used in the manufacture of mixed crop nutrients and, to a lesser extent, animal feed ingredients (see PhosFeed). Potash also sells potash to customers for industrial use. Potash operates four potash mines in Canada as well as two potash mines in the U.S. In addition, Potash’s products are used for icemelter and water softener regenerant. Potash has total capacity in excess of 11 million tons of product per year. In 2003, Potash’s operations accounted for approximately 15 percent of world capacity on a K2O4 basis.

[4]	Because the amount of potassium in the common salts of potassium varies, the industry has established a common standard of measurement of defining a product's potassium content, or grade, in terms of equivalent percentages of potassium oxide (K2O). A K2O equivalent of 60 percent, 50 percent and 22 percent is the customary minimum standard for muriate of potash, sulphate of potash and double sulphate of potash magnesia products, respectively.

The map below shows the location of each of Potash’s mines.

Potash owns related facilities at each of the mines, which we refer to as refineries, which refine the mined potash.

The following table shows the past three years production of ore, grade and finished product for each of Potash’s mines:

	2003 Production				2002 Production				2001 Production
	Annual Capacity(2)	Ore Mined (millions of tons)	Grade % K2O	Product (millions of tons)	Annual Capacity(2)	Ore Mined (millions of tons)	Grade % K2O	Product (millions of tons)	Annual Capacity(2)	Ore Mined (millions of tons)	Grade % K2O	Product (millions of tons)

Canadian Mines
Belle Plaine - MOP	3.0	9.7	18.0	2.6	3.0	9.4	18.0	2.6	2.5	9.8	18.0	2.5
Colonsay - MOP	2.0	3.7	26.5	1.4	2.0	3.8	26.7	1.5	1.6	3.5	27.0	1.4
Esterhazy - MOP	4.2	11.2	24.1	3.9	4.1	10.1	24.4	3.6	4.1	10.3	23.9	3.5

sub-totals	9.2	24.6	22.1	7.9	9.1	23.3	22.2	7.7	8.2	23.6	21.9	7.4

United States Mines
Carlsbad - MOP	0.4	3.6	12.4	0.3	0.4	4.0	12.7	0.3	0.4	3.4	13.1	0.3
Carlsbad - K-Mag	1.1	3.8	7.8	0.9	1.1	3.6	7.8	0.9	1.1	3.5	7.9	0.8
Carlsbad - SOP (1)	0.2	n/a	n/a	0.1	0.2	n/a	n/a	0.2	0.2	n/a	n/a	0.1

Carlsbad - Total	1.7	7.4	10.0	1.3	1.7	7.6	10.4	1.4	1.7	6.9	10.4	1.2
Hersey - MOP	0.2	0.5	26.6	0.1	0.2	0.5	26.6	0.1	0.2	0.5	26.6	0.1

sub-totals	1.9	7.9	11.1	1.4	1.9	8.1	11.4	1.5	1.9	7.4	11.5	1.3

Totals	11.1	32.5	19.4	9.3	11.0	31.4	19.4	9.2	10.1	31.0	19.4	8.7

(1)	MOP & K-Mag are used to make SOP
(2)	millions of tons of finished product (KCl)

Reserves

Potash’s estimates of its reserves and non-reserve potash mineralization are based on exploration drill hole data, seismic data and actual mining results during the past 35 to 40 years (15 years in the case of Hersey). Proven reserves are estimated by identifying material in place that is delineated on at least two sides and material in place within a half-mile radius or distance from an existing sampled mine entry or exploration core hole. Probable reserves are estimated by identifying material in place within a one mile radius or distance from an existing sampled mine entry or exploration core hole. Historical extraction ratios from the many years of mining results are then applied to both types of material to estimate the proven and probable reserves. Potash believes that all reserves and non-reserve potash mineralization reported below are potentially recoverable using existing production shaft and refinery locations.

Potash’s estimated recoverable reserves and non-reserve potash mineralization as of December 31, 2003 for each of its mines is as follows:

	Reserves (1)(2)		Non-Reserve Potash Mineralization (1)(3)
	Millions of recoverable tons	Average Grade (% K2O)	Millions of potentially recoverable tons
Canadian Mines
Belle Plaine	723	18.0	2,058
Colonsay	278	28.3	167
Esterhazy	554	24.5	252

sub-totals	1,555	22.2	2,477

United States Mines
Carlsbad	130	9.8	—
Hersey	47	26.6	—

sub-totals	177	14.3	—

Totals	1,732	21.4	2,477

(1)	There has been no third party review of reserve estimates within the last three years. The reserve estimates have been prepared in accordance with the standards set forth in Industry Guide 7 promulgated by the U.S. Securities and Exchange Commission.
(2)	Includes both proven and probable reserves.
(3)	The non-reserve potash mineralization reported in the above table in some cases extends to the boundaries of the mineral rights owned or leased by Potash. Such boundaries are up to 14 miles from the closest existing sampled mine entry or exploration core hole.

As discussed more fully below, Potash either owns the reserves and mineralization shown above or leases them pursuant to mineral leases that generally remain in effect or are renewable at the option of Potash, or are long-term leases. Accordingly, Potash expects to be able to mine all reported reserves that are leased prior to termination or expiration of the existing leases.

Canadian Mines

Potash has three Canadian potash facilities, all in the southern half of the Province of Saskatchewan: the mine at Belle Plaine, the two interconnected shaft mines at Esterhazy and the mine at Colonsay.

Extensive potash deposits are found in the southern half of the Province of Saskatchewan. The potash ore is contained in a predominantly rock salt formation known as the Prairie Evaporites. The evaporite deposits are bounded by limestone formations and contain the potash beds. Three potash deposits of economic importance occur in the Province, the Esterhazy, Belle Plaine and Patience Lake members. The Patience Lake member is mined at Colonsay, and the Esterhazy member at Esterhazy. At Belle Plaine all three members are mined. The major potash members each contain several potash beds of different thicknesses and grades. The particular beds mined at Colonsay and Esterhazy have a mining height of eleven and eight feet, respectively. At Belle Plaine several beds of different thicknesses are mined.

Potash’s four mines in Canada produce muriate of potash exclusively. Esterhazy and Colonsay utilize shaft mining while Belle Plaine utilizes solution mining technology. Traditional potash shaft mining takes place underground at depths of over three thousand feet where continuous mining machines cut out the ore face and load it on to conveyor belts. The ore is then crushed, moved to storage bins and then hoisted to refineries above ground. In contrast, Potash’s solution mining process involves heated water, which is pumped through a “cluster” to dissolve the potash in the ore beds at a depth of approximately 5,000 feet. A cluster consists of a series of boreholes drilled into the potash ore by a portable, all-weather, electric drilling rig. A separate distribution center at each cluster controls the brine flow. The solution containing dissolved potash and salt is pumped to a refinery where sodium chloride, a co-product of this process, is separated from the potash through the use of evaporation and crystallization techniques. Concurrently, solution is pumped into a 130 acre cooling pond where additional crystallization occurs and the resulting product is recovered via a floating dredge. Refined potash is dewatered, dried and sized. The Canadian operations produce 22 different potash products, including industrial grades, many through proprietary processes.

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

Potash’s mineral rights in Saskatchewan consist of :

	Belle Plaine	Colonsay	Esterhazy	Total
Acres
Owned in fee	12,733	6,748	109,205	128,686
Leased from Province	47,840	60,106	70,613	178,559
Leased from others	—	320	22,837	23,157

Total	60,573	67,174	202,655	330,402

Potash’s management believes that its mineral rights in Saskatchewan are potentially sufficient to support current operations for more than a century. Leases are generally renewable at the option of Potash for successive terms, generally of 21 years each, except that certain of the acres shown above as “Leased from others” are leased under long-term leases with terms (including renewals at the option of Potash) that expire from 2094 to 2142. Royalties, established by regulation of the province of Saskatchewan, amounted to $8.1 million in 2003 and approximately $8.0 million in 2002 and 2001.

The Belle Plaine and Colonsay facilities, including owned and leased mineral rights, respectively, are subject to the mortgage granted under the Company’s senior secured credit facility. For further information, see Capital Resources and Liquidity in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this 2003 10-K.

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

Potash’s underground mine operations are presently insured against business interruption and risk from catastrophic perils, including collapse, floods and other property damage with the exception of flood coverage at Esterhazy. Due to the ongoing water inflow problem at Esterhazy, underground operations at this facility are currently not insurable for water incursion problems. Like other potash producers’ shaft mines, the Colonsay mine is also subject to the risks of inflow of water as a result of its shaft mining operations.

United States Mines

Potash has two U.S. potash facilities: the Carlsbad shaft mine located in Carlsbad, New Mexico and the Hersey solution mine located in Hersey, Michigan.

The Carlsbad ore reserves are of two types: (1) sylvinite, a mixture of potassium chloride and sodium chloride, the same as the ore mined in Saskatchewan, and (2) langbeinite, a double sulfate of potassium and magnesium. These two types of potash reserves occur in a predominantly rock salt formation known as the Salado Formation. The McNutt Member of this formation consists of eleven units of economic importance, of which IMC mines three. The McNutt Member’s evaporite deposits are interlayered with anhydrite, polyhalite, potassium salts, clay, and minor amounts of sandstone and siltstone.

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

Two types of potash are produced at the Carlsbad refinery: muriate of potash, which is the primary source of potassium for the crop nutrient industry; and double sulfate of potash magnesia, marketed under the brand name K-Mag®, containing significant amounts of sulphur, potassium and magnesium, with low levels of chloride. Production by the Company of a third type of potash, sulfate of potash (SOP), was discontinued in November 2003 in connection with the sale of the SOP business line. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

Potash’s mineral rights in the United States consist of:

	Carlsbad	Hersey	Total
Acres under control
owned in fee	—	581	581
long term leases	56,197	1,799	57,996

Total under control	56,197	2,380	58,577

At the Carlsbad facility, Potash mines and refines potash from 56,197 acres of mineral rights. Potash controls these reserves pursuant to either (i) various leases from the U.S. Government that, in general, continue in effect at the option of Potash (subject to readjustment by the U.S. Government every twenty years) or (ii) leases from the State of New Mexico that continue as long as Potash continues to produce from them. These reserves contain an estimated total of 129.5 million tons of potash mineralization (calculated after estimated extraction losses) in three mining beds evaluated at thickness ranging from four and one-half feet to in excess of eleven feet. At average refinery rates, these ore reserves are estimated to be sufficient to yield 7.1 million tons of concentrate from sylvinite with an average grade of approximately 60 percent K2O and 24.5 million tons of langbeinite concentrate with an average grade of approximately 22 percent K2O. At projected rates of production, management estimates that Carlsbad’s reserves of sylvinite and langbeinite are sufficient to support operations for more than 12 years and 24 years, respectively.

At Hersey, Michigan, Potash operates a solution mining facility which produces salt and potash. Mining occurs in the Michigan Basin in a predominantly rock salt formation called the Salina Group Evaporite. This formation is a clean salt deposit with interlayered beds of sylvinite and carbonate. At the Hersey facility, Potash’s mineral rights consist of 581 acres owned in fee and 1,799 acres controlled under leases that, in general, continue in effect at the option of Potash as long as Potash continues its operations at Hersey. These lands contain an estimated 47 million tons of potash mineralization contained in two beds ranging in thickness from fourteen to thirty feet. Management estimates that these reserves are sufficient to yield 20.0 million tons of concentrate from sylvinite with an average grade of 60 percent K2O. At current rates of production, management estimates that these reserves are sufficient to support operations for more than 120 years.

The Hersey facility, including owned and leased mineral rights, is subject to the mortgage granted under the Company’s senior secured credit facility. For further information, see Capital Resources and Liquidity in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation,” of this 2003 10-K.

Royalties for the U.S. operations, which are established by the U.S. Department of the Interior, Bureau of Land Management, in the case of the Carlsbad leases from the U.S. Government, and pursuant to provisions set forth in the leases, in the case of the Carlsbad state leases and the Hersey leases, amounted to approximately $4.6 million in 2003 and $4.0 million in 2002 and 2001.

Natural Gas

Natural gas is a significant raw material used in the potash solution mining process. The purchase, transportation and storage of natural gas amounted to approximately 16 percent of Potash’s production costs for 2003. The two solution mines accounted for approximately 74 percent of Potash’s total natural gas requirements for potash production. Potash purchases a portion of its requirements through fixed price physical contracts and uses forward contracts to fix the price of an additional portion of future purchases. The remainder of its requirements is purchased either on the domestic spot market or under short-term contracts.

Sales and Marketing

Potash’s North American potash sales are made through the Company’s sales force. North American agricultural sales are primarily to independent accounts, co-operatives and large regional fertilizer buyers while non-agricultural sales are primarily to large industrial accounts and the animal feed industry. Additionally, potash is sold as an ingredient in icemelter as well as a water softener regenerant.

Potash is sold throughout the world, with Potash’s largest amount of sales outside of North America made to China, Japan, India, South East Asia, Australia, New Zealand and Latin America. Potash’s exports from Canada, except to the U.S., are made through Canpotex. In general, Canpotex sales are allocated among the producer members based on production capacity. Potash currently supplies approximately 36.7 percent of Canpotex’s requirements. Potash’s exports from Carlsbad are sold through Potash’s sales force. In 2003, 85 percent of the potash produced by Potash was sold as crop nutrients, while 15 percent was sold for non-agricultural uses.

The table below shows Potash’s shipments of potash in thousands of tons:

	2003		2002		2001
	Tons	%	Tons	%	Tons	%
Domestic
Customers	5,330	62	5,227	66	5,050	65
Captive, to other business units	124	2	129	2	217	3

	5,454	64	5,356	68	5,267	68

Export	3,132	36	2,588	32	2,466	32

Total shipments	8,586	100	7,944	100	7,733	100

As of December 31, 2003, Potash had contractual commitments for 2004 from non-affiliated customers for the shipment of potash amounting to approximately 1,380,000 tons.

Competition

Potash is a commodity available from many sources and consequently, the market is highly competitive. In addition to Potash, there are four large North American producers: two in the U.S. and two in Canada. Through its participation in Canpotex, Potash competes outside of North America with various independent potash producers and consortia as well as other export organizations, including state-owned organizations. Potash’s principal methods of competition, with respect to the sale of potash include: pricing; offering consistent, high-quality products and superior service; as well as developing new industrial and consumer uses for potash.

FACTORS AFFECTING DEMAND

The Company’s results of operations historically have reflected the effects of several external factors, which are beyond the Company’s control and have in the past produced significant downward and upward swings in operating results. Revenues are highly dependent upon conditions in the North American agriculture industry and can be affected by crop failure, changes in agricultural production practices, government policies and weather. Furthermore, the Company’s crop nutrients business is seasonal to the extent North American farmers and agricultural enterprises purchase more crop nutrient products during the spring and fall.

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

The Company’s foreign operations, predominately in Canada, are subject to risks from changes in foreign currencies. The costs of the Canadian operations are principally denominated in the Canadian dollar while its sales are denominated in the U.S. dollar. As a result, significant changes in the exchange rate of these two currencies can have a significant effect on the company’s business and results of operations. For additional detail, see Market Risk in Part II, Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” of this 2003 10-K.

OTHER MATTERS

Environmental Matters

For information regarding environmental matters of the Company, see Environmental, Health and Safety Matters in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of this 2003 10-K.

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

EXECUTIVE OFFICERS OF THE REGISTRANT

The ages and five-year employment history of the Company’s executive officers as of March 1, 2004 was as follows:

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

All of the Company’s executive officers are elected to serve until the next organizational meeting of the Board of Directors of the Company, or until their respective successors are elected and qualified or until their earlier death, resignation or removal. No “family relationships,” as that term is defined in Item 401(d) of Regulation S-K, exist among any of the listed officers.

PART II.

Item 6. Selected Financial Data hereby is amended to read in its entirety as follows:

Item 6. Selected Financial Data.

Five Year Comparisona

Dollars in millions, except per share amounts

	Year ended December 31
	2003[b]	2002[c]	2001[d]	2000[e]	1999[f]
Statement of Operations Data:
Net sales	$2,190.6	$2,057.4	$1,958.7	$2,095.9	$2,282.9
Gross margins	$186.6	$263.1	$190.0	$328.7	$439.4
Operating earnings (loss)	$126.4	$180.4	$95.7	$227.2	$(283.7)
Earnings (loss) from continuing operations	$(37.6)	$(13.8)	$(42.0)	$84.3	$(531.6)
Loss from discontinued operations	(92.9)	(96.4)	—	(429.3)	(234.2)
Cumulative effect of a change in accounting principle	(4.9)	—	(24.5)	—	(7.5)

Net loss	$(135.4)	$(110.2)	$(66.5)	$(345.0)	$(773.3)

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$(0.37)	$(0.13)	$(0.36)	$0.73	$(4.64)
Loss from discontinued operations	(0.81)	(0.84)	—	(3.73)	(2.04)
Cumulative effect of a change in accounting principle	(0.04)	—	(0.21)	—	(0.07)

Net loss per share	$(1.22)	$(0.97)	$(0.57)	$(3.00)	$(6.75)

Balance Sheet Data (as of December 31):
Total assets	$3,761.5	$3,711.0	$4,327.9	$4,446.3	$5,293.3
Working capital	$185.6	$248.5	$380.0	$(37.6)	$437.0
Working capital ratio	1.4:1	1.6:1	1.5:1	0.9:1	1.9:1
Long-term debt, less current maturities	$2,091.4	$2,165.3	$2,216.1	$2,143.1	$2,518.7
Total debt	$2,116.8	$2,271.5	$2,291.5	$2,360.6	$2,548.6
Stockholders’ equity	$526.6	$391.7	$540.7	$675.4	$1,080.1
Total capitalization	$2,643.4	$2,663.2	$2,832.2	$3,036.0	$3,628.7
Debt/total capitalization	80.0%	85.3%	80.9%	77.8%	70.2%
Other Financial Data:
Cash provided by (used in) operating activities	$39.4	$9.6	$(123.5)	$364.8	$461.4
Capital expenditures	$120.3	$140.0	$123.1	$118.1	$248.4
Cash dividends paid on common stock	$6.9	$9.2	$17.5	$26.3	$36.6
Cash dividends paid on preferred stock	$2.6	$—	$—	$—	$—
Dividends declared per common share	$0.06	$0.08	$0.08	$0.32	$0.32
Book value per share	$4.59	$3.42	$4.72	$5.88	$9.43

[a]	See Notes to Consolidated Financial Statements for detail related to discontinued operations, divestitures and special items. Certain amounts have been adjusted for the adoption of SFAS No. 145 (Note 1).
[b]	Operating results from continuing operations include restructuring charges of $11.9 million, $7.1 million after-tax and minority interest, or $0.05 per share, as well as gains on the sale of assets of $79.2 million, $68.8 million after-tax and minority interest, or $0.59 per share.
[c]	Operating results from continuing operations include restructuring charges of $2.0 million, $1.1 million after-tax and minority interest, or $0.01 per share.
[d]	Operating results from continuing operations include special items of $18.9 million, $16.4 million after-tax and minority interest, or $0.14 per share, primarily related to increased accruals for environmental liabilities and prior year income taxes, the Reorganization Plan and a non-cash gain resulting from marking to market the Forward.
[e]	Operating results from continuing operations include a restructuring gain of $1.2 million, $0.6 million after-tax and minority interest.
[f]	Operating results from continuing operations include special charges of $651.7 million, $677.7 million after-tax and minority interest, or $5.91 per share, related to the Rightsizing Program, additional asset write-offs and environmental accruals, a goodwill write-down as well as a change in tax law.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations hereby is amended to read in its entirety as follows:

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and the accompanying notes.

IMC Global Inc. (Company) is one of the world’s leading producers of phosphate and potash crop nutrients and animal feed ingredients.

The Company’s current operational structure consists of two continuing business units corresponding to its major product lines as follows: IMC PhosFeed (PhosFeed), which represents the phosphates and feed ingredients businesses, and IMC Potash (Potash). As a result of the November 2001 divestitures of IMC Salt, a solar evaporation facility located in Ogden, Utah (Ogden), Penrice Soda Products Pty. Ltd., an Australian unit of IMC Chemicals, the sale of the sodium bicarbonate portion of IMC Chemicals (Chemicals) in February 2003 and the signing of an agreement in January 2004 to sell substantially all remaining discontinued Chemicals entities, operating results for these businesses are reflected as discontinued operations. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for further detail on these divestitures.

Management’s Discussion and Analysis of Financial Condition and Results of Operations highlights the primary factors affecting changes in the operating results of the Company’s continuing operations during the three year period ended December 31, 2003, including various special items in 2003 and 2001. These special items significantly impacted the results of continuing operations of the Company in those years and are referred to throughout Management’s Discussion and Analysis of Financial Condition and Results of Operations. For additional detail on these items, see the Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

In 2003, the Company took several actions which impacted the results from continuing operations. The Company sold the following assets during the year: (i) the majority of the Company’s investment in Compass Minerals Group, Inc. (Compass) as well as the sulphate of potash (SOP) business line in Carlsbad, New Mexico, which resulted in a gain of $65.3 million, $61.3 million after-tax, or $0.53 per share; and (ii) the Port Sutton marine terminal in East Tampa, Florida (Port Sutton), which resulted in a gain of $13.9 million, $7.5 million after-tax and minority interest, or $0.06 per share. As a result of these transactions, the Company recognized $0.9 million, $0.6 million after-tax and minority interest, for severance expenses. To meet current business challenges and as part of the Company’s drive to be the industry’s low-cost producer, the Company announced an organizational restructuring program (Program) in January 2003. The Company incurred charges of $3.7 million, $2.2 million after-tax and minority interest, or $0.02 per share, associated with severance and related costs for the Program. In 2003, the Company recorded a charge of $4.8 million, $2.6 million after-tax and minority interest, or $0.02 per share, as a result of revised engineering estimates for the cost of the phosphogypsum stack (Gypstack) closure and water treatment at a permanently closed facility as well as an additional $1.5 million, $0.8 after-tax and minority interest, or $0.01 per share, was recorded in the fourth quarter of 2003 associated with the shutdown of an ammonia barge originally reserved for in 1998. The ammonia barge was originally recorded in 1998 at the net present value of future lease payments and, therefore, the Company incurred $0.5 million, $0.3 million after-tax and minority interest, of accretion expense. The Company also incurred charges of $1.9 million, $1.3 million after-tax, or $0.01 per share, related to restructuring at the Corporate office. Offsetting these charges was a $1.4 million, $0.7 million after-tax and minority interest, or $0.01 per share, reversal of excess severance accruals deemed no longer necessary.

In 2002, the Company incurred $2.0 million, $1.1 million after-tax and minority interest, or $0.01 per share, of accretion expense related to the ammonia barge discussed above.

In 2001, the Company incurred special items, which increased the loss from continuing operations by $16.4 million, after-tax and minority interest, or $0.14 per share. The special items were: (i) $24.1 million, or $0.21 per share, of charges comprised of a charge for environmental liabilities related to non-operating facilities of $6.2 million, or $0.05 per share, an accrual for the present value of future lease obligations related to facilities no longer used of $3.6 million, or $0.03 per share, and accruals for a change in estimate for prior year income taxes of $14.3 million, or $0.13 per share, resulting principally from an Internal Revenue Service audit of prior years; (ii) a $3.1 million, or $0.03 per share, charge for the repurchase, closure and planned demolition of a urea plant previously sold to a third party; (iii) a $2.4 million, or $0.02 per share, charge for severance related to a new organizational structure (Reorganization Plan); (iv) a $0.8 million, or $0.01 per share, charge for accretion expense related to the ammonia barge discussed above; (v) a $1.2 million, or $0.01 per share, charge for the write-off of certain deferred costs; and (vi) a non-cash gain of $15.2 million, or $0.14 per share, resulting from marking to market a common equity forward purchase contract (Forward).

Product prices in the worldwide crop nutrient market are highly cyclical. In addition, the Company purchases many of its raw materials, including ammonia, natural gas and sulphur, from third parties for use in production. Fluctuations in product and raw material prices as well as the availability of raw materials can have a material impact on the Company’s liquidity and results from operations.

While ammonia costs and diammonium phosphates (DAP) selling prices both increased substantially in the fourth quarter of 2003, the rate of DAP price improvements was greater than the increase in ammonia costs in the latter part of the fourth quarter with DAP prices continuing to strengthen into 2004. However, the Company did not fully benefit from the impact of the DAP price increases in the fourth quarter. This resulted because the domestic market price increases occurred primarily in December and most sales orders for the month were taken in advance of the price increases. Therefore the Company was not able to realize the higher prices in the fourth quarter.

At the end of 2003, Tampa DAP export spot prices of $220 per metric ton were at their highest level in about five years. Potash prices increased in the fourth quarter by approximately $5 per short ton versus the third quarter. In addition, a $10 per short ton potash domestic price increase has been implemented in mid-February.

Higher raw material costs, especially ammonia, sulphur and natural gas, and increased manufacturing costs remain a challenge for 2004.

For 2004, the Company expects its effective tax rate for continuing operations to be significantly higher than its 2003 tax rate. Factors for this increase include the effect of an Internal Revenue Service notice issued during 2003 that will adversely impact the Company’s ability to utilize foreign tax credits beginning in 2004.

In December 2003, the Company and Phosphate Resource Partners Limited Partnership (PLP) jointly announced that the Company was considering making a proposal to merge an affiliate of the Company with PLP, with each publicly held partnership unit in PLP being converted into the right to receive 0.2 shares of Company common stock (PLP unit exchange). In addition, the Company and PLP announced that Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation (collectively, the largest public holders of PLP units) had agreed to support such a transaction. PLP is a publicly traded limited partnership in which the Company indirectly holds partnership units representing an approximate 51.6 percent interest and of which PRP-GP LLC (PRP), a wholly owned subsidiary of the Company, is administrative managing general partner and holder of 51.58 percent of the equity. PLP is the minority (43.5 percent) owner of IMC Phosphates Company (IMC Phosphates) through which the Company conducts its PhosFeed business. In January 2004, the Company presented the PLP unit exchange to the Board of Directors of PRP. On March 1, 2004, IMC and PLP announced that the Board of Directors of PRP had unanimously approved the PLP unit exchange, and recommended that unitholders vote to approve the PLP unit exchange. The merger agreement relating to the PLP unit exchange is expected to be signed shortly, following the final approval by the Board of Directors of the Company. Such approval is expected in the near future. The PLP unit exchange will be subject to certain conditions, including among other things, necessary regulatory approvals, action by the unitholders of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies. The PLP unit exchange is not conditioned on the consummation of the Company’s combination with Cargill Crop Nutrition referred to below. If the combination with Cargill Crop Nutrition is consummated, and the Company’s common stock is converted into the right to receive common stock of the newly formed company, then each former publicly held PLP unit will be converted into the right to receive 0.2 shares of common stock of the newly created company.

In January 2004, the Company signed a definitive agreement with Cargill, Incorporated (Cargill) to combine the Company’s and Cargill’s Crop Nutrition businesses to create a new, publicly traded company (Newco). The combination will be effected by the contribution by Cargill to Newco of equity interests in entities owning all or substantially all of the assets, liabilities and obligations of the Cargill fertilizer businesses, in exchange for the issuance by Newco of shares of common stock and Class B common stock to Cargill. In addition, as part of the combination, a wholly owned subsidiary of Newco will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Newco. In the merger, each outstanding share of the Company’s common stock and preferred stock will be converted into one share of Newco common stock or preferred stock, as applicable. Cargill will own approximately 66.5 percent of Newco’s common stock and IMC’s common stockholders will own approximately 33.5 percent of Newco’s common stock. The combination is subject to regulatory approval in the United States (U.S.), Brazil, Canada, China and several other countries; the approval of the Company’s stockholders; the completion of the PLP unit exchange; and satisfaction of other customary closing conditions. Subject to completion of the closing conditions contained in the definitive agreement, the Company anticipates the transaction will close in the summer of 2004.

RESULTS OF OPERATIONS

Overview

2003 Compared to 2002

Net sales of $2,190.6 million in 2003 increased six percent from $2,057.4 million in 2002. Gross margins in 2003 were $186.6 million, a decrease of 29 percent from comparable 2002 margins of $263.1 million.

The Loss from continuing operations in 2003 was $37.6 million, or $0.37 per share. The Loss from continuing operations in 2003 included the following: (i) restructuring charges of $11.9 million, $7.1 million after-tax and minority interest, or $0.05 per share; (ii) a gain on the sale of assets of $79.2 million, $68.8 million after-tax and minority interest, or $0.59 per share; (iii) a foreign currency transaction loss of $66.7 million, $45.4 million after-tax, or $0.40 per share; (iv) and debt refinancing expenses of $28.1 million, $19.1 million after-tax, or $0.17 per share. The Loss from continuing operations in 2002 was $13.8 million, or $0.13 per share, including restructuring charges of $2.0 million, $1.1 million after-tax and minority interest, or $0.01 per share.

The increase in Net sales was the result of higher concentrated phosphate sales prices of $104.3 million and higher potash sales volumes of $46.7 million, partially offset by lower concentrated phosphate sales volumes of $19.9 million. The decrease in 2003 Gross margins primarily occurred because of higher raw material costs of $134.7 million, higher phosphate operating costs of $59.2 million and higher idle plant costs of $17.6 million, partially offset by higher concentrated phosphate sales prices, discussed above, and higher potash sales volumes of $28.2 million. The Loss from continuing operations was also impacted by increased interest costs, partially offset by a decrease in Other expense, net.

The Company incurred a Net loss in 2003 of $135.4 million, or $1.22 per share, which included $92.9 million, or $0.81 per share, of losses primarily from the discontinued operations of Chemicals and the Cumulative effect of a change in accounting principle of $4.9 million, net of minority interest and taxes, or $0.04 per share. The Company incurred a Net loss in 2002 of $110.2 million, or $0.97 per share, which included $96.4 million, or $0.84 per share, of losses primarily from the discontinued operations of Chemicals.

2002 Compared to 2001

Net sales of $2,057.4 million in 2002 increased five percent from $1,958.7 million in 2001. Gross margins in 2002 were $263.1 million, an increase of 38 percent from comparable 2001 margins of $190.0 million, which included a special charge of $2.4 million related to the write-off of certain deferred costs.

The Loss from continuing operations in 2002 was $13.8 million, or $0.13 per share, including restructuring charges of $2.0 million, $1.1 million after-tax and minority interest, or $0.01 per share. The Loss from continuing operations in 2001 was $42.0 million, or $0.36 per share, including the net impact of special items of $16.4 million, or $0.14 per share.

The increase in Net sales was the result of higher concentrated phosphate sales prices of $46.7 million and volumes of $21.8 million, increased phosphate rock sales of $13.1 million, higher potash sales volumes of $17.9 million, as well as the favorable impact of a PhosFeed price adjustment of $6.5 million related to prior periods, partially offset by lower potash sales prices of $30.9 million. The increase in 2002 margins and results from continuing operations resulted primarily from: (i) lower idle plant costs of $48.0 million; (ii) higher concentrated phosphate sales prices discussed above; (iii) higher phosphate rock sales of $13.1 million; (iv) increased potash sales volumes of $10.0 million; (v) improved pricing for natural gas of $17.7 million and ammonia of $21.0 million; (vi) the absence of goodwill amortization of $10.2 million in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets; (vii) the favorable impact of the PhosFeed price adjustment of $6.5 million related to prior periods; and (viii) the absence of the 2001 special items of $2.4 million, partially offset by higher phosphate operating costs of $55.7 million, higher sulphur costs of $24.8 million and lower potash sales prices discussed above. Results from continuing operations were also impacted by increased interest costs, fluctuations in Other expense, net and a tax loss carryback.

The Company incurred a Net loss in 2002 of $110.2 million, or $0.97 per share, which included $96.4 million, or $0.84 per share, of losses primarily from the discontinued operations of Chemicals. The Company incurred a Net loss in 2001 of $66.5 million, or $0.57 per share, which included the special items of $16.4 million, or $0.14 per share, discussed in the Introduction and a $24.5 million, or $0.21 per share, non-cash charge for a Cumulative effect of a change in accounting principle to mark-to-market the Forward as of June 30, 2001, the effective date of Emerging Issues Task Force Issue No. 00-19, Derivative Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

IMC PhosFeed

	Year ended December 31			% Increase/(Decrease)
	2003	2002	2001	2003	2002
Net sales (in millions)	$1,417.5	$1,338.1	$1,245.9	6	7
Gross margins (in millions)	$(18.1)	$78.5	$8.0[c]	n/m	n/m
As a percentage of net sales	n/m	6%	1%
Sales volumes (000 tons)[a]	6,030	6,188	6,002	(3)	3
Average DAP price per short ton[b]	$154	$137	$128	12	7

[a]	Phosphate sales volumes include tons sold captively and represent dry product tons only, primarily DAP.
[b]	FOB plant.
[c]	Includes special charges of $2.4 million.

n/m - not meaningful

2003 Compared to 2002

PhosFeed’s Net sales of $1,417.5 million in 2003 increased six percent from $1,338.1 million in 2002. Higher average sales realizations of concentrated phosphates, particularly DAP, favorably impacted Net sales by $104.3 million. Average DAP prices for 2003 increased 12 percent to $154 per short ton as compared to an average price of $137 per short ton for the twelve months of 2002. Decreased shipments of concentrated phosphates unfavorably impacted Net sales by $19.9 million. The majority of the volume decrease resulted from lower shipments of DAP and granular triple superphosphate (GTSP) of $43.4 million and $10.4 million, respectively, partially offset by higher shipments of granular monoammonium phosphate (GMAP) of $35.9 million. The decrease in DAP volumes resulted principally from decreased demand from China and lower shipments to domestic customers. An increase in plant shutdown time in 2003 resulted in lower production volumes and therefore limited the amount of product available to the domestic market. The lower GTSP volumes were primarily the result of production problems which limited the amount of product available to service the domestic market as well as lower export sales to Chile. The higher GMAP volumes occurred because of increased export sales to Brazil and Mexico and higher domestic sales as a result of increased sales efforts for this product line in 2003. GMAP contains lower amounts of ammonia compared to DAP and the high cost of ammonia during 2003 led to an increased effort to sell GMAP.

Gross margins in 2003 of a negative $18.1 million decreased from a positive $78.5 million in 2002. This decrease was primarily a result of higher raw material costs, higher phosphate operating costs, and higher idle plant costs, partially offset by higher concentrated phosphate sales prices discussed above. The higher raw material, phosphate operating and idle plant costs negatively impacted margins by $126.2 million, $59.2 million and $17.6 million, respectively. The higher raw material costs were primarily the result of higher prices for ammonia, sulphur and natural gas. The increase in phosphate operating costs resulted principally from lower production volumes, higher sulphuric acid usage and higher deferred turnaround amortization costs. The higher idle plant costs were the result of the Louisiana operations being idle for a portion of the month of March and the entire months of June and July of the current year compared to producing all year in 2002 as well as a rock mine being idle for three months in the current year compared to operating during all of 2002.

2002 Compared to 2001

PhosFeed’s Net sales of $1,338.1 million in 2002 increased seven percent from $1,245.9 million in 2001. Higher average sales realizations of concentrated phosphates, particularly DAP, favorably impacted net sales by $46.7 million. Average DAP prices for 2002 increased seven percent to $137 per short ton as compared to an average price of $128 per short ton for the twelve months of 2001. Increased shipments of concentrated phosphates favorably impacted Net sales by an additional $21.8 million. The majority of the volume increase resulted from higher shipments of DAP of $43.8 million, partially offset by lower shipments of GMAP of $20.0 million. This increase in DAP volumes resulted principally from increased demand from China and domestic customers. The favorable DAP shipments were partially offset by lower GMAP sales to Brazil. Higher phosphate rock sales also impacted Net sales by $13.1 million which was primarily created by increased prices. Net sales were also favorably impacted by a $6.5 million price adjustment related to prior periods.

Gross margins in 2002 of $78.5 million increased from $8.0 million in 2001, which included special charges of $2.4 million. This increase was primarily a result of: (i) lower idle plant costs of $48.0 million; (ii) higher concentrated phosphate sales prices of $46.7 million; (iii) higher phosphate rock sales of $13.1 million; (iv) the favorable impact of the price adjustment related to prior periods of $6.5 million; (v) improved pricing for ammonia of $21.0 million and natural gas of $4.1 million; partially offset by (vi) higher phosphate operating costs of $55.7 million; and (vii) higher sulphur costs of $24.8 million. The lower idle plant costs were the result of the Louisiana operations producing all year in 2002 compared to being idle for seven months in 2001 as well as the phosphate rock operations being idle for eight weeks in 2001 compared with no idle weeks in 2002. The higher sales prices were discussed above. The higher operating costs were primarily the result of higher maintenance, electricity and insurance costs.

IMC Potash

	Year ended December 31			% Increase/(Decrease)
	2003	2002	2001[a]	2003	2002
Net sales (in millions)	$855.5	$805.9	$811.2	6	(1)
Gross margins (in millions)	$221.0	$200.9	$207.5	10	(3)
As a percentage of net sales	26%	25%	26%
Sales volumes (000 tons)[b]	8,586	7,944	7,733	8	3
Average potash price per short ton[c]	$73	$74	$77	(1)	(4)

[a]	Excludes operating results of Ogden, which are reflected in discontinued operations for 2001.
[b]	Sales volumes include tons sold captively.
[c]	FOB plant/mine.

2003 Compared to 2002

Net sales for Potash totaled $855.5 million in 2003, an increase of six percent from $805.9 million in 2002. This increase primarily resulted from higher volumes of $46.7 million. This increase was primarily the result of higher shipments of muriate of potash (MOP). Higher MOP export sales of $41.5 million were primarily because of a 1.7 percent increase in Potash’s annual allocation of Canpotex Limited (Canpotex) MOP sales volumes to 36.67 percent, which was retroactive to July 1, 2002. Canpotex allocates sales volumes to its members based on each members’ share of total members’ production capacity. In July 2002, Potash completed capacity expansions at two of its potash mines in Saskatchewan, Canada. With the completion of the expansions, Potash had a 1.7 percent larger percentage of Canpotex’s total members’ production capacity. As a result, Potash was entitled to a 1.7 percent increase in sales volumes effective July 2002. However, Canpotex did not approve the increase in the annual allocation of sales volumes until February 2003 and, therefore, Potash did not recognize the benefit of the increased sales volume allocation in 2002. With the approval of the new sales volume allocation, Potash recognized the 1.7 percent allocation increase for the second half of 2002 through increased shipments in 2003. Domestic MOP shipments increased $5.2 million as a result of improved demand in the second half of the year as producers experienced a good harvest and higher commodity prices for their crops.

Gross margins of $221.0 million in 2003 increased 10 percent compared with $200.9 million in 2002. This increase was primarily the result of the favorable sales volumes of $28.2 million discussed above, partially offset by unfavorable natural gas prices of $8.5 million, a major component of production costs.

2002 Compared to 2001

Net sales for Potash totaled $805.9 million in 2002, a decrease of one percent from $811.2 million in 2001. This decrease primarily resulted from lower prices of $30.9 million, partially offset by higher volumes of $17.9 million. Average potash prices decreased four percent for the year. The increase in volumes was primarily the result of higher shipments of potassium magnesium sulphate (K-Mag) of $9.0 million and MOP of $14.0 million, partially offset by lower export shipments of SOP of $5.2 million. Increased volumes of K-Mag were primarily the result of an increased domestic marketing effort and higher shipments to China, the African Ivory Coast and Japan. Higher MOP export sales were primarily created by increased shipments to Latin America, Australia, Asia and Brazil. Domestic MOP shipments increased as a result of slightly higher demand. Export SOP volumes decreased primarily as a result of lower shipments to China.

Gross margins of $200.9 million in 2002 decreased three percent compared with $207.5 million in 2001. This decrease was primarily the result of the unfavorable sales prices discussed above, partially offset by favorable natural gas prices of $13.6 million, a major component of production costs, and the higher sales volumes of $10.0 million discussed above.

Gain on sale of assets

The Company received cash proceeds of $60.5 million from two transactions with Compass. The transactions included, the sale of the SOP business line and the sale of about 15 percent out of the Company’s 19.9 percent minority economic interest in Compass. The Company recognized a gain of $17.4 million recorded in Operating earnings on the Consolidated Statement of Operations for the SOP transaction, and a gain of $35.5 million, in non-operating earnings on the Consolidated Statement of Operations for the Compass stock transaction. In the fourth quarter of 2003, the Company sold approximately 1.0 million shares out of approximately 1.8 million shares of its remaining investment in Compass as part of the Compass initial public offering. As a result of this transaction, the Company received proceeds, and recognized a gain in non-operating earnings on the Consolidated Statement of Operations of $12.4 million. Also, in the fourth quarter of 2003, the Company completed the sale of Port Sutton. As a result of this transaction, the Company received proceeds of $22.0 million and recognized a gain of $13.9 million recorded in Operating earnings on the Consolidated Statement of Operations. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for further information regarding this activity.

Restructuring Charges

To meet current business challenges and as part of the Company’s drive to be the industry’s low-cost producer, the Company announced the Program in January 2003. The Company incurred charges of $3.4 million during the first quarter of 2003 and an additional $0.3 million during the second quarter of 2003 associated with severance and related costs for the Program. The Company also incurred charges of $1.9 million during the third quarter of 2003 predominantly related to restructuring at the Corporate office. During the third and fourth quarter of 2003, the Company recognized an additional $0.9 million of charges for severance and related expenses as a result of the sale of its SOP product line and Port Sutton. These activities resulted in the elimination of 126 positions Company-wide with severance payments to be completed by September 2005. The majority of these employees left the Company prior to December 31, 2003. In 2003, the Company also recorded a charge of $4.8 million in the fourth quarter as a result of revised engineering estimates for the cost of the Gypstack closure and water treatment at a permanently closed facility. An additional $1.5 million was also recorded in the fourth quarter of 2003 associated with the shutdown of an ammonia barge originally reserved for in 1998. The ammonia barge was originally recorded in 1998 at the net present value of future lease payments and therefore the Company incurred $0.5 million of accretion expense in the first quarter. Offsetting these charges was a $1.4 million, reversal of excess severance accruals in the fourth quarter deemed no longer necessary.

In early 2003, IMC announced a new multi-year program called Business Process Improvement. This broad-based re-engineering initiative was intended to increase efficiency, reduce costs and enhance revenues through redesign and optimization of core business processes. The focus of Business Process Improvement has been three primary areas: (i) Operational Excellence; (ii) Strategic Procurement; and (iii) Supply/Demand Optimization. These three areas have included productivity improvement and efficiencies in manufacturing; cost reduction and cost avoidance in procurement; optimization of profitability in sales and marketing; and efficiency improvements and cost reduction in freight and warehousing. Implementation of this major Company-wide initiative is being completed through teams and other full-time resources that are dedicated to process redesign throughout the Company. Examples of specific projects associated with this initiative, are: (i) the design and implementation of a new preventive and predictive maintenance program to reduce unnecessary costs associated with emergency repairs in the operations; and (ii) an inventory optimization program designed to reduce the working capital necessary to support customer service. In 2003, the Company estimated pre-tax and pre-minority interest benefits of $7.7 million from the Business Process Improvement initiative. The costs associated with the design and implementation of the Business Process Improvement initiative were approximately $5.9 million and the Company anticipates benefits to accumulate over a three year period from 2003 through 2005.

In 2002, the Company incurred $2.0 million of accretion expense related to the ammonia barge discussed above.

In the first quarter of 2001, the Company announced the Reorganization Plan designed to fully maximize the Company’s global leadership position in phosphate and potash crop nutrients as well as animal feed ingredients while reducing costs, streamlining the organization and improving productivity. The Reorganization Plan was primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions. As a result, in the first quarter of 2001 the Company recorded a restructuring charge of $4.6 million, $2.4 million after-tax and minority interest, or $0.02 per share. A total of 74 employees were terminated and left the Company prior to December 31, 2001. All of the severance payments have been disbursed.

As part of the Company’s 1998 plan to improve profitability (Project Profit), the Company sold its urea plant to a third party (Buyer). The effective operation of this plant was dependent upon receiving services from the Company’s remaining Louisiana operations. The Louisiana operations were idled for the first half of 2001, which impacted the ability of the urea plant to operate. In the third quarter of 2001, the Company repurchased the plant from the Buyer and shut the plant down permanently. Total costs to repurchase the plant and accrue for demolition costs were $6.4 million, $3.1 million after-tax and minority interest, or $0.03 per share, which resulted in a 2001 restructuring charge. This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

In addition, the Company recorded $1.5 million of accretion expense related to the ammonia barge discussed above in 2001.

See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for further information regarding this activity.

Interest Expense

Interest expense was $185.7 million, $174.2 million and $152.3 million in 2003, 2002 and 2001, respectively. These increases were primarily a result of debt refinancing activities that occurred throughout 2003, 2002 and 2001. See Capital Resources and Liquidity and Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for further information regarding this activity.

Foreign currency transaction (gain) loss

Foreign currency transaction (gain) loss was a loss of $66.7 million in 2003 and a gain of $0.7 million and $4.3 million in 2002 and 2001, respectively. The change in 2003 was primarily caused by a strengthening of approximately 18 percent in the Canadian dollar against the U.S. dollar. This impacts the carrying value of U.S. dollar denominated net assets of Potash, for which the Canadian dollar is the functional currency.

Debt refinancing expense

Debt refinancing expense was $28.1 million, $0.9 million and $21.7 million in 2003, 2002 and 2001, respectively. In the third quarter of 2003, the Company repurchased $140.4 million of the Company’s 6.55 percent notes due 2004 and $273.1 million of the 7.625 percent notes due 2005 pursuant to tender offers (Tender Offers). The increase in Debt refinancing expense was primarily the result of $25.2 million of expenses related to the Tender Offers. In addition, the Company recorded a $2.9 million charge, in January 2003, for early debt retirement when it redeemed the remaining $98.3 million of the 6.50 percent senior notes due August 1, 2003 (Senior Notes). In 2001, the Company recognized a charge of $21.7 million pertaining to the extinguishment of debt. On January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the previous generally accepted accounting principles (GAAP) requirement that gains or losses from the early extinguishment of debt be classified as an extraordinary item on the Consolidated Statement of Operations. See Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for further information regarding debt refinancing activity.

Other Expense, Net

Other expense, net was $1.6 million, $6.2 million and $19.1 million for 2003, 2002 and 2001, respectively, including net special charges of $4.0 million in 2001. The change in 2003 compared to 2002 was primarily the result of: (i) $5.1 million of income received in 2003 from Compass as a distribution on the unencumbered Compass shares which the Company owned at the time; (ii) $3.6 million of income recorded for realized gains from ineffective natural gas hedges related to facilities that were not operational for a portion of 2003, see discussion below, partially offset by; (iii) a $2.5 million charge for environmental reserves for non-operating sites.

Certain natural gas forward purchase contracts were entered into at various dates beginning January 9, 2002 through March 14, 2003, relating to the periods of March, June and July 2003. As a result of a decision to idle operations in Louisiana, forecasted natural gas purchase requirements for March, June and July 2003, to which the natural gas forward purchase contracts specifically related, were no longer probable. As a result, these contracts no longer qualified as cash flow hedges under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended. Since the contracts no longer qualified for hedge accounting, the Company was required to transfer the accumulated gain that existed on the contracts at that point from Accumulated other comprehensive income (loss) to the Consolidated Statement of Operations along with the subsequent gains or losses from settlement of the contracts.

The change in 2002 compared to 2001 was primarily the result of the absence of losses from natural gas forward purchase contracts of $3.1 million related to idled operations, see discussion below; the absence of fees of $2.5 million associated with a terminated accounts receivable securitization facility and the absence of the 2001 special items of $4.0 million. The 2001 special items included a charge to increase reserves for environmental matters related to non-operating facilities of $13.5 million and an accrual for the present value of future lease obligations related to facilities no longer used of $5.7 million, partially offset by the net impact of marking to market the Forward of $15.2 million.

Certain natural gas forward purchase contracts were entered into at various dates beginning February 26, 2001 through April 2, 2001, relating to the periods of June and July 2001. As a result of a decision to idle operations in Louisiana, forecasted natural gas purchase requirements for June and July 2001, to which the natural gas forward purchase contracts specifically related, were no longer probable. As a result, these contracts no longer qualified as cash flow hedges under SFAS No. 133. Since the contracts no longer qualified for hedge accounting, the Company was required to transfer the accumulated loss that existed on the contracts at that point from Accumulated other comprehensive income (loss) to the Consolidated Statement of Operations along with the subsequent gains or losses from the settlement of the contracts.

Minority Interest

Minority interest benefit increased in 2003 by $17.5 million from 2002. This increase was primarily the result of a loss realized by IMC Phosphates Company (IMC Phosphates) in 2003 as compared with earnings realized in 2002. Minority interest benefit decreased in 2002 by $24.5 million compared with 2001. This decrease in minority interest benefit was primarily the result of earnings realized by IMC Phosphates in 2002 as compared with a loss realized in the prior year period.

Income Taxes

A tax benefit of $36.5 million was recorded in 2003 on a pre-tax loss of $74.1 million. The recorded tax benefit in the current year period resulted from a tax benefit (at 32 percent) relating to a pre-tax loss from continuing operations, excluding the pre-tax gains on the Compass and SOP sales, offset by a tax provision at a reduced rate principally due to available capital loss carryforward offsets related to the Compass asset sales. In addition, $3.8 million of expense was recorded for a deferred tax revaluation related to a change in Canadian tax law.

In March 2003, the Company elected to carry back a federal tax net operating loss under a federal tax law provision enacted in 2002 which allowed such loss to be carried back five years rather than the normal two year period. The carryback had the effect of converting tax credits previously utilized into tax credit carryforwards for which the Company does not record current benefits, resulting in a charge of $24.7 million being included in the 2002 Provision for income taxes. The decision to carry back the available loss is consistent with the Company’s efforts to maximize liquidity through the monetization of assets where beneficial. See Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

For 2001, a tax benefit of $10.4 million was recorded on a pre-tax loss of $52.4 million, or an effective rate of 19.8 percent. The effective rate was reduced from previous year levels by a tax charge of $10.0 million related to the adjustment of prior year tax accruals. See Note 13 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

For 2004, the Company expects its effective tax rate for continuing operations to be significantly higher than its 2003 tax rate. Factors for this increase include the effect of an Internal Revenue Service notice issued during 2003 that will adversely impact the Company’s ability to utilize foreign tax credits beginning in 2004.

Loss on Discontinued Operations

The Company recorded an additional loss during 2003 primarily for the operating results of the Chemicals remaining business, a reduction in estimated proceeds and the write-off of deferred tax benefits previously recorded to reflect the structure of the sale agreement signed at the end of January 2004. Closing is anticipated to occur during the first quarter of 2004. See Note 5 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

Cumulative Effect of a Change in Accounting Principle

On January 1, 2003 IMC adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred. In the first quarter, IMC recorded a charge of $4.9 million, net of tax and minority interest, representing the difference between IMC recording its obligations pursuant to the new requirements and amounts previously recorded.

Pension and Other Post Retirement Benefits

Based on market data, the Company believes that an average expected long-term return of 8.5 percent for measuring benefit obligations is consistent with the weighted average historical return of the asset classes in the Company’s targeted asset allocation. Based on the latest actuarial valuation report, the Company will need to make a cash contribution of $38.1 million to the pension plans in 2004 compared to $6.7 million in 2003. See Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

CRITICAL ACCOUNTING ESTIMATES

The Company evaluates the recoverability of certain non-current and current assets utilizing various estimation processes. In particular, the recoverability of December 31, 2003 balances for goodwill, net deferred tax assets and the excess distributions to PLP unitholders of $289.0 million, $642.6 million and $232.3 million, respectively, are subject to estimation processes that are dependent upon the accuracy of underlying assumptions, including future product prices and volumes. These estimates and assumptions are based upon the Company’s historical experience and on factors believed reasonable under the circumstances.

The Company evaluates the assets’ recoverability based on estimates of future operations. The recoverability of net deferred tax assets is based on estimated future taxable income. The recoverability of these assets is dependent upon the accuracy of the assumptions used in making these estimates and how the estimates compare to the eventual operating performance of the specific businesses to which the assets are attributed. Certain of the operating assumptions are particularly sensitive to the cyclical nature of the Company’s phosphate business. The cash flow and estimated taxable income estimates for these years are based on a strategic model prepared by the Company for use in long-term decision making. Due to the cyclical nature of selling prices in the phosphate business, the Company has used prices in making its estimate of future cash flows which are based on third party estimated product prices for 2004 through 2008. In 2009 and beyond, long-term average product prices and gross margins are used in estimating future cash flows for this business. As of December 31, 2003, the estimated future cash flows in the strategic model for this business also anticipate an increase in future sales volumes as a result of the planned re-opening of currently idled production capacity, as well as a reduction in raw material costs to more historical levels. Raw material costs are based on market conditions and are outside of the Company’s control. Over the long-term, if the Company is unable to maintain selling prices, obtain the increased sales volumes estimates or raw material costs do not abate, an impairment or valuation allowance may be necessary related to these non-current assets. The Company uses the best information available at the time the analysis is performed. However, because of the considerable uncertainty surrounding estimation and the need to forecast into the future, IMC believes that the estimates and assumptions used in modeling the business are reasonably likely to change in future. In the past some estimates have fallen short of expectations due to the cyclical nature of the phosphates’ business. The Company has continually updated its forward-looking assumptions based on the prior actual results and no impairment has occurred as a result. In addition, the goodwill analysis is impacted by fluctuations in future interest rates because that analysis is based upon discounted cash flows using a current long-term interest rate. In the past the discount rate used to discount the cash flows has not changed by more than 0.4 percentage points from year to year. However, even a one-percentage-point increase in the discount rate assumption would not result in the need for an impairment charge.

The Company also records accrued liabilities for various environmental matters, asset retirement obligations and the demolition of former operating facilities. As of December 31, 2003, the balances of these accrued liabilities were $17.9 million, $147.7 million and $18.8 million, respectively. The estimation processes used to determine the amounts of these accrued liabilities are very complex and use information obtained from Company-specific and industry data, as well as general economic information. Accruals for environmental matters are based on third party estimates for the cost of remediation at previously operated sites and estimates of legal costs for ongoing litigation. The Company is required to assess the likelihood of material adverse judgments or outcomes as well as potential ranges or probability of losses. The Company determines the amount of accruals required, if any, for contingencies after carefully analyzing each individual issue. The required accruals may change due to new developments in each matter, or changes in approach, such as a change in settlement strategy in dealing with these matters. Actual costs to be incurred at identified sites in future periods may vary from the estimates, given the inherent uncertainties in evaluating environmental exposures. Using reasonably possible alternative assumptions of the exposure could result in an increase or decrease to the environmental reserve. Due to the inherent uncertainties related to environmental exposures, a significant increase to the reasonably possible exposure level could occur if the scope of the remediation was increased, a significant increase in the Company’s proportionate share occurred or a new site was identified to need environmental remediation. In the past, some of the established accruals have been found to be either under or over accrued once the final settlement of a legal case or completion of an environmental project has occurred. See Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

On January 1, 2003, the Company began accounting for its asset retirement obligations under SFAS No. 143. Based upon the guidance of SFAS No. 143, the Company obtained third party estimates for the costs of retiring the assets. The costs are inflated based on an inflation factor and discounted based on a credit-adjusted risk-free rate. Fluctuations in the estimated costs, inflation rates and interest rates can have a significant impact on the amounts recorded. A one-percentage point decrease in the discount rate would increase the liability by approximately $20.0 million. See Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K. The demolition of former operating facilities is based on third party estimates of the costs to be incurred. See Note 3 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

The Company also records accrued liabilities for various tax matters based on its best estimate of the likely outcome of such matters. These estimation processes require IMC to continuously monitor and evaluate the reasonableness of the judgments made and adjust for changes in assumptions as they occur. Actual payments for the above matters could differ from those estimated.

Pension Plans and Other Postretirement Benefits

The measurement of the Company’s pension and other postretirement obligations and costs is dependent on a variety of assumptions used by the Company’s actuaries in their models which calculate the costs and obligations for both the U.S. and Canada. These assumptions include, among other things, estimating the present value of projected future benefit payments to all plan participants while taking into account the likelihood of potential future events such as salary increases and certain demographic factors including mortality and employee turnover. Key assumptions determined by the Company as of the plans’ measurement date each year and utilized by the actuary in the calculation of pension and other postretirement obligations are:

•	Discount rate – The discount rate is based on the change in investment yields available on corporate long-term bonds rated AA.

•	Expected return on plan assets – The expected return on plan assets is based on the Company’s consideration of the current level of expected returns on risk free investments (primarily government bonds), the historical level of risk associated with the other assets in which the portfolio is invested and expectation of future returns in each asset class, based on historical returns of those asset classes over an extended period of time. The expected return of each asset class was then weighted based on the target asset allocation. The Company also considered historical plan returns and future expectations.

•	Rate of compensation increase – The rate of compensation increase is a factor of the Company’s long-term actual experience, near-term outlook and assumed inflation.

•	Healthcare cost trend – The healthcare cost trend is based on assumptions on future increases in medical costs which is a factor of the Company’s actual experience combined with third party long-term medical cost trends.

•	Sensitivity Analyses. The impact of the indicated decrease in the two more critical assumptions is shown below for the 2004 costs. While a one percent decrease in the assumed return on assets would result in an increase in pension expense of $3.3 million, this amount would be amortized over a three year period.

Pension Plans

				Increase / (Decrease)
	Current Assumptions	1% Decrease in Discount Rate	1% Decrease in Return on Assets	Current Assumptions vs. Decrease in Discount Rate	Current Assumptions vs. Decrease in Return on Assets
Service Cost	$6.2	$7.3	$6.2	$1.1	$—
Interest cost on projected benefit obligation	28.1	27.4	28.1	(0.7)	—
Return on plan assets	(28.8)	(28.8)	(25.5)	—	3.3
Net amortization and deferral	9.9	14.5	9.9	4.6	—

Total	$15.4	$20.4	$18.7	$5.0	$3.3

Benefits Plans

			Increase / (Decrease)
	Current Assumptions	1% Decrease in Discount Rate	Current Assumptions vs. Decrease in Discount Rate
Service Cost	$1.4	$1.6	$0.2
Interest cost on projected benefit obligation	7.2	6.6	(0.6)
Net amortization and deferral	(13.5)	(11.8)	1.7

Total	$(4.9)	$(3.6)	$1.3

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in the Company’s pension plans will impact the Company’s future pension expense and liabilities. Additionally, changes in healthcare cost trends will impact the other benefits expenses and liabilities. The Company cannot predict with certainty what these factors will be in the future and, therefore, cannot assess the impact of such changes.

The amount of the current unrecognized losses on pension assets and the estimated effect of such losses on future pension expense are as follows:

Deferred Asset Losses[a]	$11.2
Total Unrecognized Plan Losses	$138.0
Estimated Increase in Future Expenses	$1.9

[a]	The Company utilizes a three-year asset smoothing technique.

See Note 12 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for additional information on pension plans and other postretirement benefits.

CAPITAL RESOURCES AND LIQUIDITY

The Company’s ability to make payments on and to refinance its indebtedness and to fund planned capital expenditures and expansion efforts in the future, if any, will depend on the Company’s ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond the Company’s control. The Company believes that its cash, other liquid assets and operating cash flow, together with available borrowings and potential access to credit and capital markets, will be sufficient to meet the Company’s operating expenses and capital expenditures and to service its debt requirements and other contractual obligations as they become due.

The Company’s credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test. In addition, the credit facilities contain certain covenants and events of default. Most of the Company’s various material debt instruments have cross default provisions. In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default. Of the Company’s material debt instruments, the credit facility entered into by the Company on May 17, 2001 (Credit Facility) has the lowest specified threshold amount, $20.0 million. The Company’s access to funds is dependent upon its product prices, input costs and market conditions. During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors; there can be no assurance that the Company would be able to comply with applicable financial covenants or meet its liquidity needs. The Company cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized; or that future borrowings will be available when needed or in an amount sufficient to enable the Company to repay indebtedness or to fund other liquidity needs.

The Company is seeking to obtain certain amendments to the Credit Facility, primarily to amend a requirement that IMC refinance the remaining approximately $37.0 million of senior notes scheduled to mature in 2005 (2005 Senior Notes) prior to October 15, 2004, and also, among other things, modifying financial ratio covenant levels for 2004. In 2003, the Company refinanced approximately $413.0 million of the $450.0 million 2005 Senior Notes then outstanding. Absent an amendment, should the remainder of the 2005 Senior Notes not be refinanced in full prior to October 15, 2004, the Credit Facility would mature on October 15, 2004. The Company is seeking the ability to repay approximately $10.0 million of the 2005 Senior Notes at maturity in January 2005 and to extend the date by which it must refinance the remaining balance of the 2005 Senior Notes to March 2005. In order to obtain the amendment pertaining specifically to the extension of the maturity date, the Company must obtain unanimous consent from the participants in the Credit Facility. The other amendments, including the modifying of covenant levels, require only a majority vote of the participants in the Credit Facility.

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

Operating activities generated $39.4 million of cash in 2003 compared to generating cash of $9.6 million in 2002. The increase of $29.8 million was primarily driven by a decrease in cash invested in working capital, partially offset by a decrease in operating earnings.

Net cash used in investing activities changed $156.8 million in 2003 from a use of funds of $161.1 million in 2002 to $4.3 million in 2003. This change was primarily a result of the proceeds of $116.0 million from the sale of assets, lower capital spending of $19.7 million and the absence of a $10.0 million investment in Gulf Sulphur Services Ltd., LLLP. See Note 2 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for a detailed discussion of the sale of assets.

Capital expenditures in 2003 and 2002 were $120.3 million and $140.0 million, respectively, and consisted primarily of phosphates and potash production equipment upgrades. The Company estimates that its capital expenditures for 2004 will approximate $110.0 million and will be financed primarily from operations and borrowings.

Financing activities provided $24.0 million of cash in 2003 compared with using $79.5 million in 2002. This change of $103.5 million was primarily a result of the proceeds received from the issuance of 2.75 million shares of 7.5 percent Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Preferred Shares) in June 2003, partially offset by higher debt refinancing and issuance costs of $34.7 million. In January 2003, the Company used Restricted cash to redeem the Senior Notes.

IMC’s Board of Directors did not declare a dividend on the Company’s common stock for the quarter ended December 31, 2003. This action was the result of the Company’s commitment to cash flow enhancement and balance sheet improvement.

Pursuant to the Credit Facility, the Company and certain of its domestic subsidiaries may borrow up to approximately $470.0 million. The Credit Facility consists of a revolving credit facility of up to $210.0 million available for revolving credit loans and letters of credit as well as a term loan facility of $258.3 million. The Credit Facility requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility). In addition, the Credit Facility contains certain covenants, including limitations on the payment of dividends, and events of default.

As of December 31, 2003, the Company had no outstanding borrowings under the Revolving Credit Facility, outstanding letters of credit totaling $82.4 million, $1.5 million of which do not reduce availability under the Revolving Credit Facility, and $258.3 million outstanding under the Term Loan Facility. The net available additional borrowings under the Revolving Credit Facility as of December 31, 2003, were approximately $129.1 million.

The Credit Facility is guaranteed by substantially all of the Company’s direct and indirect domestic subsidiaries, as well as by certain direct and indirect foreign subsidiaries. The Credit Facility is secured by: (i) a pledge of certain equity interests and intercompany debt held by the Company and the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of the Company’s potash mining and production facilities, with a net book value of $290.2 million as of December 31, 2003.

In May 2003, IMC USA Inc. LLC (IMC USA) entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the Potash Facility bear an interest rate of LIBOR plus a spread (initially 275 basis points), and are secured by IMC USA’s accounts receivable and inventory. The Potash Facility is available for the general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of the Company and the parent of IMC USA. Neither the Company, nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of December 31, 2003, the Potash Facility had a borrowing base that could support borrowings up to $31.3 million, of which IMC USA had full availability.

In June 2003, the Company sold the Preferred Shares for net proceeds of $133.1 million. The Preferred Shares have a dividend yield of 7.5 percent, a 22 percent conversion premium (for an equivalent conversion price of $7.76 per common share) and will mandatorily convert into shares of the Company’s common stock on July 1, 2006. The net proceeds of the offering were used for general corporate purposes, which included funding working capital and debt reduction. The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the timing of the conversion and the average market price of the Company’s common stock.

On August 1, 2003 the Company issued $400.0 million principal amount of 10.875 percent notes due 2013 for net proceeds before fees and expenses of $391.1 million (August Note Offering). The proceeds of the August Note

Offering, together with $59.4 million of proceeds from the Preferred Shares were used to: (i) fund the Tender Offers; (ii) pay $23.3 million tender premiums related to the Tender Offers; (iii) pay $5.6 million of accrued interest related to the Tender Offers; and (iv) pay related fees and expenses. The August Note Offering contains covenants similar to and rank pari pasu with the Company’s 10.875 percent notes due 2008 and the 11.25 percent notes due 2011 (collectively the Notes). The Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of December 31, 2003, the Company had $22.2 million available for the payment of cash dividends with respect to its common and preferred stock. In addition, the merger agreement with Cargill limits dividends on the Company’s common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

For additional information on financing arrangements, see Note 11 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

The following information summarizes the Company’s contractual obligations and other commercial commitments as of December 31, 2003. See Notes 11 and 16 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for more detail.

	Total	Payments by Period
(in millions)		2004	2005-2006	2007-2008	After 2008
Long-term debt	$2,110.5	$19.1	$291.9	$700.1	$1,099.4
Estimated interest payments[a]	1,498.5	198.4	381.7	300.4	618.0
Operating leases	109.7	27.7	39.7	25.7	16.6
Unconditional purchase obligations[b]	968.9	498.8	285.9	72.6	111.6

Total contractual cash obligations	$4,687.6	$744.0	$999.2	$1,098.8	$1,845.6

[a]	Based on interest rates and debt balances as of December 31, 2003.
[b]	Based on prevailing market prices as of December 31, 2003.

The Company has $123.7 million of liabilities for reclamation activities and Gypstack closure and water treatment, primarily in its Florida and Louisiana phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees. As of December 31, 2003 the Company had $91.7 million in surety bonds outstanding which have various maturity dates through 2007, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, the Company has posted $40.0 million of collateral in the form of letters of credit. There can be no assurance that the Company will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions. However, the Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

In addition, IMC has granted a mortgage on approximately 22,000 previously mined acres of land in Florida with a net book value of approximately $14.0 million as security for certain reclamation costs in the event that an option granted to a third party to purchase the mortgaged land is not exercised.

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

Most of the Company’s export sales of phosphate and potash crop nutrients are marketed through two North American export associations, Phosphate Chemicals Export Association, Inc. and Canpotex, respectively, which fund their operations in part through third-party financing facilities. As a member, the Company or its subsidiaries are, subject to certain conditions and exceptions, contractually obligated to reimburse the export associations for their pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from the export associations. The Company’s share of liabilities include guarantees of certain indebtedness of the export associations. As of December 31, 2003, the aggregate amount of such guarantees amounted to $27.6 million.

MARKET RISK

The Company is exposed to the impact of interest rate changes on borrowings, fluctuations in the functional currency of foreign operations and the impact of fluctuations in the purchase price of natural gas, ammonia and sulphur consumed in operations, as well as changes in the market value of its financial instruments. The Company periodically enters into derivatives contracts to minimize foreign currency risks and the effects of changing natural gas prices, but not for trading purposes.

The Company uses foreign currency forward exchange contracts, costless collars and call options, which typically expire within one year, to reduce the impact of foreign currency exchange risk in the Gross margins and Operating earnings in the Consolidated Statement of Operations. The primary Operating earnings currency exposure relates to Potash sales, most of which are denominated in U.S. dollars, while Potash’s costs are principally in Canadian dollars, which is Potash’s functional currency. The Company had a notional amount of $309.9 million of foreign currency exchange contracts outstanding as of December 31, 2003, and a notional amount of $244.5 million of foreign currency exchange contracts outstanding as of December 31, 2002. The contracts outstanding as of December 31, 2003 mature in various months through January 2005. These agreements provide for the purchase of Canadian dollars at a weighted-average protected rate of 1.362 Canadian dollar per U.S. dollar as of December 31, 2003. The costless collars had a weighted-average protected rate of 1.371 Canadian dollar per U.S. dollar, which was included in the weighted average protected rate of 1.362 Canadian dollar per U.S. dollar discussed above, and a weighted average participation rate of 1.410 Canadian dollar per U.S. dollar as of December 31, 2003. As of December 31, 2003, the total unrealized gain remaining in Accumulated other comprehensive income (loss) related to foreign currency derivatives was $11.9 million, net of tax. The total unrealized loss in Accumulated other comprehensive income (loss) was $1.4 million, net of tax, as of December 31, 2002.

In addition to the above, Potash translates its U.S. dollar denominated balance sheet accounts to Canadian dollars, which results in translation gains or losses reflected in Other expense, net in the Consolidated Statement of Operations. All of Potash’s balance sheet accounts are then translated back to U.S. dollars, the impact of which is reflected in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheet. This latter translation impact is recorded directly to Stockholders’ equity and not in the income statement. The Company does not hedge this translation exposure. During 2003, the Canadian dollar has strengthened by approximately 18 percent compared to the U.S. dollar, which has negatively impacted income statement results by $66.7 million because of the above-mentioned activity.

The Company uses natural gas forward purchase contracts, which expire through March 2005, to reduce the risk related to significant price changes in natural gas. The Company had natural gas forward purchase contracts with notional amounts of $81.7 million and $34.8 million outstanding as of December 31, 2003 and 2002, respectively, with the contracts outstanding as of December 31, 2003 maturing in various months through 2005. As of December 31, 2003 and 2002, the total unrealized gain on these contracts was $2.4 million and $4.3 million, net of tax and minority interest. The average price of these contracts was $4.86 per MMBTU and $3.47 per MMBTU for December 31, 2003 and 2002, respectively.

In August 2003, the Company entered into a fixed to floating rate interest swap agreement with respect to $150.0 million of its $400.0 million 10.875 percent Senior Notes, due 2013 (Swap). The Swap calls for IMC to pay a floating rate of interest equal to six-month LIBOR plus 636 basis points and the counterparty to pay a fixed rate of 10.875 percent. Interest payments are due February 1 and August 1 until maturity. On those dates, the floating rate is adjusted for changes to six-month LIBOR. The counterparty has the right to call the Swap beginning August 1, 2008 until maturity.

The Company conducted sensitivity analyses of its other financial instruments assuming a one percentage point adverse change in interest rates on outstanding borrowings from its actual level as of December 31, 2003. Holding all other variables constant, the hypothetical adverse changes would not materially affect the Company’s financial position. These analyses did not consider the effects of the reduced level of economic activity that could exist in such an environment. Further, in the event of a one percentage point adverse change in interest rates, management would likely take actions to further mitigate its exposure to possible changes. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analyses assumed no changes in the Company’s financial structure.

CONTINGENCIES

See Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

ENVIRONMENTAL, HEALTH AND SAFETY MATTERS

The Company’s Program

The Company has adopted the following Environmental, Health and Safety (EHS) Policy (Policy):

As a key to the Company’s success, the Company is committed to the pursuit of excellence in health and safety and environmental stewardship. Every employee will strive to continuously improve the Company’s performance and to minimize adverse environmental, health and safety impacts. The Company will proactively comply with all environmental, health and safety laws and regulations.

This Policy is the cornerstone of the Company’s comprehensive EHS management program (EHS Program), which seeks to achieve sustainable, predictable and verifiable EHS performance. Key elements of the EHS Program include: (i) identifying and managing EHS risk; (ii) complying with legal requirements; (iii) improving the Company’s EHS procedures and protocols; (iv) educating employees regarding EHS obligations; (v) retaining and developing professional qualified EHS staff; (vi) evaluating facility conditions; (vii) evaluating and enhancing safe workplace behaviors; (viii) performing audits; (ix) formulating EHS action plans; and (x) assuring management accountability. The business units are responsible for implementing day-to-day elements of the EHS Program, assisted by an integrated staff of EHS professionals. The Company conducts audits to verify that each facility has identified risks, achieved regulatory compliance, implemented continuous EHS improvement, and incorporated EHS management systems into day-to-day business functions.

A critical focus of the Company’s EHS Program is achieving compliance with the evolving myriad of international, federal, state, provincial and local EHS laws that govern the Company’s production and distribution of crop and animal nutrients, boron-based chemicals and soda ash. These EHS laws regulate or propose to regulate: (i) conduct of mining and production operations, including employee safety procedures; (ii) condition of Company facilities; (iii) management and handling of raw materials; (iv) product content; (v) use of products by both the Company and its customers; (vi) management and/or remediation of potential impacts to air, water quality and soil from Company operations; (vii) disposal of waste materials; and (viii) reclamation of lands after mining. For any new regulatory programs that might be proposed, it is difficult to ascertain future compliance obligations or to estimate future costs until implementing regulations have been finalized and definitive regulatory interpretations have been adopted. The Company typically responds to such regulatory requirements at the appropriate time by implementing necessary modifications to facilities or to operating procedures.

The Company has expended, and anticipates that it will continue to expend, substantial financial and managerial resources to comply with EHS standards. In 2004, environmental capital expenditures are expected to total approximately $43.3 million, primarily related to: (i) modification or construction of wastewater treatment areas in Florida and New Mexico, as well as Saskatchewan, Canada; (ii) construction, modification and closure projects associated with Gypstacks at the PhosFeed concentrates plants; (iii) upgrading of air pollution control equipment at the concentrates plants; and (iv) capital projects associated with remediation of contamination at current or former operations. Additional expenditures for land reclamation activities will total approximately $26.0 million in 2004. In 2005, the Company expects environmental capital expenditures will be approximately $24.9 million and expenditures for land reclamation activities will be approximately $25.0 million. No assurance can be given that greater-than-anticipated EHS capital expenditures or land reclamation expenditures will not be required in 2004 or in the future.

The Company has recorded accounting accruals for certain contingent environmental liabilities and believes such accruals are in accordance with GAAP. The Company records accruals for environmental investigatory and non-capital remediation costs and for expenses associated with litigation when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. These accruals are adjusted quarterly for any changes in the Company’s estimates of the future costs associated with these matters.

Product Requirements and Impacts

International, federal, state and provincial standards require the Company to register many of its products before these products can be sold. The standards also impose labeling requirements on these products and require the Company to manufacture the products to formulations set forth on the labels. Various environmental, natural resource and public health agencies continue to evaluate alleged health and environmental impacts that could arise from the handling and use of products such as those manufactured by the Company. The U.S. Environmental Protection Agency, the state of California, and The Fertilizer Institute in conjunction with the European Fertilizer Manufacturers Association have completed independent assessments of potential risks posed by crop nutrient materials. These assessments concluded that when handled and used as intended, based on the available data, crop nutrient materials do not pose harm to human health or the environment. Nevertheless, agencies could impose additional standards or regulatory requirements on the producing industries, including the Company or its customers. It is the current opinion of management that the potential impact of any such standards on the market for the Company’s products, and the expenditures that might be necessary to meet any such standards, will not have a material adverse effect on the Company’s business or financial condition.

Operating Requirements and Impacts

Permitting. The Company holds numerous environmental, mining and other permits or approvals authorizing operation at each of its facilities. The Company’s ability to continue operations at a facility could be materially affected by a government agency decision to deny or delay issuing a new or renewed permit or approval, to revoke or substantially modify an existing permit or approval or to substantially change conditions applicable to a permit modification. In addition, expansion of Company operations or extension of operations into new areas is predicated upon securing the necessary environmental or other permits or approvals. For instance, over the next several years, PhosFeed will be continuing its efforts to obtain permits in support of its anticipated Florida mining operations at certain of the Company’s properties, including Ona and Pine Level. These properties contain in excess of 100 million tons of phosphate rock reserves. For years, the Company has successfully permitted mining properties and anticipates that it will be able to permit these properties as well. In Florida, local community participation has become an important factor in the permitting process for mining companies. A denial of these permits or the issuance of permits with cost-prohibitive conditions would prevent the Company from mining at these properties and thereby have a material adverse effect on the Company’s business or financial condition.

Operating Impacts due to the Kyoto Protocol. On December 16, 2002, the Prime Minister of Canada ratified the Kyoto Protocol, committing Canada to reduce its greenhouse gas emissions on average to six percent below 1990 levels through the first commitment period (2008-2012). This equates to reductions of between 20 to 30 percent from current emission levels across the country. Implementation of this commitment will be achieved through The Climate Change Plan for Canada. It is possible that the Potash facilities in Canada will be required to take action to effectuate the Canadian commitment. However, until definitive implementing regulations or interpretations have been finalized, it is difficult to ascertain the nature or costs associated with the required actions.

Reclamation Obligations. During its phosphate mining operations, the Company removes overburden and sand tailings in order to retrieve phosphate rock reserves. Once the Company has finished mining in an area, the Company returns overburden and sand tailings and reclaims the area in accordance with approved reclamation plans and applicable laws. The Company has incurred and will continue to incur significant costs to fulfill its reclamation obligations. In the past, the Company has established accruals to account for these reclamation expenses. On January 1, 2003, the Company adopted SFAS No. 143. The Company has since accounted for mandatory reclamation of phosphate mining land in accordance with this accounting guidance. See Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for the impact of this accounting treatment.

Management of Residual Materials and Closure of Management Areas. Mining and processing of potash and phosphate and production of boric acid generate residual materials that must be managed both during the operation of the facility and upon facility closure. Potash tailings, consisting primarily of salt, iron and clay, are stored in surface disposal sites. Phosphate clay residuals from mining are deposited in clay settling ponds. Processing of phosphate rock with sulphuric acid generates phosphogypsum that is stored in Gypstacks. Processing of boric acid from colemanite in the past has produced a sludge that has been managed in a landfill.

During the life of the tailings management areas, clay settling ponds, Gypstacks and colemanite landfill, the Company has incurred and will continue to incur significant costs to manage its potash, phosphate, and boric acid residual materials in accordance with environmental laws and regulations and with permit requirements. Additional legal and permit requirements will take effect when these facilities are closed.

In the past, the Company has established accruals to account for these closure costs. As of January 1, 2003, the following closure costs are accounted for under SFAS No. 143: (i) costs for closure of Gypstacks in Florida and Louisiana at the end of their useful lives; and (ii) costs for treatment of acidic Gypstack water to facilitate discharge of such waters pursuant to permits and to promote Gypstack closure. See Note 6 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K for the impact of this accounting treatment.

On February 23, 2004, during a routine inspection, the Company detected a loss of process water in a section of its New Wales Facility Phase I lined Gypstack. The Company’s review of the reasons for this loss is ongoing and the Company has not yet determined the actions or expenditures that may be required.

Saskatchewan Environment and Resource Management (SERM) is in the process of establishing appropriate closure requirements for Potash tailings management areas. SERM has required all mine operators in Saskatchewan to obtain approval of facility decommissioning and reclamation plans (Plans). These Plans, which apply once mining operations at any facility are terminated, must specify procedures for handling potash residuals and for decommissioning all mine facilities including potash tailings management areas. On July 5, 2000, SERM approved, with comments, the decommissioning Plans submitted by Potash for each of its facilities. These comments require Potash and the rest of the industry to cooperate with SERM to evaluate technically feasible, cost-effective and environmentally responsible disposal options for tailings residuals and to correct any deficiencies in the Plans that were noted by SERM. This analysis must be completed by July 5, 2005. Final costs for decommissioning in accordance with the Plans are likely to be significant. However, the Company does not anticipate expending such funds in the foreseeable future because: (i) facility closure and decommissioning is not imminent given the anticipated life of the Company’s mines; and (ii) SERM will consider, and where appropriate incorporate, advances in tailings management technology that may reduce the Company’s ultimate tailings management costs and defer the Plans implementation. For these reasons, the Company cannot predict with certainty the financial impact of these decommissioning requirements on the Company.

Financial Assurance. Separate from the Company’s accounting treatment for reclamation and closure liabilities, some jurisdictions in which the Company operates have required the Company either to pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees, to address phosphate mining reclamation liabilities and closure liabilities for clay settling areas and Gypstacks. See Off-Balance Sheet Arrangements and Contractual Obligations for the amounts of such assurance maintained by the Company and the impacts of such assurance.

The State of Florida has begun formulating new financial assurance rules for closure and long-term care of Gypstacks. Such rules likely will become effective in 2004 and are expected to include more stringent financial tests than the current rules, along with requirements that closure cost estimates include the cost of treating Gypstack water. See Off-Balance Sheet Arrangements and Contractual Obligations for further detail.

Finally, in connection with the interim approval of closure plans for potash tailings management areas, discussed above, Potash was required to post interim financial assurance to cover the estimated $2.0 million Canadian that would be necessary to operate its tailings management areas for approximately two years in the event that the Company was no longer able to fund facility decommissioning. This financial assurance will remain in effect until July 5, 2005 when the technical demonstration under the decommissioning Plans is completed. Upon final approval by SERM, Potash will be required to provide financial assurance that Plans proposed by the Company ultimately will be carried out. Because SERM has not yet specified the assurance mechanism to be utilized, the Company cannot predict with certainty the financial impact of these financial assurance requirements on the Company.

Remedial Activities

The Comprehensive Environmental Response Compensation and Liability Act (Superfund) imposes liability, without regard to fault or to the legality of a party’s conduct, on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Various states have enacted legislation that is analogous to the federal Superfund program. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Superfund or state analogues may impact the Company at its current or former operations.

Remediation at the Company’s Facilities. Many of the Company’s formerly owned or current facilities have been in operation for a number of years. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings at these facilities by the Company and predecessor operators have resulted in soil, surface water and groundwater impacts.

At many of these facilities, spills or other releases of regulated substances have occurred previously and potentially could occur in the future, possibly requiring the Company to undertake or fund cleanup efforts under Superfund or otherwise. In some instances, the Company has agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address site impacts. At other locations, the Company has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into account established accruals, future expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material adverse effect on the Company’s business or financial condition. However, material expenditures by the Company could be required in the future to remediate the environmental impacts at these or at other current or former sites.

For further discussion of remedial activities, see Note 17of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

Remediation at Third-Party Facilities. Various third parties have alleged that the Company’s historic operations have impacted neighboring off-site areas or nearby third-party facilities. In some instances, the Company has agreed, pursuant to orders from or agreements with appropriate governmental agencies or agreements with private parties, to undertake or fund investigations, some of which currently are in progress, to determine whether remedial action, under Superfund or otherwise, may be required to address off-site impacts. The Company’s remedial liability at these sites, either alone or in the aggregate, taking into account established accruals, currently is not expected to have a material adverse effect on the Company’s business or financial condition. As more information is obtained regarding these sites, this expectation could change.

For further discussion of off-site remedial activities, see Note 17 of Notes to Consolidated Financial Statements in Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

Liability for Off-Site Disposal Locations. Currently, the Company is involved or concluding involvement for off-site disposal at less than ten Superfund or equivalent state sites. Moreover, the Company previously has entered into settlements to resolve its liability with regard to Superfund or equivalent state sites. In some cases, such settlements have included “reopeners,” which could result in additional liability at such sites in the event of newly discovered contamination or other circumstances. The Company’s remedial liability at such disposal sites, either alone or in the aggregate, currently is not expected to have a material adverse effect on the Company’s business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

Oil and Gas

Through its 1997 merger with Freeport-McMoRan Inc. (FTX), the Company had assumed responsibility for environmental impacts at a significant number of oil and gas facilities that had been operated by FTX, PLP or their predecessors. In connection with the acquisition of the sulphur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS), the Company reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify the Company against these oil and gas responsibilities except for a limited number of specified potential claims for which the Company retained responsibility. These specified claims, either individually or in the aggregate, after consideration of established accruals, are not expected to have a material adverse effect on the Company’s business or financial condition.

RECENTLY ISSUED ACCOUNTING GUIDANCE

Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 defines variable interest entities (VIEs) and provides guidance on when VIEs should be consolidated. None of the Company’s non-consolidated entities were determined to be a VIE as of December 31, 2003.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections

On January 1, 2003, the Company adopted SFAS No. 145. SFAS No. 145 rescinds the previous requirement under GAAP that gains or losses from the early extinguishment of debt be classified as an extraordinary item on the Consolidated Statement of Operations. The Company has adjusted prior year financial statements to reflect this reclassification in 2003, 2002 and 2001. This adoption resulted in $28.1 million, $0.9 million and $21.7 million of debt refinancing expense included in Loss from continuing operations and a reduction in the Provision (benefit) for income taxes of $9.0 million, $0.3 million and $7.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

FORWARD-LOOKING STATEMENTS

All statements, other than statements of historical fact, contained within Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as “expect,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this Annual Report.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company’s various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company’s Securities and Exchange Commission reports. These factors are based upon the Company’s strategic plans and direction under its current Board of Directors and management. As described previously in the Introduction, the Company has entered into a business combination agreement with Cargill. If the transactions contemplated thereby are consummated, the Company’s business would be operated by a newly-formed public company going forward. The Board of Directors and management of the new public company may not be the same as exists on the date hereof for the Company, and they may operate the business of the Company in a manner that differs from the Company’s current operations. The factors listed above do not account for any such possible change in the Company’s operations.

Item 8. Financial Statements and Supplementary Data hereby is amended to read in its entirety as follows:

Item 8. Financial Statements and Supplementary Data.

Note that condensed consolidating financial information for certain of the Company’s subsidiaries, which are guarantors of the Company’s senior notes issued during 2001, 2002 and 2003, is included in Note 20 below. The complete audited financial statements for PLP and IMC Phosphates, two of the guarantor entities which are partially-owned by the Company and which provided limited guarantees of the senior notes, are contained within their own separate 2003 10-K.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of IMC Global Inc.

We have audited the accompanying consolidated balance sheets of IMC Global Inc. as of December 31, 2003 and 2002 and the related consolidated statements of operations, cash flows and stockholders’ equity for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of IMC Global Inc. as of December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

In 2003, as discussed in Note 6, the Company changed its method of accounting for asset retirement obligations to conform to Financial Accounting Standards Board (FASB) Statement No. 143. In 2002, as discussed in Note 1, the Company changed its method of accounting for goodwill to conform with FASB Statement No. 142. In 2001, as discussed in Note 1, the Company changed its method of accounting for derivative financial instruments to conform with FASB No. 133 and Emerging Issues Task Force Issue No. 00-19.

Ernst & Young LLP

Ernst & Young LLP

Chicago, Illinois

January 30, 2004, except for Notes 17 and 19,

as to which the date is March 1, 2004

Consolidated Statement of Operations

In millions, except per share amounts

	Year ended December 31
	2003	2002	2001
Net sales	$2,190.6	$2,057.4	$1,958.7
Cost of goods sold	2,004.0	1,794.3	1,768.7

Gross margins	186.6	263.1	190.0
Selling, general and administrative expenses	79.6	80.7	81.8
Gain on sale of operating assets	(31.3)	—	—
Restructuring activity	11.9	2.0	12.5

Operating earnings	126.4	180.4	95.7
Interest expense	185.7	174.2	152.3
Foreign currency transaction (gain) loss	66.7	(0.7)	(4.3)
Gain on sale of securities	(47.9)	—	—
Debt refinancing expense	28.1	0.9	21.7
Other expense, net	1.6	6.2	19.1

Loss from continuing operations before minority interest	(107.8)	(0.2)	(93.1)
Minority interest	(33.7)	(16.2)	(40.7)

Earnings (loss) from continuing operations before income taxes	(74.1)	16.0	(52.4)
Provision (benefit) for income taxes	(36.5)	29.8	(10.4)

Loss from continuing operations	(37.6)	(13.8)	(42.0)
Loss from discontinued operations	(92.9)	(96.4)	—

Loss before cumulative effect of a change in accounting principle	(130.5)	(110.2)	(42.0)
Cumulative effect of a change in accounting principle	(4.9)	—	(24.5)

Net loss	$(135.4)	$(110.2)	$(66.5)

Loss from continuing operations available for common shareholders:
Loss from continuing operations	$(37.6)	$(13.8)	$(42.0)
Preferred stock dividend	(5.2)	—	—

	$(42.8)	$(13.8)	$(42.0)

Basic and diluted loss per share:
Loss from continuing operations available for common shareholders	$(0.37)	$(0.13)	$(0.36)
Loss from discontinued operations	(0.81)	(0.84)	—
Cumulative effect of a change in accounting principle	(0.04)	—	(0.21)

Net loss per share available for common shareholders	$(1.22)	$(0.97)	$(0.57)

Basic weighted average number of shares outstanding	114.8	114.6	114.5
Diluted weighted average number of shares outstanding	114.8	114.6	114.5

See Notes to Consolidated Financial Statements

Consolidated Balance Sheet

In millions, except share amounts

	December 31
	2003	2002
Assets
Current assets:
Cash and cash equivalents	$76.8	$17.7
Restricted cash	12.4	105.5
Receivables, net	194.8	179.0
Inventories, net	305.7	349.1
Deferred income taxes	7.1	11.6
Assets of discontinued operations held for sale	92.8	97.2
Other current assets	40.8	13.8

Total current assets	730.4	773.9
Property, plant and equipment, net	2,357.8	2,300.7
Goodwill	289.0	319.0
Other assets	384.3	317.4

Total assets	$3,761.5	$3,711.0

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$185.7	$154.8
Accrued liabilities	242.9	190.5
Liabilities of discontinued operations to be assumed in a sale	90.8	73.9
Short-term debt and current maturities of long-term debt	25.4	106.2

Total current liabilities	544.8	525.4
Long-term debt, less current maturities	2,091.4	2,165.3
Deferred income taxes	19.9	57.6
Other noncurrent liabilities	578.8	571.0
Stockholders’ equity:
Preferred stock, 7.5% mandatory convertible preferred, $1 par value, issued 2,750,000 and zero shares in 2003 and 2002, respectively (liquidation preference $50 per share)	2.8	—
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,589,425 shares in 2003 and 2002, respectively	130.6	130.6
Capital in excess of par value	1,871.7	1,743.9
Accumulated deficit	(1,132.2)	(984.7)
Accumulated other comprehensive income (loss)	1.0	(146.4)
Treasury stock, at cost, 15,486,798 and 15,634,654 shares in 2003 and 2002, respectively	(347.3)	(351.7)

Total stockholders’ equity	526.6	391.7

Total liabilities and stockholders’ equity	$3,761.5	$3,711.0

See Notes to Consolidated Financial Statements

Consolidated Statement of Cash Flows

In millions

	Year ended December 31
	2003	2002	2001
Cash Flows from Operating Activities
Net loss	$(135.4)	$(110.2)	$(66.5)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	171.9	165.3	157.2
Gain on sale of assets	(79.2)	—	—
Minority interest	(33.7)	(16.2)	(40.7)
Deferred income taxes	(3.3)	(69.7)	(36.1)
Cumulative effect of change in accounting principle	4.9	—	—
Other charges	84.1	104.2	36.7
Other credits	(81.8)	(110.6)	(56.6)
Changes in:
Receivables	(15.8)	38.6	(182.6)
Note receivable from affiliate	—	—	47.5
Inventories	37.3	(56.8)	40.3
Other current assets	21.3	(0.2)	2.4
Accounts payable	30.9	4.5	(51.0)
Accrued liabilities	37.4	(60.4)	28.4
Adjustments from discontinued operations	0.8	121.1	(2.5)

Net cash provided by (used in) operating activities	39.4	9.6	(123.5)
Cash Flows from Investing Activities
Capital expenditures	(120.3)	(140.0)	(123.1)
Proceeds from sale of assets	116.0	1.9	625.8
Investment in joint venture	—	(10.0)	—
Other	—	(13.0)	—

Net cash provided by (used in) investing activities	(4.3)	(161.1)	502.7

Net cash provided (used) before financing activities	35.1	(151.5)	379.2
Cash Flows from Financing Activities
Payments of long-term debt	(1,347.2)	(996.1)	(982.4)
Proceeds from issuance of long-term debt	1,312.2	1,136.6	1,404.5
Changes in short-term debt, net	(118.2)	(170.4)	(209.3)
Restricted cash	93.1	268.5	(374.0)
Issuance of preferred shares	133.1	—	—
Payable to bondholders	—	(294.5)	—
Purchase of common shares	—	(79.5)	—
Issuance of common shares	—	67.9	—
Debt refinancing and issuance costs	(37.5)	(2.8)	(33.3)
Cash dividends paid	(9.5)	(9.2)	(17.5)
Other	(2.0)	—	(3.0)

Net cash provided by (used in) financing activities	24.0	(79.5)	(215.0)

Net change in cash and cash equivalents	59.1	(231.0)	164.2
Cash and cash equivalents - beginning of year	17.7	248.7	84.5

Cash and cash equivalents - end of year	$76.8	$17.7	$248.7

See Notes to Consolidated Financial Statements

Consolidated Statement of Stockholders’ Equity

In millions, except per share amounts

	Outstanding shares	Preferred Stock	Common stock	Capital in excess of par value	Accumulated deficit	Accumulated other comprehensive income (loss)	Treasury stock	Total stockholders’ equity	Comprehensive income (loss)
Balance as of December 31, 2000	114.8	$—	$125.2	$1,692.2	$(790.0)	$(58.6)	$(293.4)	$675.4	$(366.3)

Net loss	—	—	—	—	(66.5)	—	—	(66.5)	$(66.5)
Foreign currency translation adjustment	—	—	—	—	—	(16.9)	—	(16.9)	(16.9)
Cumulative effect of a change in accounting principle (Note 1)	—	—	—	—	—	2.9	—	2.9	2.9
Net unrealized losses on derivative instruments	—	—	—	—	—	(19.5)	—	(19.5)	(19.5)
Minimum pension liability	—	—	—	—	—	(25.0)	—	(25.0)	(25.0)
Dividends ($0.08 per share)	—	—	—	—	(8.8)	—	—	(8.8)	—
Other	0.2	—	—	(11.3)	—	—	10.4	(0.9)	—

Balance as of December 31, 2001	115.0	$—	$125.2	$1,680.9	$(865.3)	$(117.1)	$(283.0)	$540.7	$(125.0)

Net loss	—	—	—	—	(110.2)	—	—	(110.2)	$(110.2)
Foreign currency translation adjustment	—	—	—	—	—	1.1	—	1.1	1.1
Net unrealized gains on derivative instruments	—	—	—	—	—	19.5	—	19.5	19.5
Minimum pension liability	—	—	—	—	—	(49.9)	—	(49.9)	(49.9)
Issuance of stock (Note 14)	5.4	—	5.4	62.5	—	—	—	67.9	—
Share repurchase (Note 14)	(5.4)	—	—	—	—	—	(79.5)	(79.5)	—
Dividends ($0.08 per share)	—	—	—	—	(9.2)	—	—	(9.2)	—
Common equity forward	—	—	—	—	—	—	9.3	9.3	—
Other	—	—	—	0.5	—	—	1.5	2.0	—

Balance as of December 31, 2002	115.0	$—	$130.6	$1,743.9	$(984.7)	$(146.4)	$(351.7)	$391.7	$(139.5)

Net loss	—	—	—	—	(135.4)	—		(135.4)	$(135.4)
Foreign currency translation adjustment	—	—	—	—	—	129.3	—	129.3	129.3
Net unrealized gains on derivative instruments	—	—	—	—	—	11.4	—	11.4	11.4
Minimum pension liability	—	—	—	—	—	(4.1)	—	(4.1)	(4.1)
Unrealized gain on available-for-sale securities	—	—	—	—	—	10.8	—	10.8	10.8
Issuance of preferred stock (Note 11)	—	2.8	—	130.3	—	—	—	133.1	—
Dividends on preferred stock ($1.8854 per share)	—	—	—	—	(5.2)	—	—	(5.2)	—
Dividends on common stock ($0.06 per share)	—	—	—	—	(6.9)	—	—	(6.9)	—
Other	0.1	—	—	(2.5)	—	—	4.4	1.9	—

Balance as of December 31, 2003	115.1	$2.8	$130.6	$1,871.7	$(1,132.2)	$1.0	$(347.3)	$526.6	$12.0

See Notes to Consolidated Financial Statements

Notes to Consolidated Financial Statements

In millions, except per share amounts

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

IMC Global Inc. (Company or IMC) is a producer and distributor of crop nutrients and animal feed ingredients to the domestic and international agricultural community.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and all subsidiaries which are more than 50.0 percent owned and controlled. All significant intercompany accounts and transactions are eliminated in consolidation.

Minority interest is comprised of the public unitholders’ interest in Phosphate Resource Partners Limited Partnership (PLP) (51.58 percent owned by PRP-GP LLC (PRP) and 0.02 percent owned by FMRP Inc., which are wholly owned and consolidated subsidiaries of the Company), including an effective 21.1 percent minority interest in IMC Phosphates Company (IMC Phosphates).

As discussed in more detail in Note 5, IMC Chemicals (Chemicals), IMC Salt (Salt), a solar evaporation facility located in Ogden, Utah (Ogden) and the Company’s oil and gas business have been presented as discontinued operations.

Use of Estimates

Management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue when it is realized or realizable and earned. Revenue is generally realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed and determinable; and (iv) collectibility is reasonably assured. This occurs upon transfer of title to the customer, which is generally at the time the product is shipped. For certain export shipments, transfer of title occurs outside the United States (U.S.). Net sales includes adjustments for returns and allowances, rebates and quality adjustments.

Shipping and Handling Costs

The Company records all shipping and handling costs in Cost of goods sold.

Cost of Goods Sold

Cost of goods sold reflects the production costs of the Company’s products. These costs include hourly labor, production materials, facilities costs (depreciation and amortization), depletion of mineral properties, utilities, salary supervision, maintenance expenses and distribution costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are costs associated with the marketing and selling of the Company’s products as well as general and administrative expenses. These costs include employee salaries and benefits, advertising costs and other selling expenses.

Advertising Costs

The Company expenses all advertising costs as incurred.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

Domestically, the Company sells its products to manufacturers, distributors and retailers primarily in the midwestern and southeastern U.S. Internationally, the Company’s phosphate and potash products are sold primarily through two North American export associations. No single customer or group of affiliated customers accounted for more than ten percent of the Company’s net sales in any year during the three-year period ended December 31, 2003.

Receivables and Allowance for Doubtful Accounts

Accounts receivable are recorded at face amount less an allowance for doubtful accounts. On a regular basis, the Company evaluates its accounts receivable and establishes the allowance for doubtful accounts based on a combination of specific customer circumstances as well as credit conditions and a history of write-offs and collections. A receivable is considered past due if payments have not been received within agreed upon invoice terms.

Inventories

Inventories are valued at the lower-of-cost-or-market (net realizable value). Cost for substantially all of the Company’s inventories is calculated on a cumulative annual-average basis.

Property, Plant and Equipment/Other Assets

Property (including mineral deposits), plant and equipment, including assets under capital leases, are carried at cost. Cost of significant assets includes capitalized interest incurred during the construction and development period. Expenditures for replacements and improvements are capitalized; maintenance and repair expenditures, except for repair and maintenance overhauls (Turnarounds), are charged to operations when incurred. Expenditures for Turnarounds are deferred when incurred and amortized into Cost of goods sold on a straight-line basis, generally over an 18-month period. Turnarounds are large-scale maintenance projects that are performed regularly, usually every 18 to 24 months. Turnarounds are necessary to maintain the operating capacity and efficiency rates of the production plants. The deferred portion of the Turnaround expenditures is classified in Other assets. The types of turnaround costs capitalized primarily include third party costs for maintenance materials, contract maintenance labor and catalyst. The Company capitalized $27.6 million, $26.7 million and $19.1 million of costs for the years ended December 31, 2003, 2002 and 2001, respectively, and amortized into Cost of goods sold $27.7 million, $25.7 million and $18.2 million for the years ended December 31, 2003, 2002 and 2001, respectively.

The American Institute of Certified Public Accountants has issued a Statement of Position exposure draft (SOP) on cost capitalization that is expected to require companies to expense the non-capital portion of major maintenance costs as incurred. The SOP is expected to require that any existing unamortized deferred non-capital major maintenance costs be expensed immediately. The SOP indicated that this change will be required to be adopted for fiscal years beginning after December 15, 2004, and that the effect of expensing existing unamortized deferred non-capital major maintenance costs will be reported as a cumulative effect of an accounting change in the consolidated statement of operations. The Company had $24.2 million and $24.3 million of turnaround costs deferred and included in Other assets as of December 31, 2003 and 2002, respectively. The Company has not determined the amount, if any, of these costs that could be capitalized under the provisions of the SOP.

There are two basic ways to acquire mineral rights, either through purchase or lease. Under a lease situation, the Company pays the lessor a fee as the ore is mined. The lease costs are expensed when the ore is mined. If and when the Company acquires mineral reserves, via fee simple land purchases or mining rights, the acquisition price of the transaction is capitalized and recorded as a mineral asset. For PhosFeed, the original purchase price remains as an asset until such time that the Company starts mining the reserves, at which time, the mineral asset is depleted over the life of the mineral reserves as it is mined. For Potash, the cost of the rights are capitalized and then amortized over the reserve life. Exploration and development costs are expensed in the period incurred.

Depreciation and depletion expenses for mining operations, including mineral deposits, are determined using the units-of-production method based on estimates of proven and probable reserves. Other asset classes or groups are depreciated or amortized on a straight-line basis over their estimated useful lives as follows: buildings, ten to 45 years; machinery and equipment, three to 25 years; and leasehold improvements, over the lesser of the remaining useful life of the asset or the remaining term of the lease.

Prior to January 1, 2002, goodwill, representing the excess of purchase cost over the fair value of net assets of acquired companies, was generally amortized using the straight-line method over 40 years. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. As a result, goodwill is no longer amortized but is subject to annual impairment tests in accordance with SFAS No. 142 (Note 9). Prior to January 1, 2002, the Company evaluated the recoverability of goodwill by estimating the future discounted cash flows of the businesses to which the goodwill relates. This evaluation was made whenever events or changes in circumstances indicated the carrying amount may not be recoverable. Estimated cash flows were determined by disaggregating the Company’s business segments to an operational and organizational level for which meaningful identifiable cash flows could be determined. When estimated future discounted cash flows were less than the carrying amount of the net long-lived assets (tangible and identifiable intangible) and related goodwill, impairment losses of goodwill were charged to operations. Impairment losses, limited to the carrying amount of goodwill, represented the excess of the sum of the carrying amount of the net long-lived assets (tangible and identifiable intangible) and goodwill in excess of the discounted cash flows of the business being evaluated. In determining the estimated future cash flows, the Company considered current and projected future levels of income; business trends; prospects; as well as market and economic conditions.

Using the methodology prescribed in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amounts of such assets may not be recoverable. Once an indication of a potential impairment exists, recoverability of the respective assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount of such operation. If the operation is determined to be unable to recover the carrying amount of its assets, then long-lived assets of the operation are written down to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Accrued Environmental Costs

The Company produces and distributes crop and animal nutrients, boron-based chemicals and soda ash. These activities subject the Company to an evolving myriad of international, federal, state, provincial and local environmental, health and safety laws, which regulate, or propose to regulate: (i) conduct of mining and production operations, including employee safety procedures; (ii) condition of Company facilities; (iii) management and handling of raw materials; (iv) product content; (v) use of products by both the Company and its customers; (vi) management and/or remediation of potential impacts to air, water quality, and soil from Company operations; (vii) disposal of waste materials; and (viii) reclamation of lands after mining. The Company has contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by the Company or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Comprehensive Environmental Response Compensation and Liability Act (Superfund) or state equivalent sites. The historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil and groundwater contamination, requiring the Company to undertake or fund cleanup efforts.

The environmental costs discussed above include: fines, penalties and certain corrective actions to address violations of the law; remediation of properties that are currently or were formerly owned or operated by the

Company, or its predecessors; remediation costs of facilities adjacent to currently or formerly owned facilities or for third-party Superfund sites; and legal fees and expenses associated with resolution of administrative processes or litigation concerning these environmental costs. Environmental accruals are recorded on an undiscounted basis for environmental investigatory and non-capital remediation costs and for costs associated with litigation at identified sites when litigation has commenced or a claim or assessment has been asserted or is imminent, the likelihood of an unfavorable outcome is probable and the financial impact of such outcome is reasonably estimable. These accruals are adjusted as necessary for any changes in the Company’s estimates of the future costs associated with these matters. The Company cannot determine the cost of any remedial action that ultimately may be required at unknown sites, sites for which investigations have not been performed or have begun but have not been completed or sites at which unanticipated conditions are discovered.

Foreign Currency Translation

The functional currency of all operations outside the U.S. is the respective local currency. All foreign currency balance sheet accounts have been translated using the exchange rates in effect as of the balance sheet date. Income statement amounts have been translated using the average exchange rate for the year. The gains and losses resulting from changes in exchange rates from year to year have been reported in Accumulated other comprehensive income (loss). The effect on the Consolidated Statement of Operations of transaction gains and losses is presented on the face of the statement. Foreign currency cumulative translation losses of $2.1 million and $2.1 million were included in the calculation of the losses from discontinued operations for 2003 and 2002, respectively (Note 5).

Derivative Instruments Indexed To, and Potentially Settled In, a Company’s Own Stock

Effective June 30, 2001, Emerging Issues Task Force (EITF) No. 00-19 required the Company to account for its common equity forward purchase contract (Forward) as an asset or a liability, with changes in the value of the Forward reflected in the Consolidated Statement of Operations. The Company recorded a charge for the cumulative effect of a change in accounting principle of $24.5 million, or $0.21 per share, in the second quarter of 2001 upon adoption of EITF 00-19. This charge was calculated based on the difference between the Company’s stock price as of June 30, 2001 and the Forward price. Prior to that date, any excess of Forward price over the Company’s stock price was classified as temporary equity. All changes in fair value subsequent to June 30, 2001 were included in Loss from continuing operations. Other expense, net for 2001 included income of $15.2 million, or $0.14 per share, to reflect the change in the value of the Company’s stock from July 1, 2001 to December 31, 2001. The Forward was settled during 2002 (Note 14).

Accounting for Derivative Instruments and Hedging Activities

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

On January 1, 2001, the Company adopted SFAS No. 133, Derivative Instruments and Hedging Activities, as amended. In accordance with the provisions of SFAS No. 133, the Company recorded a transition adjustment upon adoption of SFAS No. 133 to record derivative instruments at fair value. The effect of this transition adjustment resulted in a gain of $2.9 million, after-tax, recorded in Accumulated other comprehensive income (loss). The Company recognized all of the unrealized gains associated with this transition adjustment during the first quarter of 2001.

The Company uses financial instruments, including forward exchange, option, collars, futures and swap contracts, to manage its exposure to movements in interest rates, foreign currency exchange rates and commodity prices. The use of these financial instruments modifies the exposure of these risks with the intent to reduce the risk and variability to the Company. Initially, upon adoption of SFAS No. 133, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as either: (i) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge); (ii) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge); (iii) a hedge of a net investment in a foreign operation (net investment hedge); or (iv) as a natural hedging instrument whose change in fair value is recognized to act as an economic hedge against changes in the values of the hedged item (natural hedge). The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. The Company also formally assesses, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are effective in offsetting changes in either the fair value or cash flows of the hedged item. When it is determined that a derivative ceases to be an effective hedge, the Company discontinues hedge accounting.

The Company had a notional amount of $309.9 million of foreign currency forward exchange contracts outstanding as of December 31, 2003 maturing in various months through January 2005. The Company had a notional amount of $244.5 million of foreign currency forward exchange contracts outstanding as of December 31, 2002. These derivative financial instruments have been designated as cash flow hedges and are being used to reduce the exchange rate risk related to certain forecasted foreign currency transactions. The principal currency being hedged by the Company as of December 31, 2003 and 2002 was the Canadian dollar. The Company also had $81.7 million and $34.8 million notional amounts of natural gas forward purchase contracts outstanding as of December 31, 2003 and 2002, respectively, with the contracts outstanding as of December 31, 2003 maturing in various months through March 2005. These derivative financial instruments have been designated as cash flow hedges and are being used to hedge volatility in natural gas prices. The effective portion of changes in the fair value of the Company’s cash flow hedges is recorded in Accumulated other comprehensive income (loss). As of December 31, 2003, the Company had unrealized gains totaling $23.7 million, $14.3 million after-tax and minority interest, related to its cash flow hedges substantially all of which is expected to be reclassified into earnings within the next 12 months. As of December 31, 2002, the Company had unrealized losses totaling $4.6 million, $2.9 million after-tax, related to its cash flow hedges. Unrealized gains or losses included in Accumulated other comprehensive income (loss) are recognized in earnings in the same period that the underlying hedged item is realized. The ineffective portion of changes in the fair value of the Company’s cash flow hedges is reported in Other expense, net and amounted to income of $3.6 million in 2003, zero in 2002 and a charge of $3.1 million in 2001.

In August 2003, the Company entered into a fixed to floating rate interest swap agreement with respect to $150.0 million of its $400.0 million 10.875 percent Senior Notes, due 2013, (Swap). The Swap calls for IMC to pay a floating rate of interest equal to six-month LIBOR plus 636 basis points and the counterparty to pay a fixed rate of 10.875 percent. Interest payments are due February 1 and August 1 until maturity. On those dates, the floating rate is adjusted for changes to six-month LIBOR. The counterparty has the right to call the Swap beginning August 1, 2008 until maturity. The Swap has been designated as a fair value hedge as defined by SFAS No. 133. In accordance with SFAS No. 133 the Swap and the related debt were marked-to-market as of December 31, 2003 resulting in a $1.8 million reduction in debt.

Income Taxes

Deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Accounting for Stock Options

The Company uses the intrinsic value method to account for stock-based employee compensation in each period presented.

If the Company’s stock option plans’ compensation cost had been determined based on the fair value at the grant date for awards beginning in 1995, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per share would have increased to the following pro forma amounts:

	2003	2002	2001
Net loss, as reported:	$(135.4)	$(110.2)	$(66.5)
Add: Total stock-based employee compensation expense as reported	1.4	1.1	0.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(6.6)	(9.7)	(7.2)

Pro forma net loss	$(140.6)	$(118.8)	$(73.0)

Loss per share:
Basic - as reported	$(1.22)	$(0.97)	$(0.57)
Basic - pro forma	$(1.27)	$(1.04)	$(0.64)

Diluted - as reported	$(1.22)	$(0.97)	$(0.57)
Diluted - pro forma	$(1.27)	$(1.04)	$(0.64)

Recently Issued Accounting Guidance

Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 46 (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51. FIN No. 46 defines variable interest entities (VIEs) and provides guidance on when VIEs should be consolidated. None of the Company’s non-consolidated entities were determined to be a VIE as of December 31, 2003.

Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections On January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds the previous requirement under generally accepted accounting principles (GAAP) that gains or losses from the early extinguishment of debt be classified as an extraordinary item on the Consolidated Statement of Operations. The Company has adjusted prior year financial statements to reflect these gains and losses in continuing operations rather than as extraordinary items in 2003, 2002 and 2001. This adoption resulted in $28.1 million, $0.9 million and $21.7 million of debt refinancing expense being included in Loss from continuing operations before income taxes and a reduction in the Provision (benefit) for income taxes of $9.0 million, $0.3 million and $7.6 million for the years ended December 31, 2003, 2002 and 2001, respectively.

2.	SALE OF ASSETS

In the second quarter of 2003, the Company received cash proceeds of $57.0 million from two transactions with Compass Minerals Group, Inc. (Compass), to whom the Company sold its Salt and Ogden businesses in November 2001. A pre-tax gain of $52.0 million ($48.0 million after-tax, or 41 cents per diluted share) was recorded related to the two transactions, which included the sale of about 15 percent out of the Company’s 19.9 percent minority economic interest in Compass ($35.5 million pre-tax gain) and the sale of the Company’s sulphate of potash business line ($16.5 million pre-tax gain). The Company also received cash of $5.1 million in distribution income from Compass during the second quarter of 2003 prior to the transactions discussed above. In the fourth quarter of 2003, the Company received additional proceeds of $3.5 million related to this transaction. This final settlement resulted in an additional pre-tax gain of $0.9 million.

As part of the initial public offering of Compass in the fourth quarter of 2003, IMC sold approximately 1.0 million shares at $13.00 per share and Compass common stock commenced trading on the New York Stock Exchange. Proceeds, net of commission, were $12.4 million. Prior to the sale, the carrying value of the investment was zero and was accounted for under the cost basis of accounting. Therefore, a gain of $12.4 million was recorded for this transaction. In accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, the remaining portion of the Company’s investment in Compass, approximately 0.8 million shares, is recorded in Other current assets on the Consolidated Balance Sheet at its fair value of $10.8 million as of December 31, 2003. As of December 31, 2003 the investment is classified as an available-for-sale security, and the unrealized gain of $10.8 million is recorded in Accumulated other comprehensive income (loss).

In the fourth quarter of 2003, the Company sold its Port Sutton marine terminal in East Tampa, Florida. The Company received gross proceeds of $23.5 million with $22.0 million of cash received and $1.5 million of cash held in an escrow account, which was recorded at net present value. The Company will receive the escrowed amount in equal installments over a four year period if certain conditions as specified in the agreement are met. The Company recorded a pre-tax gain of $13.9 million.

3.	RESTRUCTURING ACTIVITY

2003 Restructuring Charges

To meet current business challenges and as part of the Company’s drive to be the industry’s low-cost producer, the Company announced an organizational restructuring program (Program) in January 2003. This Program eliminated 84 positions Company-wide and is focusing on reducing additional costs through efficiency improvements. A total of 83 employees left the Company by December 31, 2003. The Company incurred charges of $3.4 million, $2.0 million after-tax and minority interest, or $0.02 per share, during the first quarter of 2003 and an additional $0.3 million, $0.2 million after-tax, during the second quarter associated with severance and related costs for the Program. The Company incurred charges of $1.9 million, $1.3 million after-tax, or $0.01 per share, during the third quarter predominantly related to restructuring at the Corporate office. In 2003, the Company recorded a charge in the fourth quarter of $4.8 million, $2.6 million after minority interest and tax, or $0.02 per share, as a result of revised engineering estimates for the cost of the phosphogypsum stack (Gypstack) closure and water treatment at a permanently closed facility. An additional $1.5 million, $0.8 after-tax and minority interest, or $0.01 per share, was recorded in the fourth quarter of 2003 associated with the shutdown of an ammonia barge originally reserved for in 1998. The ammonia barge was originally recorded in 1998 at the net present value of future lease payments and therefore the Company incurred $0.5 million, $0.3 million after-tax and minority interest, of accretion expense in the first quarter. In addition, $0.9 million, $0.6 million after-tax and minority interest, was recorded for severance benefits related to the assets sales (Note 2). These activities resulted in the elimination of 42 positions Company-wide with severance payments to be completed by September 2005. The majority of these employees had left the Company as of December 31, 2003. Offsetting these charges was a $1.4 million, $0.7 million after-tax and minority interest, or $0.01 per share, reversal in the fourth quarter of excess severance accruals deemed no longer necessary.

2002 Restructuring Charges

In 2002, the Company incurred $2.0 million, $1.1 million after-tax and minority interest, or $0.01 per share, of accretion expense related to the ammonia barge discussed above.

2001 Restructuring Charges

In the first quarter of 2001, the Company announced a new organizational structure (Reorganization Plan), primarily comprised of a shift to a more functional organization structure, which resulted in business unit and corporate headcount reductions. As a result, in the first quarter of 2001 the Company recorded a restructuring charge of $4.6 million, $2.4 million after-tax and minority interest, or $0.02 per share. A total of 74 employees were terminated and left the Company prior to December 31, 2001. Substantially all of the severance payments had been disbursed as of December 31, 2002.

As part of the Company’s plan to improve profitability (Project Profit), the Company sold its urea plant to a third party buyer (Buyer). The effective operation of this plant was dependent upon receiving services from the Company’s remaining Louisiana operations. The Louisiana operations were idled for the first half of 2001, which impacted the ability of the urea plant to operate. In the third quarter of 2001, the Company repurchased the plant from the Buyer and shut the plant down permanently. Total costs to repurchase the plant and accrue for demolition costs were $6.4 million, $3.1 million after-tax and minority interest, or $0.03 per share, which resulted in a 2001 restructuring charge. This activity was recorded in the third quarter of 2001 as an increase to the restructuring charge previously recorded for Project Profit.

In addition, the Company recorded $1.5 million, $0.8 million after-tax and minority interest, or $0.01 per share, of accretion expense related to the ammonia barge discussed above.

2000 Restructuring Activity

As part of Project Profit, the Company had written off certain assets in 1998. However, in 2000, some of these assets, including the urea plant referred to above, were sold to third parties resulting in a restructuring gain of $1.2 million, $0.6 million after-tax and minority interest. This activity was recorded as an adjustment to the restructuring charge previously recognized for Project Profit.

1999 Restructuring Charge

In 1999, the Company announced and began implementing a Company-wide rightsizing program (Rightsizing Program), which was designed to simplify and focus the Company’s core businesses. The key components of the Rightsizing Program were: (i) the shutdown and permanent closure of the Nichols and Payne Creek facilities at PhosFeed resulting from an optimization program to reduce rock and concentrate production costs through higher utilization rates at the lowest-cost facilities; (ii) an asset rightsizing program at Potash resulting from a revised mine plan; and (iii) corporate and business unit headcount reductions. A liability of $17.9 million remains, primarily related to the closure of the Nichols and Payne Creek facilities.

Activity in 2003 related to accruals from continuing operations for the restructuring plans noted above was as follows:

	Accrual as of January 1, 2003	Non-cash Charges	Restructuring Charges	Cash Paid	Accrual as of December 31, 2003
Non-employee exit costs:
Demolition and closure costs	$22.2	$—	$6.8	$(10.2)	$18.8
Employee headcount reductions:
Severance benefits	2.2	(0.3)	5.1	(3.8)	3.2

Total	$24.4	$(0.3)	$11.9	$(14.0)	$22.0

Non-Employee Exit Costs

As a result of the decision to permanently close certain facilities and production operations described above, the Company recorded closure costs for demolition activities and incremental environmental land reclamation of the surrounding mined-out areas. All facilities were closed and the Company expects all demolition, closure and reclamation activities to be completed by the end of 2014.

Employee Headcount Reductions

The majority of the remaining severance payments will be made over the next twelve months.

The activity related to accruals for the Company’s restructuring programs during 2002 consisted of a beginning balance of $36.6 million reduced by cash payments of $14.2 million and increased by $2.0 million of additional restructuring charges. The activity related to accruals for the Company’s restructuring programs during 2001 consisted of a beginning balance of $51.4 million reduced by cash payments of $27.3 million and increased by $12.5 million from the Reorganization Plan, urea plant repurchase and ammonia barge accretion.

All restructuring activity was recorded as a separate line item on the Consolidated Statement of Operations.

4.	OTHER EXPENSE, NET

The following shows the major components of Other expense, net

	2003	2002	2001
Debt fee amortization (Note 11)	$7.9	$7.5	$7.6
Debt facility fees (Note 11)	3.3	2.3	2.3
Interest income	(2.9)	(5.3)	(6.8)
Equity in earnings of unconsolidated subsidiary	(3.3)	(1.7)	—
Ineffective natural gas hedges (Note 1)	(3.6)	—	3.1
Distribution income from investments (Note 2)	(5.1)	—	—
Environmental costs at non-operating sites (Note 17)	2.5	—	13.5
Accretion expense on long-term liabilities	2.2	1.2	—
Early termination of lease obligations	—	—	5.7
Accounts receivable securitization facility termination fees	—	—	2.5
Mark-to-market for Forward (Note 14)	—	—	(15.2)
Interest from Forward (Note 14)	—	0.6	2.2
Other (individual items less than $1.0 million)	0.6	1.6	4.2

Other expense, net	$1.6	$6.2	$19.1

5.	DISCONTINUED OPERATIONS

Salt and Ogden

On November 29, 2001, the Company completed the sale of Salt and Ogden to a third party. IMC received approximately $580.0 million of cash, as well as a minority economic interest in the resulting company. The minority economic interest was recorded at no value due to significant restrictions on the Company’s ability to realize a return on this investment in the future. See Note 2 for the transactions related to the Company’s minority economic interest in 2003. IMC recorded an additional $21.1 million loss in connection with the sale before Salt and Ogden’s combined 2001 earnings from operations of $22.2 million. No tax benefit was recorded with this loss as it was considered a capital loss In 2002, the Company recorded an additional loss from discontinued operations of $3.0 million, $1.9 million after-tax In 2003, the Company reached settlements in certain litigation related to the Salt business. This resulted in a net gain of $0.6 million, $0.4 million after-tax, which was recorded as part of the Loss from discontinued operations in the Consolidated Statement of Operations.

For 2001, Salt and Ogden’s combined revenues were $450.0 million. The operations of Salt and Ogden resulted in pre-tax earnings of $46.7 million, or $22.2 million, after-tax in 2001.

Interest expense was allocated to discontinued operating results based on the portion of third party debt that was specifically attributable to Salt and Ogden and amounted to $12.3 million in 2001.

Chemicals

In December 1999, the Company received approval from the Board of Directors for a plan to sell the entire Chemicals business unit. On November 5, 2001, the Company sold Penrice Soda Products Pty. Ltd. (Penrice), an Australian unit of Chemicals. The Company recorded a gain of $0.7 million in 2001 from the Penrice sale.

During 2002, the Company increased the previously recorded estimated loss on disposal of the remaining parts of Chemicals by $147.9 million, or $85.9 million after-tax, including forecasted operating results through June 30, 2003 as well as revised estimates of sales proceeds. The Company had previously recorded estimated losses on disposal in 2001, 2000 and 1999 of $10.0 million, $49.1 million and $138.1 million or $4.6 million, $32.1 million and $85.6 million after-tax, respectively.

On February 23, 2003, the Company sold its White River Nahcolite Minerals sodium bicarbonate mine and plant for proceeds of approximately $20.6 million. In January 2004 the Company signed an agreement (Agreement) to sell substantially all of its remaining discontinued Chemicals entities, which generally comprise the soda ash and boron businesses, for net proceeds of $2.0 million as well as a minority economic interest in the resulting company. The transaction is anticipated to close during the first quarter of 2004. As a result of these two transactions, the Company recorded an additional loss on disposal of $53.9 million, or $93.3 million after-tax, during 2003. The Company retained certain environmental and legal liabilities (Retained Liabilities) per the terms of the Agreement. The total amount accrued for these Retained Liabilities was $8.0 million as of December 31, 2003.

On January 1, 2002, the Company adopted SFAS No. 144. SFAS No. 144 provides that long-lived assets classified as held for disposal as a result of disposal activities initiated prior to its adoption shall continue to be accounted for in accordance with the prior pronouncement applicable to those assets so long as certain criteria in SFAS No. 144 were met as of December 31, 2002. The Company determined the SFAS No. 144 criteria were met for Chemicals and has continued to account for Chemicals in accordance with Accounting Principles Board Opinion No. 30.

For 2003, 2002 and 2001, Chemicals’ revenues were $234.9 million, $253.3 million and $305.1 million, respectively. The operations of Chemicals resulted in pre-tax losses of $1.3 million, $9.7 million and $34.3 million or after-tax earnings of $0.6 million, an after-tax loss of $8.6 million and an after-tax loss $15.9 million, in 2003, 2002 and 2001, respectively. Interest expense was allocated to discontinued operating results based on the portion of third party debt that is specifically attributable to Chemicals and amounted to $1.3 million, $10.8 million and $39.6 million in 2003, 2002 and 2001, respectively.

Oil and Gas Operations

In the fourth quarter of 1999, the Company decided to discontinue its oil and gas business, which primarily consisted of PLP’s interest in a multi-year oil and natural gas exploration program (Exploration Program). The Company sold its interest, through PLP, in the Exploration Program for proceeds of $32.0 million. A loss on disposal of $22.4 million, $6.7 million after-tax and minority interest of $4.6 million and $11.1 million, respectively, was recorded in the fourth quarter of 1999. In the fourth quarter of 2001, the Company recorded a gain of $24.0 million, $18.7 million after-tax, from the disposal of its remaining oil and gas interests.

The net assets of the Chemicals discontinued operations held for sale and the net liabilities of the Chemicals discontinued operations to be assumed in a sale in 2003 and 2002 consisted of the following:

	2003	2002
Assets:
Receivables, net	$38.9	$44.5
Inventories, net	48.8	43.2
Other current assets	0.7	1.0
Property, plant and equipment, net	—	2.2
Other assets	4.4	6.3

Assets of discontinued operations held for sale	$92.8	$97.2

Liabilities:
Accounts payable	$27.8	$26.9
Accrued liabilities	22.1	27.9
Estimated accrued loss on disposal	35.0	—
Other noncurrent liabilities	5.9	19.1

Liabilities of discontinued operations to be assumed in a sale	$90.8	$73.9

6.	ACCOUNTING FOR ASSET RETIREMENT OBLIGATIONS

On January 1, 2003 the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations. Under the new rules, legal obligations associated with the retirement of long-lived assets are required to be recognized at their fair value at the time that the obligations are incurred. Upon initial recognition of a liability, that cost is capitalized as part of the related long-lived asset and depreciated on a straight-line basis over the remaining estimated useful life of the related asset. Accretion expense in connection with the discounted liability is also recognized over the remaining useful life of the related asset. Upon adoption, the Company had the following legal obligations: (i) as a condition to receive permits for the mining of phosphate rock reserves, the Company must reclaim lands disturbed by mining; (ii) acidic water in the Gypstack ponds and pores must be treated to neutralize the acidity; (iii) Gypstacks at IMC’s Florida and Louisiana facilities must be closed at the end of their useful lives; and (iv) the Company is obligated to remove all surface structures and equipment, plug and abandon mineshafts, contour and revegetate as necessary as well as monitor for three years after closure at its Carlsbad, New Mexico facility. The estimated liability for these legal obligations is based on the estimated cost to satisfy the above obligations and then discounted using a credit-adjusted risk-free rate.

The adoption of SFAS No. 143, resulted in an increase in net property, plant and equipment of $34.0 million, recognition of an additional asset retirement obligation liability of $48.8 million, and a cumulative effect of a change in accounting principle that increased the Net loss and reduced Stockholders’ equity by $4.9 million, net of minority interest and taxes, in the first quarter of 2003.

The following is a reconciliation of prior year net loss and basic and diluted loss per share between the amounts previously reported by the Company and the adjusted amounts that would have been reported if SFAS No. 143 had been applied in prior years.

	Year ended December 31, 2002	Year ended December 31, 2001
Reported net loss before cumulative effect of a change in accounting principle	$(110.2)	$(42.0)
FAS 143 impact	(0.3)	(2.1)

Adjusted net loss before cumulative effect of a change in accounting principle	$(110.5)	$(44.1)

Reported net loss	$(110.2)	$(66.5)
FAS 143 impact	(0.3)	(2.1)

Adjusted net loss	$(110.5)	$(68.6)

Basic and diluted loss per share:
Reported net loss per share before cumulative effect of a change in accounting principle	$(0.97)	$(0.36)
FAS 143 impact per share	—	(0.02)

Adjusted net loss per share before cumulative effect of a change in accounting principle	$(0.97)	$(0.38)

Reported net loss per share	$(0.97)	$(0.57)
FAS 143 impact per share	—	(0.02)

Adjusted net loss per share	$(0.97)	$(0.59)

A reconciliation of the Company’s liability as of December 31, 2003 is as follows:

December 31, 2003
Upon adoption on January 1, 2003	$146.8
Liability incurred	18.7
Liability settled	(30.2)
Accretion expense	5.7
Revisions to estimate	4.4

Ending balance	$145.4

If SFAS No. 143 had been applied in the prior years, the Company’s liability would have been $146.8 million, $140.7 million and $135.4 million as of December 31, 2002, 2001 and 2000, respectively. Due to the complexity of the calculation, the Company was unable to determine the impact of adoption on the Consolidated Statement of Operations for 2003.

7.	EARNINGS PER SHARE

The following is a reconciliation of the numerator for basic earnings per share:

	2003	2002	2001
Net loss	$(135.4)	$(110.2)	$(66.5)
Preferred dividends accrued	(5.2)	—	—

Loss available to common shareholders	$(140.6)	$(110.2)	$(66.5)

The numerator for diluted earnings per share (EPS) is net loss, unless the conversion of preferred stock is antidilutive, in which case loss available to common shareholders is used. The denominator for basic EPS is the weighted-average number of shares outstanding during the period (Denominator). The following is a reconciliation of the Denominator for the basic and diluted earnings per share computations:

	2003	2002	2001
Basic EPS shares	114.8	114.6	114.5
Effect of dilutive securities	—	—	—

Diluted EPS shares	114.8	114.6	114.5

Options to purchase approximately 13.7 million, 11.6 million and 12.0 million shares of common stock for the years ended December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive. In addition, 20.5 million common shares issuable upon the conversion of the 2.75 million shares of 7.5 percent Mandatory Convertible Preferred Shares (liquidation preference of $50 per share) (Preferred Shares), based on a share price of $6.71, for the year ended December 31, 2003 as well as common shares issuable upon the vesting of restricted stock awards and options with exercise prices less than the average market price of 0.4 million, 0.8 million and 0.6 million as of December 31, 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share because the Company incurred a loss from continuing operations before a cumulative effect of a change in accounting principle and, therefore, the effect of their inclusion would be antidilutive. Also, 1.2 million shares for 2001 related to the Forward were not included in the computation of diluted EPS because the effect of their inclusion would be antidilutive.

8.	DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

Receivables:

	2003	2002
Trade	$165.6	$170.5
Non-trade	33.4	15.3

	199.0	185.8
Less: Allowances	(4.2)	(6.8)

Receivables, net	$194.8	$179.0

The carrying amount of accounts receivable was equal to the estimated fair value of such assets due to their short maturity.

The activity related to the Company’s allowance for doubtful accounts consisted of a beginning balance of $6.8 million increased by $0.8 million of additional provision for doubtful accounts and decreased by the write-off of $3.4 million of receivables.

Inventories:

	2003	2002
Products (principally finished)	$235.3	$282.7
Operating materials and supplies	75.5	71.0

	310.8	353.7
Less: Allowances	(5.1)	(4.6)

Inventories, net	$305.7	$349.1

Property, plant and equipment:

	2003	2002
Land	$95.6	$97.6
Mineral properties and rights	911.8	820.2
Buildings and leasehold improvements	577.6	529.1
Machinery and equipment	3,010.7	2,907.8
Construction-in-progress	88.7	69.8

	4,684.4	4,424.5
Less: Accumulated depreciation and depletion	(2,326.6)	(2,123.8)

Property, plant and equipment, net	$2,357.8	$2,300.7

Depreciation and depletion expense was $169.6 million, $163.6 million and $147.0 million for 2003, 2002 and 2001, respectively.

As of December 31, 2003, idle facilities of the Company included one concentrated phosphate granulation plant, the acid production facilities at another concentrated phosphate plant, and a phosphoric acid storage tank at a port facility, all of which will remain closed until market conditions improve. The net book value of these facilities totaled $79.9 million. In the opinion of management, the net book value of the Company’s idle facilities is not in excess of their net realizable values. The Company’s policy is to depreciate the property, plant and equipment of idle facilities at ten percent of normal straight-line depreciation. The Company believes that, except for a small portion of the equipment, the useful life of the idle facilities is not reduced during the period they are idle.

Other assets:

	2003	2002
Excess distributions to PLP unitholders	$232.3	$185.0
Debt issue costs	41.2	38.1
Other	110.8	94.3

Other assets	$384.3	$317.4

Excess distributions to PLP unitholders represents cumulative distributions in excess of investment and earnings of PLP unitholders over the life of the partnership.

Accrued liabilities:

	2003	2002
Interest	$45.0	$37.2
Taxes, income and other	72.7	62.0
Environmental	25.1	21.2
Restructuring (Note 3)	8.8	10.9
Payroll and employee benefits	36.5	31.3
Other	54.8	27.9

Accrued liabilities	$242.9	$190.5

Other noncurrent liabilities:

	2003	2002
Employee and retiree benefits	$329.9	$334.5
Environmental	138.8	123.2
Restructuring (Note 3)	13.2	13.5
Other	96.9	99.8

Other noncurrent liabilities	$578.8	$571.0

9.	GOODWILL

The changes in the carrying amount of goodwill for the year ended December 31, 2003, are as follows:

	PhosFeed	Potash	Total
Balance as of January 1, 2003	$292.4	$26.6	$319.0
FTX acquisition adjustment	(30.0)	—	(30.0)

Balance as of December 31, 2003	$262.4	$26.6	$289.0

Certain pre-acquisition tax contingencies related to the Company’s 1997 acquisition of Freeport McMoRan Inc. (FTX) were favorably resolved in 2003. Accordingly, Goodwill was reduced in 2003 by the excess accrual recorded at the acquisition date for these contingencies in accordance with EITF 93-7, Uncertainties Related to Income Taxes in a Purchase Business Combination. The accumulated amortization for Goodwill was $64.9 million as of December 31, 2003 and 2002.

The following is a reconciliation of 2001 net loss and basic and diluted loss per share between the amounts previously reported by the Company and the adjusted amounts that would have been reported if SFAS No. 142 had been applied in prior periods.

Year ended December 31, 2001
Loss before cumulative effect of a change in accounting principle:
Reported loss before cumulative effect of a change in accounting principle	$(27.9)
Goodwill amortization	10.2

Adjusted loss before cumulative effect of a change in accounting principle	$(17.7)

Net loss:
Reported net loss	$(66.5)
Goodwill amortization	10.2

Adjusted net loss	$(56.3)

Basic and diluted loss per share:
Reported loss per share before cumulative effect of a change in accounting principle	$(0.24)
Goodwill amortization per share	0.09

Adjusted loss per share before cumulative effect of a change in accounting principle	$(0.15)

Reported net loss per share	$(0.57)
Goodwill amortization per share	0.09

Adjusted net loss per share	$(0.48)

10.	ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Accumulated other comprehensive income (loss) consists of the following:

	2003	2002
Foreign currency translation adjustment	$54.9	$(74.4)
Net unrealized gains on derivative instruments	14.3	2.9
Minimum pension liability	(79.0)	(74.9)
Unrealized gain on available-for-sale securities	10.8	—

Total	$1.0	$(146.4)

A summary of components of other comprehensive income (loss) reported on the Consolidated Statement of Stockholders’ Equity for the years ended December 31, 2003, 2002 and 2001, is as follows:

	Before-minority interest and tax amount	Minority Interest	Income Tax	After-minority interest and tax amount
December 31, 2003
Foreign currency translation adjustment	$129.3	$—	$—	$129.3
Net unrealized gains on derivative instruments	19.1	(0.7)	(7.0)	11.4
Minimum pension liability	(13.1)	6.5	2.5	(4.1)
Unrealized gain on available-for-sale securities	10.8	—	—	10.8

Total	$146.1	$5.8	$(4.5)	$147.4

December 31, 2002
Foreign currency translation adjustment	$1.1	$—	$—	$1.1
Net unrealized gains (losses) on derivative instruments	30.2	—	(10.7)	19.5
Minimum pension liability	(95.7)	—	45.8	(49.9)

Total	$(64.4)	$—	$35.1	$(29.3)

December 31, 2001
Foreign currency translation adjustment	$(16.9)	$—	$—	$(16.9)
Cumulative effect of adopting SFAS No. 133	4.8	—	(1.9)	2.9
Net unrealized gains (losses) on derivative instruments	(30.3)	—	10.8	(19.5)
Minimum pension liability	(25.0)	—	—	(25.0)

Total	$(67.4)	$—	$8.9	$(58.5)

11.	FINANCING ARRANGEMENTS

Short-term borrowings were $6.3 million and $3.7 million as of December 31, 2003 and 2002, respectively, which primarily consisted of bank debt. The weighted average interest rate on short-term borrowings was 2.0 percent and 8.5 percent for 2003 and 2002, respectively.

Long-term debt as of December 31 consisted of the following:

	2003	2002
6.50% notes due 2003	$—	$98.3
8.75% senior notes due 2004	5.7	5.7
6.55% notes due 2005	9.6	150.0
7.625% notes due 2005	26.9	300.0
Revolving credit facility due 2006	—	28.0
Term loan facility due 2006	258.3	261.1
6.875% debentures due 2007	150.0	150.0
7.00% senior notes due 2008	150.0	150.0
10.875% senior notes due 2008	400.0	400.0
10.875% senior notes due 2008 - discount	(3.0)	(3.7)
11.25% senior notes due 2011	417.5	417.5
11.25% senior notes due 2011 – premium	6.2	7.1
9.45% senior debentures due 2011	18.5	18.5
10.875% senior notes due 2013	400.0	—
10.875% senior notes due 2013 - discount	(8.5)	—
7.375% debentures due 2018	90.0	90.0
7.70% Industrial revenue bonds due 2022	27.1	27.1
7.30% debentures due 2028	150.0	150.0
Other	12.2	18.2

	2,110.5	2,267.8
Less current portion	19.1	102.5

Total long-term debt, less current maturities	$2,091.4	$2,165.3

In May 2001, the Company entered into a senior secured credit facility pursuant to a credit agreement. The credit facility, as amended and restated (Credit Facility) consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and of a term loan facility (Term Loan Facility) of $258.3 million. As of December 31, 2003, the Company had nothing drawn under the Revolving Credit Facility, outstanding letters of credit totaling $82.4 million, $1.5 million of which do not reduce availability under the Revolving Credit Facility, and $258.3 million outstanding under the Term Loan Facility. Available additional borrowings under the Revolving Credit Facility as of December 31, 2003, were approximately $129.1 million. The Credit Facility contains certain covenants that limit Company actions, including capital expenditures, the payment of dividends, and repurchases or redemptions of capital stock and other matters customarily restricted in such agreements. Under the covenants limiting the payment of dividends, as of December 31, 2003, the Company had $33.6 million available for the payment of cash dividends with respect to its common stock. The amount available for payment of dividends under this covenant is increased by 25 percent of cumulative Consolidated Net Income (as defined) for each fiscal year. Additionally, after the payment of any future cash dividends on common stock, the Company must have at least $50.0 million of additional borrowings available under the Revolving Credit Facility.

Concurrent with the closing of the Credit Facility, IMC issued $400.0 million aggregate principal amount of 10.875 percent senior notes due 2008 (Seven Year Notes) and $200.0 million aggregate principal amount of 11.25 percent senior notes due 2011 (Ten Year Notes). On November 2, 2001, IMC issued an additional $100.0 million of the Ten Year Notes (November Note Offering). On December 10, 2002, IMC issued an additional $117.5 million of the Ten Year Notes (December Note Offering and together with the Seven Year Notes, the Ten Year Notes and the November Note Offering, Notes). The proceeds of the December Note Offering were used: (i) to redeem all of IMC’s remaining $98.3 million of the 6.50 percent senior notes due August 1, 2003 in January 2003; (ii) pay related fees and expenses; and (iii) for general corporate purposes. The indentures under which the Notes were issued contain covenants that limit certain matters. In addition, prior to the time that the Notes receive an investment grade rating from both Standard & Poor’s Ratings Group as well as Moody’s Investor’s Services Inc. and the fall-away event is satisfied, covenants contained in the indentures limit IMC’s ability and the ability of its restricted subsidiaries to, among other things, pay dividends on, redeem or repurchase IMC’s capital stock. If IMC experiences specific kinds of changes of control prior to the fall-away event, holders of the Notes will have the right to require IMC to purchase their Notes, in whole or in part, at a price equal to 101 percent of the principal amount thereon, together with any accrued or unpaid interest to the date of purchase.

On December 17, 2003, the Company received $12.4 million related to the sale of Compass shares. In accordance with the terms of the Credit Facility, this cash was deposited in an escrow account and offered to the Term Loan Facility holders. On January 21, 2004, $6.6 million was transferred out of escrow for payout to the Term Loan Facility holders, reducing the amount of the Term Loan Facility to $251.7 million and the remaining $5.8 million was released to the Company.

The Revolving Credit Facility is scheduled to mature on May 17, 2006 while the Term Loan Facility is scheduled to mature on November 17, 2006. If the Company does not refinance and repay in full all of the 7.625 percent Senior Notes due 2005 and 6.55 percent Senior Notes due 2005 (2005 Senior Notes) with proceeds from the issuance of Permitted Debt Securities prior to October 15, 2004, then the Revolving Credit and Term Loan Facilities will mature on October 15, 2004. Permitted Debt Securities are defined in the Credit Facility to mean unsecured debt securities issued by the Company that (i) mature later than, and do not require any amortization or similar scheduled principal payments prior to, May 31, 2007, and (ii) have terms and conditions (other than with respect to interest rates and redemption premiums) no less favorable to the Company and the lenders than those of the Notes. In 2003 the Company refinanced $413.5 million of the 2005 Senior Notes. As of December 31, 2003 a total of $36.5 million of the 2005 Senior Notes remained outstanding ($9.6 million of the 6.55 percent and $26.9 million of the 7.625 percent). The Company is seeking to obtain certain amendments to the Credit Facility, primarily to amend a requirement that IMC refinance the remaining 2005 Senior Notes to October 15, 2004, and also, among other things, modifying financial ratio covenant levels for 2004. Absent an amendment, should the remainder of the 2005 Senior Notes not be refinanced in full prior to October 15, 2004, the Credit Facility would mature on October 15, 2004. The Company is seeking the ability to repay approximately $10.0 million of the 2005 Senior Notes at maturity in January 2005 and to extend the date by which it must refinance the remaining balance of the 2005 Senior Notes to March 2005. In order to obtain the amendment pertaining specifically to the extension of the maturity date, the Company must obtain unanimous consent from the participants in the Credit Facility. The other amendments, including the modifying of covenant levels, require only a majority vote of the participants in the Credit Facility.

There can be no assurance that the Company will be able to either refinance the 2005 Senior Notes or obtain an amendment to its Credit Facility removing the requirement to refinance.

Prior to the maturity date of the Revolving Credit Facility, funds may be borrowed, repaid and reborrowed under the Revolving Credit Facility without premium or penalty. Amounts repaid in respect of the Term Loan Facility may not be reborrowed.

The Credit Facility is guaranteed by substantially all of the Company’s direct and indirect domestic subsidiaries, as well as by certain direct and indirect foreign subsidiaries. The Credit Facility is secured by: (i) a pledge of certain equity interests and intercompany debt held by the Company and the subsidiary guarantors in their subsidiaries; (ii) a security interest in accounts receivable and inventory; and (iii) mortgages on certain of the Company’s potash mining and production facilities, with a net book value of $290.2 million as of December 31, 2003.

The Credit Facility requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility). Certain of such tests were amended on February 21, 2003 (February Amendment). Among other things, the February Amendment reduced the maximum permitted aggregate annual amount of capital expenditures, joint venture investments and certain monetary acquisitions the Company and its subsidiaries may make to $160.0 million for 2003 and $250.0 million thereafter. In addition, the maximum aggregate monetary acquisition consideration for certain types of future business acquisitions was limited to $10.0 million. The February Amendment also modified the existing limitations on indebtedness to allow for a new secured financing up to $55.0 million, which financing was completed in May 2003 and is further described below. The Company was in compliance with the provisions of the Credit Facility as amended by the February Amendment throughout 2003.

Interest rates associated with the Term Loan Facility and the Revolving Credit Facility vary depending upon the Company’s leverage ratio. With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 150.0 to 225.0 basis points or LIBOR plus 250.0 to 325.0 basis points (depending on the Company’s leverage ratio). Interest on loans under the Term Loan Facility is calculated at either prime plus 275.0 to 300.0 basis points or LIBOR plus 375.0 to 400.0 basis points. Based on the amended pricing, the Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 325.0 basis points and LIBOR plus 400.0 basis points, respectively, as of December 31, 2003, which reflects a 25.0 basis point increase as a result of the February Amendment.

In May 2003, IMC USA Inc. LLC (IMC USA) entered into a five year $55.0 million revolving credit facility (Potash Facility) allowing it to borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the Potash Facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points), and are secured by IMC USA’s accounts receivable and inventory. The Potash Facility is available for general corporate purposes of IMC USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by IMC USA Holdings Inc., a subsidiary of the Company and the parent of IMC USA. Neither the Company, nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of December 31, 2003, the Potash Facility had a borrowing base that could support borrowings up to $31.3 million, of which IMC USA had full availability.

In June 2003, the Company sold the Preferred Shares for net proceeds of $133.1 million. The Preferred Shares have a dividend yield of 7.5 percent, a 22 percent conversion premium (for an equivalent conversion price of $7.76 per common share) and will mandatorily convert into shares of the Company’s common stock on July 1, 2006. The net proceeds of the offering were used for general corporate purposes, which included funding working capital and debt reduction. The Credit Facility limits the amount of annual cash dividends on the Preferred Shares to $20.0 million. This amount is greater than the required annual dividends on the Preferred Shares.

The Preferred Shares have an initial conversion rate of not more than 7.8616 shares of the Company’s common stock and not less than 6.4440 shares of the Company’s common stock, based upon the average market price of the Company’s common stock. At any time prior to the mandatory conversion of the Preferred Shares, the holder may elect to convert each of such holder’s Preferred Shares into 6.4440 shares of the Company’s common stock. In addition, if the closing price per share of the Company’s common stock exceeds $11.64 for at least 20 trading days within a period of 30 consecutive trading days, the Company may elect to cause the conversion of all of the Preferred Shares then outstanding for shares of common stock at a conversion rate of 6.4440 shares of common stock for each Preferred Share; in such event the Company must also pay the holder, in cash, the present value of all the remaining dividend payments up to and including July 1, 2006. In the event of a merger, acquisition or consolidation in which at least 30 percent of the consideration for shares of the Company’s common stock consists of cash or cash equivalents, each holder of Preferred Shares will have the right to convert such holder’s Preferred Shares into common stock at the mandatory conversion rate. The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the average market price of the Company’s common stock. The conversion rates and the numbers of shares of the Company’s common stock issuable upon a conversion are subject to anti-dilution adjustments under certain circumstances.

Dividends on the Preferred Shares are cumulative. Dividend rights and liquidation preferences of the Preferred Shares are senior to those of the Company’s common stock. The Company is permitted (subject to compliance with the registration provisions under the Securities Act of 1933 and other applicable requirements) to pay dividends on the Preferred Shares by delivering common stock to the transfer agent for the Preferred Shares, which common stock would be sold to pay the dividend.

Holders of the Preferred Shares do not have voting rights except, in general: (i) as required by applicable Delaware law; (ii) the right (together with holders of other preferred stock having dividend preferences similar to the Preferred Shares) to elect two directors in the event dividends on the Preferred Shares (and any other such preferred stock) are not paid for six quarters; (iii) in the event of certain amendments to the Company’s certificate of incorporation that adversely affect the holders of Preferred Shares; and (iv) in connection with certain issuances or authorizations of securities having dividend or liquidation preferences senior to the Preferred Shares.

On August 1, 2003 the Company issued $400.0 million principal amount of 10.875 percent Notes due 2013 for net proceeds before fees and expenses of $391.1 million (August Note Offering). The proceeds of the August Note Offering, together with $59.4 million of proceeds from the Preferred Shares were used to: (i) repurchase $140.4 million of the Company’s 6.55 percent notes due 2005 and $273.1 million of the 7.625 percent notes due 2005 pursuant to tender offers (Tender Offers) completed on August 1, 2003; (ii) pay $23.3 million tender premiums related to the Tender Offers; (iii) pay $5.6 million of accrued interest related to the repurchased notes; and (iv) pay related fees and expenses. The 10.875 percent notes due 2013 contain covenants similar to and rank pari pasu with the Notes. The Notes contain certain covenants that limit Company actions including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of December 31, 2003, the Company had $22.2 million available for the payment of cash dividends with respect to its common and preferred stock.

The Notes are guaranteed by the same subsidiaries of the Company that guaranteed the Credit Facility, except IMC Phosphates MP Inc. (MP Co.), which has been designated as an unrestricted subsidiary and is, therefore, not a guarantor of the Notes. MP Co. has immaterial assets and income and is the managing general partner of IMC Phosphates (Note 20).

The Company recorded a $25.2 million, $17.1 million after-tax or $0.15 per share, non-operating charge in the third quarter of 2003 for bond tender premiums and fees related to the Tender Offers.

As of December 31, 2003, the estimated fair value of long-term debt was approximately $77.8 million more than the carrying amount of such debt. The fair value was estimated based on each debt instrument’s market price as of December 31, 2003.

Cash interest payments were $180.9 million, $189.7 million and $204.8 million for 2003, 2002 and 2001, respectively.

Scheduled maturities, excluding revolving credit facilities, were as follows:

2004	$19.1
2005	$44.3
2006	$247.6
2007	$151.5
2008	$548.6
Thereafter	$1,099.4

12.	PENSION PLANS AND OTHER BENEFITS

The Company has non-contributory pension plans (Pension Plans) for a majority of its employees. Benefits are based on a combination of years of service and compensation levels, depending on the plan. The U.S. salaried and non-union hourly pension plans were amended in 2003 to provide that no participant will accrue any further benefits under such plan after March 31, 2003. The U.S. union pension plan was amended in 2003 to allow participants covered by certain collective bargaining agreements to freeze their benefit accruals under such plan and begin participating in the Defined Contribution Retirement Plan feature of the union savings plan effective January 1, 2004. Additionally, represented employees with certain unions hired on or after June 1, 2003, are not eligible to participate in the U.S. union pension plan. Generally, contributions to the U.S. plans are made to meet minimum funding requirements of the Employee Retirement Income Security Act of 1974, while contributions to Canadian plans are made in accordance with Pension Benefits Acts instituted by the provinces of Saskatchewan and Ontario. Certain employees in the U.S. and Canada, whose pension benefits exceed Internal Revenue Code and Revenue Canada limitations, respectively, are covered by supplementary non-qualified, unfunded pension plans.

The Pension Plans’ assets consist mainly of domestic corporate equity securities, U.S. government securities, corporate debt securities, international equity securities, real estate investment funds, units of participation in a collective short-term investment fund and private equity funds. The weighted-average asset allocation of the Pension Plans’ assets as of December 31 were:

	2003	2002
Asset Category
Equity securities	72%	64%
Debt securities	23%	28%
Real estate	4%	4%
Other	1%	4%

	100%	100%

The investment objectives for the Pension Plans’ assets are as follows: (i) achieve a nominal annualized rate of return equal to or greater than the actuarially assumed investment return over ten to twenty-year periods; (ii) achieve an annualized rate of return of the Consumer Price Index plus 5 percent over ten to twenty-year periods; (iii) realize annual, three and five-year annualized rates of returns consistent with or in excess of specific respective market benchmarks at the individual asset class level; and (iv) achieve an overall return of the Pension Plans’ assets consistent with or in excess of the total fund benchmark, which is a hybrid benchmark customized to reflect the trust’s asset allocation and performance objectives. This benchmark is currently comprised of the following indices and their respective weightings: 36 percent S&P 500, 9 percent Russell 2500, 5 percent equally weighted blend of Cambridge Venture and Private Equity indices, 15 percent Morgan Stanley Capital International World ex-U.S., 5 percent Morgan Stanley Capital International Emerging Markets, 20 percent Lehmann Bond Aggregate, 5 percent Salomon Brothers Inflation Linked and 5 percent National Council of Real Estate Investment Fiduciaries Property.

The investment structure has an overall commitment to equity securities of approximately 70 percent that is intended to provide the desired risk/return trade-off and, over the long-term, the level of returns sufficient to achieve the Company’s investment goals and objectives for the Pension Plans’ assets while covering near term cash flow obligations with fixed income in order to protect the Pension Plans from a forced liquidation of equities at the bottom of a cycle.

The approach used to develop the long-term rate of return combines an analysis of historical performance, the drivers of investment performance by asset class, and current economic fundamentals. For returns, the Company utilized a building block approach starting with inflation expectations and added an expected real return to arrive at a long-term nominal expected return for each asset class. Long-term expected real returns are derived in the context of future expectations of the U.S. Treasury real yield curve.

The Company also provides certain health care benefit plans for certain retired employees (Benefit Plans). The Benefit Plans may be either contributory or non-contributory and contain certain other cost-sharing features such as deductibles and coinsurance. The Benefit Plans are unfunded. Employees are not vested and such benefits are subject to change.

Certain changes were made to the U.S. salaried and non-union hourly employees retiree medical programs during 2003. The retiree medical program for certain salaried and non-union retirees age 65 and over was terminated effective January 1, 2004. The retiree medical program for salaried and non-union hourly retirees under age 65 will end at age 65. The retiree medical program for certain active salaried and non-union hourly employees was terminated effective April 1, 2003. Coverage changes and termination of certain post-65 retiree medical benefits also were effective April 1, 2003.

Certain changes were also made to the retiree medical program for U.S. union hourly employees of IMC effective June 1, 2003. Pursuant to a collective bargaining agreement, certain union represented employees hired on or after June 1, 2003, are not eligible to participate in the retiree medical program for U.S. union hourly employees of IMC.

The Company reserves the right to amend, modify, or terminate the plans at any time at its sole discretion. Amendments, modifications, or termination of the plans that have a financial impact of $0.5 million or more to the Company in any single year require the approval of the Compensation Committee of the Board of Directors. Amendments, modifications, or termination of the plans that have a financial impact of less than $0.5 million to the Company in any single year must be reviewed and approved by the Employee Benefits Committee.

In December 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Act) was signed into law. The Act expands Medicare, primarily by adding a prescription drug benefit for Medicare-eligibles starting in 2006. The Act provides employers currently sponsoring prescription drug programs for Medicare-eligibles with a range of options for coordinating with the new government-sponsored program to potentially reduce program cost. These options include supplementing the government program on a secondary payor basis or accepting a direct subsidy from the government to support a portion of the cost of the employer’s program.

SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions requires that presently enacted changes in law impacting employer-sponsored retiree health care programs which take effect in future periods be considered in current-period measurements for benefits expected to be provided in those future periods. Therefore, under SFAS No. 106 guidance, measures of plan liabilities and annual expense on or after the date of enactment should reflect the effects of the Act.

Also in December 2003, the FASB staff issued FASB Staff Position SFAS No. 106-1, which allows for a one-time election to defer the accounting for the Act. The Company has chosen to defer recognition of the potential effects of the Act in these 2003 disclosures. Therefore, the Benefit Plans reported in these financial statements do not yet reflect any potential impact of the Act. Specific, authoritative guidance on the accounting for the government subsidy is pending and that guidance, when issued, could require the Company to change previously reported information.

In 2004, the Company intends to review the Benefit Plans in light of the Act. The Company will most likely amend Benefit Plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, the Company anticipates that the Benefit Plans’ obligations and costs could be reduced once those amendments are adopted and or the government subsidies are considered.

The following table sets forth pension and postretirement obligations as well as plan assets for the Company’s defined benefit plans, based on a September 30 measurement date, as of December 31:

	Pension Plans		Benefits Plans
	2003	2002	2003	2002
Change in benefit obligation:
Benefit obligation as of January 1	$436.2	$397.2	$216.5	$194.4
Service cost	6.8	8.3	1.7	2.0
Interest cost	28.2	28.9	10.7	13.9
Plan amendment	2.1	—	(82.8)	—
Effect of settlements	—	—	1.2	—
Actuarial (gain) loss	24.5	22.7	(16.9)	20.8
Benefits paid	(32.4)	(20.5)	(15.4)	(15.7)
Curtailments	(37.5)	—	—	—
Currency fluctuations	21.4	(0.4)	—	—
Other	—	—	0.5	1.1

Benefit obligation as of December 31	$449.3	$436.2	$115.5	$216.5

Change in plan assets:
Fair value as of January 1	$290.7	$331.0	$—	$—
Actual return	50.8	(31.8)	—	—
Company contribution	6.7	12.3	14.9	14.6
Currency fluctuations	17.0	(0.3)	—	—
Benefits paid	(32.4)	(20.5)	(15.4)	(15.7)
Other	—	—	0.5	1.1

Fair value as of December 31	$332.8	$290.7	$—	$—

Funded status of the plan	$(116.5)	$(145.5)	$(115.5)	$(216.5)
Unrecognized net loss	136.7	163.2	4.3	20.9
Unrecognized transition asset	(0.6)	(0.6)	(1.1)	(1.2)
Unrecognized prior service (benefit) cost	18.6	19.6	(75.6)	(3.8)

Prepaid (accrued) benefit cost	$38.2	$36.7	$(187.9)	$(200.6)

Amounts recognized in the consolidated balance sheet:
Prepaid benefit cost	$—	$0.7	$—	$—
Accrued benefit liability	(114.3)	(104.0)	(187.9)	(200.6)
Intangible asset	18.7	19.3	—	—
Accumulated other comprehensive loss (pre-tax)	133.8	120.7	—	—

Total recognized	$38.2	$36.7	$(187.9)	$(200.6)

As of the September 30 measurement date, the total accumulated benefit obligation on the Company’s Pension Plans was $442.0 million and $388.8 million for 2003 and 2002, respectively.

The currency fluctuations resulted from a significant strengthening of the Canadian dollar versus the U.S. dollar during 2003.

The Company estimates that contributions to the Pension Plans will be $38.1 million in 2004. Contributions made to the Benefit Plans are not expected to exceed $14.9 million for 2004.

Amounts applicable to Pension Plans with accumulated benefit obligations and projected benefit obligations in excess of plan assets were as follows:

	2003	2002
Projected benefit obligation	$306.8	$428.3
Accumulated benefit obligation	$299.6	$382.2
Fair value of plan assets	$184.5	$283.4

In addition, amounts applicable to Pension Plans with only a projected benefit obligation in excess of plan assets were a projected benefit obligation of zero and $7.9 million and fair value of plan assets of zero and $7.3 million in 2003 and 2002, respectively.

The Company’s weighted-average actuarial assumptions used to measure benefit obligations were as follows:

	Pension Plans		Benefit Plans
	2003	2002	2003	2002
Discount rate	6.37%	6.95%	6.50%	7.00%
Expected return on plan assets	8.50%	9.00%	—	—
Rate of compensation increase	3.25%	4.63%	—	—

In measuring the Benefit Plans’ obligations, a 9.0 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2003, decreasing gradually to 5.0 percent in 2007 and thereafter; and a 9.5 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 2003, decreasing gradually to 5.5 percent in 2007 and thereafter.

The components of net pension and other benefits costs were:

	Pension Plans			Benefit Plans
	2003	2002	2001	2003	2002	2001
Service cost for benefits earned during the year	$6.8	$8.3	$8.0	$1.7	$2.0	$1.9
Interest cost on projected benefit obligation	28.2	28.9	28.2	10.7	13.9	13.5
Return on plan assets	(31.8)	(36.1)	(36.9)	—	—	—
Net amortization and deferral	6.4	3.5	2.2	(7.9)	(1.1)	(1.7)
Curtailments and settlements	0.4	—	1.0	(3.0)	—	0.3

Net pension and other benefits expense	$10.0	$4.6	$2.5	$1.5	$14.8	$14.0

The Company’s weighted-average actuarial assumptions to determine net benefit cost were as follows:

	Pension Plans		Benefit Plans
	2003	2002	2003	2002
Discount rate	6.95%	7.40%	7.00%	7.50%
Expected return on plan assets	9.00%	9.39%	—	—
Rate of compensation increase	4.63%	4.68%	—	—

In measuring the Benefit Plans’ net benefit cost, a 10.0 percent annual rate of increase in the per capita cost of covered pre-65 health care benefits was assumed for 2003, decreasing gradually to 5.0 percent in 2008 and thereafter; and a 10.5 percent annual rate of increase in the per capita cost of covered post-65 health care benefits was assumed for 2003, decreasing gradually to 5.5 percent in 2008 and thereafter.

The assumed health care cost trend rate has a significant effect on the amounts reported. A one-percentage-point change in the assumed health care cost trend rate would have the following effects:

	One Percentage Point Increase	One Percentage Point Decrease
Effect on total service and interest cost components	$0.6	$(0.6)
Effect on postretirement benefit obligation	$3.2	$(3.0)

The Company has defined contribution and pre-tax savings plans (Savings Plans) for certain employees in the U.S. and Canada. Under each of the Savings Plans, participants are permitted to defer a portion of their compensation. Company contributions to the Savings Plans are based on a percentage of employee contributions. The Savings Plans for salaried and non-union hourly employees have a profit sharing feature. The Company contribution to the profit sharing feature is based on the employee’s age and eligible pay and the Company’s financial performance. Effective April 1, 2003, certain participants in the U.S. salaried and non-union hourly pension plan commenced participation in the profit sharing feature of the U.S. savings plan for salaried and non-union hourly employees. Effective June 1, 2003, pursuant to certain collective bargaining agreements, the Company added a defined contribution retirement plan feature to the U.S. union savings plan. The Company contribution to the defined contribution retirement plan feature is based on a percentage of employee’s eligible base pay. The U.S. union savings plan became the primary retirement vehicle for employees covered by certain collective bargaining agreements who were hired on or after June 1, 2003. Additionally, represented employees with certain unions who were participants in the U.S. union pension plan as of December 31, 2003 were given the option of remaining in such plan or of becoming a participant in the U.S. union savings plan effective January 1, 2004. The expense attributable to these Savings Plans was $13.3 million, $10.5 million and $9.1 million in 2003, 2002 and 2001, respectively.

In addition, the Company provides benefits such as workers’ compensation and disability to certain former or inactive employees after employment but before retirement.

13.	INCOME TAXES

The provision (benefit) for income taxes from continuing operations for the years ended December 31 consisted of the following:

	2003	2002	2001
Current:
Federal	$1.1	$2.0	$—
State and local	1.0	1.0	—
Foreign	37.4	58.7	50.0

	39.5	61.7	50.0

Deferred:
Federal	(74.2)	(21.7)	(63.0)
State and local	(9.1)	(5.7)	(6.5)
Foreign	7.3	(4.5)	9.1

	(76.0)	(31.9)	(60.4)

Provision (benefit) for income taxes	$(36.5)	$29.8	$(10.4)

The components of Earnings (loss) from continuing operations before income taxes, and the effects of significant adjustments to tax computed at the federal statutory rate, were as follows:

	2003	2002	2001
Domestic loss	$(145.6)	$(91.1)	$(170.6)
Foreign earnings	71.5	107.1	118.2

Earnings (loss) from continuing operations before income taxes	$(74.1)	$16.0	$(52.4)

Computed tax at the federal statutory rate of 35%	$(25.9)	$5.6	$(18.3)
Foreign income and withholding taxes	34.4	26.8	38.0
Percentage depletion in excess of basis	(31.0)	(30.3)	(32.2)
State income taxes, net of federal income tax benefit	(3.3)	(3.1)	(4.2)
Benefit of foreign sales corporation / ETI deduction	(0.3)	(0.4)	(1.3)
Amortization of goodwill	—	—	3.0
Adjustment to prior year tax accruals	13.6	6.1	10.0
Impact of net operating loss carryback	—	24.7	—
Dividend received deductions allowed for tax purposes	(5.6)	—	—
Utilization of Capital Loss Carryforwards	(18.9)	—	—
Other items (none in excess of 5% of computed tax)	0.5	0.4	(5.4)

Provision (benefit) for income taxes	$(36.5)	$29.8	$(10.4)

Effective tax rate	49.3%	n/m	19.8%

n/m - not meaningful.

The Company has no present intention of remitting undistributed earnings of foreign subsidiaries aggregating $486.9 million as of December 31, 2003, and accordingly, no deferred tax liability has been established relative to these earnings. If these amounts were not considered permanently reinvested, a deferred tax liability of approximately $42.7 million would have been required.

In March 2003, the Company elected to carry back a federal tax net operating loss under a federal tax law provision enacted in 2002 which allowed such loss to be carried back five years rather than the normal two year period, which resulted in a cash refund of approximately $30.0 million. The carryback had the effect of converting tax credits previously utilized into tax credit carryforwards for which the Company does not record current benefits, resulting in a charge of $24.7 million being included in the 2002 Provision for income taxes. Under applicable GAAP, the effect of this decision was recognized in the 2002 consolidated financial statements.

Income taxes paid, net of refunds received, were $26.7 million, $48.1 million and $48.9 million for 2003, 2002 and 2001, respectively.

Significant components of the Company’s deferred tax liabilities and assets as of December 31 were as follows:

	2003	2002
Deferred tax liabilities:
Property, plant and equipment	$(234.4)	$(209.9)
Partnership tax bases differences	(314.9)	(318.4)
Other liabilities	(106.1)	(120.3)

Total deferred tax liabilities	(655.4)	(648.6)
Deferred tax assets:
Alternative minimum tax credit carryforwards	139.0	138.6
Capital loss carryforwards	173.3	116.4
Net operating loss carryforwards	273.6	158.7
Foreign tax credit carryforwards	130.3	131.1
Employee and retiree benefits	24.9	76.5
Reclamation and decommissioning accruals	44.5	34.0
Restructuring charges	7.1	14.9
Discontinued operations	26.3	81.6
Other assets	132.3	104.6

Subtotal	951.3	856.4
Valuation allowance	(308.7)	(253.8)

Total deferred tax assets	642.6	602.6

Net deferred tax liabilities	$(12.8)	$(46.0)

As of December 31, 2003, the Company had estimated carryforwards for tax purposes as follows: alternative minimum tax credits of $139.0 million; net operating losses of $708.8 million; capital losses of $456.0 million; and foreign tax credits of $130.3 million.

The alternative minimum tax credit carryforwards can be carried forward indefinitely. The net operating loss carryforwards have expiration dates ranging from 2007 through 2024. The majority of the capital loss carryforwards expire in 2007. The foreign tax credit carryforwards have expiration dates ranging from 2004 through 2007. The investment tax credit and other general business credit carryforwards have expiration dates ranging from 2004 through 2006.

Some of these carryforward benefits may be subject to limitations imposed by the Internal Revenue Code. Due to the uncertainty of the realization of certain tax carryforwards, the Company has established a valuation allowance against these carryforward benefits in the amount of $308.7 million. The increase in the valuation allowance of

$54.9 million during 2003 resulted from changes in the estimated amounts of certain tax carryforwards for which a valuation allowance has been established. Except to the extent that valuation allowances have been established, the Company believes the above noted limitations will not prevent the carryforward benefits from being realized.

14.	CAPITAL STOCK

Pursuant to a Stockholder Rights Plan adopted by the Company in May 1999, a dividend of one preferred stock purchase right (Right) for each outstanding share of common stock of the Company was issued on June 21, 1999 to stockholders of record on that date. Under certain conditions, each Right may be exercised to purchase one one-thousandth of a share of Series D Junior Participating Preferred Stock, par value $1 per share, at a price of $90, subject to adjustment. Each one one-thousandth share of this preferred stock is designed to participate in dividends and vote on essentially equivalent terms with a whole share of common stock. The Rights generally become exercisable apart from the common stock only if a person or group acquires 15 percent or more of the outstanding common stock, or commences a tender offer for 15 percent or more of the outstanding common stock. After the acquisition by a person or group of 15 percent or more of the outstanding common stock, or a tender offer for 15 percent or more of the outstanding common stock, each Right will entitle the holder (other than the person or group making the acquisition or tender offer, whose rights become null and void) to purchase, at the then-current exercise price of the Right, a number of shares of common stock having a market value at that time of twice the exercise price. If the Company is acquired in a merger or other business combination transaction, or 50 percent or more of its consolidated assets or earnings power are sold after a person or group has become the owner of 15 percent or more of the Company’s outstanding common stock, each holder of a Right will have the right to receive, upon exercise of the Right, the number of shares of common stock of the acquiring company that at the time of the transaction will have a market value of two times the exercise price of the Right. The Rights may be redeemed at a price of $0.01 per Right under certain circumstances prior to their expiration on June 21, 2009. No event during 2003 made the Rights exercisable. The Stockholder Rights Plan was amended on January 26, 2004 so that the Rights will not become exercisable as a result of the acquisition of the Company’s common stock pursuant to and in accordance with the terms of the definitive agreement for the merger with Cargill.

The Company may acquire shares of its stock on an ongoing basis, subject to the restrictions of the Credit Facility and the indentures related to the Notes as set forth in Note 11, and is authorized as of December 31, 2003 to purchase up to 4.5 million shares. In the first quarter of 2000, the Company’s Board of Directors authorized the purchase of up to an additional 5.4 million shares through the use of the Forward executed by a third party financial institution. Under this authorization, the Company entered into a forward repurchase contract pursuant to which a financial institution purchased the entire 5.4 million shares during the first quarter of 2000. The Forward required the Company to: (i) repurchase the shares on or before March 18, 2002 at $14.73 per share; or (ii) provide for the public resale of those shares and either pay the difference between approximately $79.5 million and the net proceeds from that sale or issue to the financial institution additional shares of the Company’s common stock to generate proceeds equal to such difference.

Management considers market conditions, alternate uses of cash and shareholder returns, among other factors, when evaluating share repurchases.

15.	STOCK PLANS

The Company has various stock plans (Stock Plans) under which it may grant non-qualified stock options, stock appreciation rights (SARs) and restricted stock awards to officers and key managers of the Company, accounted for under APB No. 25, Accounting for Stock Issued to Employees. The Company also has a non-qualified stock option plan for non-employee directors. The Stock Plans, as amended, provide for the issuance of a maximum of 22.5 million shares of common stock of the Company, which may be authorized but unissued shares or treasury shares.

Under the terms of the Stock Plans, the option price per share may not be less than 100 percent of the fair market value of the Company’s common stock on the date of the grant. In general, stock options and SARs granted under the Stock Plans extend for ten years and generally become exercisable either 50 percent one year after the date of the grant and 100 percent two years after the date of the grant, or in one-third increments: one-third one year after the date of the grant, two-thirds two years after the date of the grant and 100 percent three years after the date of the grant. There were no SARs granted or exercised in 2003, 2002 or 2001. When exercised, all SARs are settled with cash payments to employees. The Company recognized expense for restricted stock awards of $1.4 million, $1.1 million and $0.7 million, net of tax, for the years ended December 31, 2003, 2002 and 2001, respectively.

The following table summarizes stock option activity:

	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding as of January 1	13,790,420	$19.99	13,948,760	$20.79	11,041,369	$23.92
Granted	1,650,690	$10.70	918,559	$15.09	4,094,673	$11.99
Exercised	—	$—	—	$—	—	$—
Cancelled	1,721,407	$21.49	1,076,899	$26.17	1,187,282	$19.55

Outstanding as of December 31	13,719,703	$18.68	13,790,420	$19.99	13,948,760	$20.79

Exercisable as of December 31	10,140,136	$21.03	9,559,172	$23.13	8,605,175	$25.48
Available for future grant as of December 31	5,085,699		4,959,647		4,549,504

Data related to significant option ranges, weighted average exercise prices and contract lives as of December 31, 2003 was as follows:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Options	Weighted Average Exercise Price
$6.57 to $16.49	8,442,594	7 years	$12.65	4,863,027	$13.11
$16.50 to $24.99	2,547,674	4 years	$21.78	2,547,674	$21.78
$25.00 to $37.49	1,498,105	4 years	$31.02	1,498,105	$31.02
$37.50 to $41.94	1,231,330	3 years	$38.64	1,231,330	$38.64

	13,719,703	6 years	$18.68	10,140,136	$21.03

For the pro forma disclosures contained in Note 1, the estimated fair value of the options is amortized to expense over their vesting period. Weighted average fair values of options as of their grant date during 2003, 2002 and 2001 were $3.65, $5.03 and $4.06, respectively. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not provide a reliable single measure of the value of the employee stock options. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model using the following assumptions:

	2003		2002		2001
Expected dividend yield	0.68%		0.66%		1.28%
Expected stock price volatility	31.1	%-32.9%	33.1	%-33.5%	30.5%
Risk-free interest rate (7 year government)	3.1	%-3.7%	4.7	%-5.1%	4.9%
Expected life of options	6 years		6 years		6 years

16.	COMMITMENTS

The Company purchases sulphur, natural gas, ammonia, electricity and coal from third parties under contracts extending from one to four years. Purchases under these contracts are generally based on prevailing market prices. The Company is also in the third year of a seven year transportation contract for rock and in the second year of a ten year transportation and terminaling contract for sulphur.

The Company leases plants, warehouses, terminals, office facilities, railcars and various types of equipment under operating leases with lease terms generally ranging from one to ten years.

A schedule of future minimum long-term purchase commitments, based on December 31, 2003 market prices, and minimum lease payments under non-cancelable operating leases as of December 31, 2003 follows:

	Purchase Commitments	Operating Leases
2004	$498.8	$27.7
2005	151.7	22.8
2006	134.2	16.9
2007	42.6	13.9
2008	30.0	11.8
Subsequent years	111.6	16.6

	$968.9	$109.7

Rental expense for 2003, 2002 and 2001 amounted to $33.2 million, $32.1 million and $26.6 million, respectively. Spending on purchase commitments for 2003, 2002 and 2001 amounted to $454.7 million, $172.5 million and $232.5 million, respectively.

International Minerals & Chemical (Canada) Global Limited, a wholly-owned subsidiary of the Company, is committed under a service agreement with Potash Corporation of Saskatchewan Inc. (PCS) to produce annually from PCS mineral reserves specified quantities of potash for a fixed fee plus a pro rata share of total production and capital costs at the potash mines located at Esterhazy, Saskatchewan. In June 2001, this agreement was automatically extended for another five-year period. The current agreement extends through June 30, 2006 and is renewable at the option of PCS for four additional five-year periods. Potash to be produced for PCS may, at the option of PCS, amount to an annual maximum of 1.05 million tons and a minimum of 0.5 million tons per year. Production of potash for PCS amounted to 1.05 million tons in 2003, 1.05 million tons in 2002, and 0.9 million tons in 2001. These tonnages represented 27 percent, 29 percent and 25 percent of the Esterhazy mines’ total tons produced in 2003, 2002 and 2001, respectively.

In late 2003, Phosphate Chemicals Export Association, Inc. (PhosChem), of which IMC Phosphates is a member, reached an agreement through the year 2005 to supply diammonium phosphate to the China National Agricultural Means of Production Group Corporation (CNAMPGC). Under the contract’s terms, CNAMPGC will receive monthly shipments at prices reflecting the market price at the time of shipment. CNAMPGC is a state company with government authority for the import of fertilizers into China.

17.	CONTINGENCIES

Mining Risks

Since December 1985, Potash has experienced an inflow of water into one of its two interconnected potash mines at Esterhazy, Saskatchewan. As a result, Potash has incurred expenditures, certain of which, due to their nature, have been capitalized while others have been charged to expense, to control the inflow. Since the initial discovery of the inflow, Potash has been able to meet all sales obligations from production at the mines. Potash has considered alternatives to the operational methods employed at Esterhazy. However, the procedures utilized to control the water inflow have proven successful to date, and Potash currently intends to continue conventional shaft mining. Despite the relative success of these measures, there can be no assurance that the amounts required for remedial efforts will not increase in future years or that the water inflow or remediation costs will not increase to a level which would cause Potash to change its mining process or abandon the mines. While shaft mining, in general, poses safety risk to employees, it is the opinion of Potash and its independent advisors that the water inflow at Esterhazy does not create an unacceptable nor unmanageable risk to employees. The current operating approach and related risks are reviewed on a regular basis by management and the Board of Directors.

Pine Level Property Reserves

In October 1996, IMC Phosphates signed an agreement with Consolidated Minerals, Inc. (CMI) for the purchase of real property, Pine Level, containing 109.2 million tons of phosphate rock reserves. The Pine Level reserves are un-permitted phosphate proved and probable reserves in Manatee and Desoto counties with an average grade of 65 percent BPL. In connection with the purchase, IMC Phosphates agreed to obtain all environmental, regulatory and related permits necessary to commence mining on the property.

When the permits necessary to commence mining the property have been obtained, IMC Phosphates is obligated to pay CMI an initial royalty payment of $28.9 million (Initial Royalty). In January 2002, IMC Phosphates exercised its option to extend the permitting period until October 3, 2004, at a cost of $7.2 million, plus interest charges, which will be applied toward the Initial Royalty. In addition to the Initial Royalty, IMC Phosphates is required to pay CMI a mining royalty on phosphate rock mined from the property to the extent the permits are obtained.

On the earlier of (a) ten days after the necessary mining permits have been obtained, or (b) October 3, 2004, IMC Phosphates is required to either (i) pay CMI the remainder of the Initial Royalty amount (Remainder Payment) of $21.7 million; or (ii) give notice to CMI of IMC Phosphates’ intent to not make the Remainder Payment, and CMI will have an option to repurchase the property.

USAC Contract

In March 1994, IMC Phosphates signed an agreement with U.S. Agri-Chemicals (USAC) to supply phosphate rock until 2004. In November 1999, IMC Phosphates and USAC signed an agreement to extend the term until September 2014, with an option for a second extension through September 2024 (New Extended Term). As part of the new agreement, USAC paid $57.0 million (Near Term Payment), plus interest charges, to IMC Phosphates during the year 2000. In the event IMC Phosphates and USAC fail to reach agreement on the New Extended Term pricing, either party may elect to terminate the agreement with regard to the New Extended Term. In such event, IMC Phosphates may be required to refund a prorated share of the Near Term Payment. In addition, since IMC Phosphates did not obtain permits for new mines at Ona or Pine Level by September 1, 2001, it can elect to terminate the agreement effective no later than October 1, 2007 upon three years’ advance written notice. If IMC so elected, IMC Phosphates would be required to repay the amount of the Near Term Payment plus interest charges and less a portion of the costs incurred by IMC in its efforts to obtain permitting. The Near Term Payment was recorded as deferred revenue and is being amortized over the life of the original contract.

Guarantees

In connection with the sale of various businesses over the last few years, the Company has provided certain indemnifications to buyers. These indemnifications are contingent commitments, primarily related to specified environmental matters, legal proceedings and workers’ compensation claims, pending as of the date the businesses were sold. The majority of these indemnifications does not have a set term, but exist so long as the underlying matters to which they relate remain pending. For those matters where a dollar amount is estimable, the maximum potential future payments the Company could be required to make under the indemnifications as of December 31, 2003 was approximately $14.0 million. An estimate could not be made for certain matters because of the current status of these matters. As of December 31, 2003, the Company had recorded a liability of $2.6 million related to these indemnifications.

Environmental Matters

The Company has contingent environmental liabilities that arise principally from three sources: (i) facilities currently or formerly owned by the Company or its predecessors; (ii) facilities adjacent to currently or formerly owned facilities; and (iii) third-party Superfund or state equivalent sites.

At facilities currently or formerly owned by the Company or its corporate predecessors, including FTX, PLP and their corporate predecessors, the historical use and handling of regulated chemical substances, crop and animal nutrients and additives as well as by-product or process tailings have resulted in soil, surface water and groundwater contamination. Spills or other releases of regulated substances have occurred previously at these facilities, and potentially could occur in the future, possibly requiring the Company to undertake or fund cleanup. In some instances, the Company has agreed, pursuant to consent orders or agreements with the appropriate governmental agencies, to undertake certain investigations, which currently are in progress, to determine whether remedial action may be required to address contamination. At other locations, the Company has entered into consent orders or agreements with appropriate governmental agencies to perform required remedial activities that will address identified site conditions. Taking into consideration established accruals, expenditures for these known conditions currently are not expected, individually or in the aggregate, to have a material adverse effect on the Company’s business or financial condition. However, material expenditures by the Company could be required in the future to remediate the contamination at these or at other current or former sites.

In September 1999, Salt terminated operations at its salt solution mining and steam extraction facility in Hutchinson, Kansas. Groundwater beneath that facility contains elevated levels of chloride, which could be derived from a number of potential sources in Hutchinson including natural mineral intrusion, Salt’s operations and other industrial operations. Effective January 8, 2001, Salt entered into a consent order with the Kansas Department of Health and the Environment (KDHE) to conduct a Comprehensive Investigation/Corrective Action Study (CI/CAS) to evaluate the nature, extent and source of this chloride contamination. The CI/CAS work plan submitted to the state of Kansas (State) suggested that Salt’s operations may not be primarily responsible for elevated chloride levels and proposed no additional investigation activities. The Company retained this facility in connection with its sale of Salt. After meeting with the State in February 2002 to discuss the CI/CAS workplan, the Company agreed to submit a revised workplan and to conduct additional evaluations to further delineate the extent of the chloride-impacted groundwater underlying the facility. These evaluations were conducted during December 2003 and January 2004; however, the results are not yet available. Until those evaluations are completed and approved by KDHE, the Company will be unable to determine what remedial action ultimately may be required. Nevertheless, taking into account established accruals, expenditures to address this facility currently are not expected to have a material adverse effect on the Company’s business or financial condition.

From 1910 until 1987, IMC Global Operations Inc. and its predecessors conducted fertilizer manufacturing operations at a facility in Spartanburg, South Carolina. After the Company successfully deconstructed this facility, the U.S. Environmental Protection Agency (EPA) performed an expanded site investigation. Based on the results of such investigation, the EPA did not include the facility on the Superfund National Priorities List. The Company signed an administrative order of consent under Superfund and has taken initial steps to perform a Remedial Investigation/Feasibility Study to evaluate whether any additional remedial activities will be required at the facility. The Company expects to perform such study in 2004. Until such study has been completed and approved by the EPA, the Company will be unable to determine the final cost of any remedial actions that may ultimately be required. Nevertheless, taking into account established accruals, expenditures to address this facility currently are not expected to have a material adverse effect on the Company’s business or financial condition. On April 5, 2001, approximately 900 current or former neighbors of the Spartanburg facility filed individual claims against IMC for alleged personal injury, wrongful death, fear of disease, property damage and violation of civil rights related to these former facility operations (Adams et al. vs. IMC Global Inc. et al., U.S. District Court, District of South Carolina). In 2003, the Company paid plaintiffs $6.5 million in a court-approved settlement to resolve this litigation.

On March 28, 2001, and again on April 25, 2001, plaintiffs from Pensacola, Florida filed class-action lawsuits against Agrico Chemical Company (Agrico), a subsidiary of PLP and a number of unrelated defendants (First action - Samples et al. vs. Conoco Inc. et al., Second Action - Williams et al. vs. Conoco Inc., both in the Circuit Court of the First Judicial Circuit, Escambia County Florida). Although the Company was initially a defendant in the Williams case, on July 31, 2003 plaintiffs filed a voluntary dismissal of the Company without prejudice. The complainants in these cases seek damages in an unspecified amount purportedly arising from releases to groundwater occurring at the Agrico Superfund site in Pensacola, Florida. As a division of Conoco Inc. (Conoco) and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce crop nutrients and crop nutrient-related materials. The Samples case primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages. On February 19, 2003, plaintiffs filed a motion to amend their complaint in Samples to seek punitive damages. That motion is still pending with the court. The Williams action asserts a state law claim seeking medical monitoring as a result of the releases to groundwater. Pre-trial proceedings have occurred in both cases. A trial date of July 2004 has been set in the Samples matter, but no trial date has been set in the Williams case. The Company intends to vigorously contest these actions and to seek any indemnification to which the Company may be entitled. Under Superfund consent decrees, Conoco and The Williams Companies have completed soil stabilization and capping at this site and are continuing to conduct groundwater monitoring. Pursuant to an indemnification agreement with the Company, The Williams Companies has assumed responsibility for any on-site remedial costs that Agrico might incur. While it is not feasible to predict the outcome of either case and it is possible that an adverse outcome could be material, the Company believes that it has substantial defenses and management is of the opinion that the ultimate disposition of these cases should not have a material adverse impact on the Company’s business or financial condition.

Conoco has filed two separate actions against Agrico seeking a declaratory judgment under the 1972 agreement whereby Conoco divested its interests in Agrico. The first claim, filed on June 13, 2002 against Agrico, PLP, IMC Global Inc., and IMC Global Operations Inc. (IMC Parties) and other unrelated defendants, concerns a former fertilizer manufacturing facility in Charleston, South Carolina (Ashepoo Site). (Conoco vs. Agrico Chemical Company et al., District Court of Oklahoma County, State of Oklahoma). Conoco alleged breach of contract for indemnification and seeks declaratory judgment and unspecified reimbursement for costs expended by Conoco to investigate and remediate alleged contamination at the Ashepoo Site. On October 22, 2002, the court issued an order dismissing the IMC Parties because the court lacked jurisdiction to hear these claims. The Court denied Conoco’s motion for reconsideration on June 6, 2003. Conoco has appealed the decision to the Court of Appeals. The Company intends to vigorously oppose this appeal and, if necessary, the underlying action and to seek any indemnification or other counterremedies to which it may be entitled.

The second claim, filed solely against Agrico on January 24, 2003, alleges breach of contract for indemnification and seeks declaratory judgment and unspecified damages for costs expended to investigate and remediate alleged contamination at the Fogg-West property in Cleveland, Ohio (Fogg-West Site) (Conoco vs. Agrico Chemical Company et al., Circuit Court of the Nineteenth Judicial Circuit, Lake County, Illinois). Conoco (or a corporate predecessor or affiliate) owned and operated the Fogg-West Site for an unknown period of time to produce fertilizer and fertilizer-related materials. After deconstructing improvements on the Fogg-West Site, Conoco sold it to Agrico, then a subsidiary of The Williams Companies, in 1972. Agrico sold the property to Fogg-West in 1973. On April 23, 2003, Agrico filed a motion for summary judgment arguing that, under the Sales Agreement for purchase of the Fogg-West Site, Agrico did not assume all responsibility for site remediation, nor did Agrico indemnify Conoco for such remedial costs. The court agreed, granting summary judgment in favor of Agrico on October 15, 2003. Conoco has appealed this ruling. The Company continues to believe that it has substantial defenses to this claim and intends to vigorously contest the appeal in this action and to seek any indemnification or other counterremedies to which it may be entitled.

Superfund and equivalent state statutes impose liability without regard to fault or to the legality of a party’s conduct on certain categories of persons who are considered to have contributed to the release of “hazardous substances” into the environment. Under Superfund, or its various state analogues, one party may, under certain circumstances, be required to bear more than its proportionate share of cleanup costs at a site where it has liability if payments cannot be obtained from other responsible parties. Currently, the Company is involved or concluding involvement at less than ten Superfund or equivalent state sites. The Company’s remedial liability from these sites, either alone or in the aggregate, currently is not expected to have a material adverse effect on the Company’s business or financial condition. As more information is obtained regarding these sites and the potentially responsible parties involved, this expectation could change.

Through its 1997 merger with FTX, the Company had assumed responsibility for environmental impacts at a significant number of oil and gas facilities that had been operated by FTX, PLP or their predecessors. In connection with the acquisition of the sulphur transportation and terminaling assets of Freeport-McMoRan Sulphur LLC (FMS), the Company reached an agreement with FMS and McMoRan Exploration Co. (MOXY) whereby FMS and MOXY would assume responsibility for and indemnify the Company against these oil and gas responsibilities except for a limited number of specified potential claims for which the Company retained responsibility. These specified claims, either individually or in the aggregate, after consideration of established accruals, are not expected to have a material adverse effect on the Company’s business or financial condition.

The Company believes that, pursuant to several indemnification agreements, it is entitled to at least partial, and in many instances complete, indemnification for the costs that may be expended by the Company to remedy environmental issues at certain facilities. These agreements address issues that resulted from activities occurring prior to the Company’s acquisition of facilities or businesses from parties including ARCO (BP); Beatrice Fund for Environmental Liabilities; Conoco; Conserv; Estech, Inc.; Kaiser Aluminum & Chemical Corporation; Kerr-McGee Inc.; PPG Industries, Inc.; The Williams Companies and certain other private parties. The Company has already received and anticipates receiving amounts pursuant to the indemnification agreements for certain of its expenses incurred to date as well as future anticipated expenditures.

Salt and Ogden Litigation

On or about August 25, 2001, a lawsuit styled Madison Dearborn Partners, LLC vs. IMC Global Inc. was commenced by plaintiff Madison Dearborn Partners, LLC (MDP) in the Circuit Court of Cook County, Illinois alleging that the Company breached a letter of intent for the sale of the Salt and Ogden businesses to MDP. The complaint seeks in the alternative specific performance or damages in excess of $100,000. In its first amended complaint (filed on September 25, 2001) MDP added IMC Salt Inc. and more than a dozen subsidiaries of the Company as “Interested Parties” that MDP alleges would have been purchased but for the Company’s alleged breach of contract. On January 25, 2002, the court dismissed IMC Salt Inc. and the subsidiaries from the action, but allowed discovery to proceed on the issues alleged in the first amended complaint. Both the Company and MDP have initiated discovery, which is currently ongoing. The Company believes that the suit is without merit and intends to vigorously defend this action.

Actions challenging the PLP Unit Exchange

On December 23, 2003, the Company announced that it was considering making the PLP unit exchange described in Note 19. On December 30, 2003, Martin Weber v. J. Reid Porter, et. al., a purported class action lawsuit was filed in Delaware Chancery Court claiming that the Company, PRP, the directors of PRP and PLP breached their fiduciary duties to PLP’s public limited partners as a consequence of the announcement on December 23, 2003 “that [IMC] had offered to acquire all of the PLP units not held by [the Company] and its affiliates”. The lawsuit also asserted that “The proposed acquisition is an attempt by [the Company] to unfairly aggrandize itself at the expense of [PLP’s] public limited partners” and that “The proposed acquisition will, for inadequate consideration, deny plaintiff and the other members of the class their right to share proportionately in the future success of [PLP] and its valuable assets, while permitting [the Company] to benefit wrongly from the transaction.” The plaintiff, on behalf of the class of all unitholders of PLP (except for the defendants and their affiliates) is seeking, among other things, to enjoin the transaction or, to the extent that the transaction is consummated, to rescind the transaction, and monetary damages in an unspecified amount.

On January 16, 2004, M. A. Metropole v. J. Reid Porter, et. al., a purported class action lawsuit was filed in Delaware Chancery Court against IMC, PRP and the directors of PRP, each individually as a conspirator and aider and abettor and, in the case of the directors, in their capacity as directors and/or officers of PRP. The complaint asserted that the defendants breached their fiduciary duties to PLP’s public limited partners as a consequence of the announcement on January 15, 2004 by IMC’s Board of Directors that it had authorized IMC management to communicate a proposal to PLP to acquire all PLP’s publicly held units at a price that, according to the plaintiff, is materially inadequate giving due consideration to PLP’s growth and anticipated operating results, net asset value and future profitability. The lawsuit further asserts that “(a) the intrinsic value of the units of [PLP] is materially in excess of the $2.15 per unit being proposed, giving due consideration to the possibilities of growth and profitability of [PLP in] light of its business, earnings and earnings power, present and future; (b) the $2.15 per unit price is inadequate and is a discount to the present market value of [PLP’s] units; and (c) the $2.15 per unit price is not the result of arm’s-length negotiations, but was fixed arbitrarily by [PRP] to ’cap’ the market price of [PLP’s] units, as part of a plan for the defendants to obtain complete ownership of [PLP’s] assets and business at the lowest possible price.” The plaintiff, on behalf of the class of all unitholders in PLP (except for the defendants and their affiliates) is seeking, among other things, to enjoin the transaction or, to the extent that the transaction is consummated, to rescind the transaction, and monetary damages in an unspecified amount.

On January 22, 2004, Sidney Resnick v. Phosphate Resource Partners Limited Partnership, et. al., a purported class action lawsuit was filed in Delaware Chancery Court claiming that IMC, PRP, the directors of PRP and PLP breached their fiduciary duties to PLP’s public limited unitholders as a consequence of the announcement on January 15, 2004 that IMC had made a proposal to acquire all of the outstanding units of PLP that IMC did not already own. The lawsuit also asserted that “The Transaction will benefit defendants at the expense and to the detriment of PLP’s unitholders, who will be deprived of their equity investment and benefits including, among other things, the expected growth of PLP”, that “[PRP’s] directors have clear and material conflicts of interest and are acting to better the interests of IMC at the expense of PLP’s unitholders” and that “The Transaction...represents an effort by defendants to aggrandize their financial position and interests at the expense, and to the detriment, of the members of the class.” The plaintiff, on behalf of the class of all unitholders of PLP (except for the defendants and their affiliates) is seeking, among other things, to enjoin the transaction or, to the extent that the transaction is consummated, to rescind the transaction, and monetary damages in an unspecified amount.

On February 9, 2004 the Delaware Chancery Court for the County of Newcastle approved an Order of Consolidation consolidating the Weber, M.A. Metropole and Resnick actions into a single action, In Re Phosphate Resource Partners Limited Partnership Litigation (C.A. No. 145-N) and ordering that the plaintiffs in all three actions file a single consolidated amended complaint.

On February 9, 2004, Magnus E. Olsen and Jean E. Olsen v. J. Reid Porter, et.al., a purported class action lawsuit was filed in Delaware Chancery Court claiming that IMC, PRP and PLP breached their fiduciary duties to PLP’s public limited unitholders as a consequence of the announcement on January 15, 2004 that IMC had made a proposal to acquire all of the outstanding units of PLP that IMC did not already own. The lawsuit also asserted that “Under IMC’s proposal, public unit holders would be forced out at a significant discount by their disloyal fiduciaries [at a price] without arms-length negotiation” and that since “Four of the seven members of the IMC board of directors are employed in high-ranking positions at IMC the PRP-GP board suffers from debilitating conflict in fairly considering the proposed Transaction.” The plaintiff, on behalf of the class of all unitholders of PLP is seeking, among other things, to enjoin the transaction or, to the extent that the transaction is consummated, to rescind the transaction, and monetary damages in an unspecified amount.

It is anticipated that the Olson action will be consolidated into the In Re Phosphate Resource Partners Limited Partnership Litigation discussed above.

IMC believes these unitholder claims are without merit and intends to vigorously defend against these lawsuits.

Other

The Company has $123.7 million of recorded non-current liabilities for reclamation activities, Gypstack closure and water treatment, primarily in its Florida and Louisiana phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees. As of December 31, 2003 the Company had $91.7 million in surety bonds outstanding which have various maturity dates through 2007, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, the Company has posted $40.0 million of collateral in the form of letters of credit. There can be no assurance that the Company can continue to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions. However, the Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

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

In addition, IMC has granted a mortgage on approximately 22,000 previously mined acres of land in Florida with a net book value of approximately $14.0 million as security for certain reclamation costs in the event that an option granted to a third party to purchase the mortgaged land is not exercised.

Most of the Company’s export sales of phosphate and potash crop nutrients are marketed through two North American export associations, PhosChem and Canpotex Limited (Canpotex), respectively, which fund their operations in part through third-party financing facilities. As a member, the Company or its subsidiaries are, subject to certain conditions and exceptions, contractually obligated to reimburse the export associations for their pro rata share of any operating expenses or other liabilities incurred. The reimbursements are made through reductions to members’ cash receipts from the export associations. The Company’s share of liabilities includes guarantees of certain indebtedness of the export associations. As of December 31, 2003, the aggregate amount of such guarantees amounted to $27.6 million.

In 2003 and 2001, the Company increased accruals for estimated environmental litigation related to non-operating facilities by $2.5 million and $13.5 million, respectively. These charges were included in Other expense, net.

The Company also has certain other contingent liabilities with respect to litigation and claims to third parties arising in the ordinary course of business. The Company does not believe that any of these contingent liabilities will have a material adverse impact on the Company’s business or financial condition.

18.	OPERATING SEGMENTS

The Company’s reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies.

As of December 31, 2003, the Company had two reportable segments: PhosFeed and Potash. The Company produces and markets phosphate crop nutrients and animal feed products through the PhosFeed business unit. Potash crop nutrients and industrial grade potash are produced and marketed through the Potash business unit.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. All intersegment sales prices are market-based. The Company evaluates performance based on operating earnings of the respective business units.

Segment information for the years 2003, 2002 and 2001 was as followsa:

	PhosFeed	Potash	Other[g]	Total
2003
Net sales from external customers	$1,344.6	$846.0	$—	$2,190.6
Intersegment net sales	72.9	9.5	—	82.4
Gross margins	(18.1)	221.0	(16.3)	186.6
Operating earnings (loss)[b]	(53.7)	203.3	(23.2)	126.4
Depreciation, depletion and amortization	96.9	56.5	18.5	171.9
Total assets	1,788.1	940.2	1,033.2	3,761.5
Capital expenditures	75.5	44.8	—	120.3
2002
Net sales from external customers[c]	$1,261.7	$795.7	$—	$2,057.4
Intersegment net sales	76.4	10.2	—	86.6
Gross margins[d]	78.5	200.9	(16.3)	263.1
Operating earnings (loss)[d]	33.0	173.7	(26.3)	180.4
Depreciation, depletion and amortization	93.5	55.9	15.9	165.3
Total assets	1,825.6	897.2	988.2	3,711.0
Capital expenditures	102.1	37.3	0.6	140.0
2001
Net sales from external customers	$1,171.3	$787.4	$—	$1,958.7
Intersegment net sales	74.6	23.8	—	98.4
Gross margins[e]	8.0	207.5	(25.5)	190.0
Operating earnings (loss)[f]	(45.1)	180.4	(39.6)	95.7
Depreciation, depletion and amortization	78.2	56.7	22.3	157.2
Total assets	1,737.8	1,143.2	1,446.9	4,327.9
Capital expenditures	82.1	39.9	1.1	123.1

[a]	The operating results of Chemicals, Salt and Ogden have not been included in the segment information above as these businesses are classified as discontinued operations. However, the assets of these discontinued businesses are included as part of Total assets (Salt and Ogden only in 2001) in the Other column (Note 5). Certain amounts in the prior year have been reclassified to conform with the current year presentation.
[b]	Operating earnings (loss) for PhosFeed and Potash include the gain on sale of assets of $13.9 million and $17.4 million, respectively (Note 2). In addition, the Operating earnings (loss) for PhosFeed, Potash and Other include special charges of $8.1 million, $1.7 million and $2.1 million, respectively (Note 3).
[c]	Sales for PhosFeed include the favorable impact of a price adjustment of $6.5 million related to prior periods.
[d]	Gross margins and operating earnings for PhosFeed include the favorable impact of a price adjustment of $6.5 million related to prior periods and the unfavorable impact of reduced operating rates due to a sulphur supply shortage in July of $5.3 million. Operating earnings for PhosFeed include special charges of $2.0 million (Note 3).
[e]	Gross margins for PhosFeed include $2.4 million of special charges related to the write-off of certain deferred costs which had no future benefit based on the Company’s current operating plan.
[f]	Operating earnings (loss) for PhosFeed, Potash and Other include special charges of $13.1 million, $0.8 million and $1.0 million, respectively (Note 3).
[g]	The amounts included in the Other column for gross margins represent the intercompany sales eliminations which are recorded at the Corporate level. The operating earnings adjustment includes the margins on Intersegment sales plus depreciation and other general and administrative costs associated with Corporate office activities. Total assets presented in the Other column represent Corporate assets and the discontinued operations assets (Salt and Ogden only in 2001).

Financial information relating to the Company’s operations by geographic area was as follows:

	2003	2002	2001
Net Sales[a]
United States	$1,259.4	$1,231.7	$1,172.7
China	237.8	274.8	169.2
Other	693.4	550.9	616.8

Consolidated	$2,190.6	$2,057.4	$1,958.7

[a]	Revenues reflect continuing operations and are attributed to countries based on location of customer. Sales through Canpotex, one of the export associations used by the Company, have been allocated based on the Company’s share of total Canpotex sales.

	2003	2002	2001[b]
Long-Lived Assets
United States	$2,549.4	$2,556.0	$2,566.4
Canada	464.5	381.1	384.9
Other	17.2	—	—

Consolidated	$3,031.1	$2,937.1	$2,951.3

[b]	Excludes net assets of discontinued operations held for sale (Note 5).

19.	SUBSEQUENT EVENTS

In December 2003, the Company and PLP jointly announced that the Company was considering making a proposal to merge an affiliate of the Company with PLP, with each publicly held partnership unit in PLP being converted into the right to receive 0.2 shares of Company common stock (PLP unit exchange). In addition, the Company and PLP announced that Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation (collectively, the largest public holders of PLP units) had agreed to support such a transaction. PLP is a publicly traded limited partnership in which the Company indirectly holds partnership units representing an approximate 51.6 percent interest and of which PRP, a wholly owned subsidiary of the Company, is administrative managing general partner and holder of 51.58 percent of the equity. PLP is the minority (43.5 percent) owner of IMC Phosphates through which the Company conducts its PhosFeed business. In January 2004, the Company presented the PLP unit exchange to the Board of Directors of PRP. On March 1, 2004, IMC and PLP announced that the Board of Directors of PRP had unanimously approved the PLP unit exchange, and recommended that unitholders vote to approve the PLP unit exchange. The merger agreement relating to the PLP unit exchange is expected to be signed shortly, following the final approval by the Board of Directors of the Company. Such approval is expected in the near future. The PLP unit exchange will be subject to certain conditions, including among other things, necessary regulatory approvals, action by the unitholders of PLP, and other conditions which are customary for transactions of this nature involving publicly traded companies. The PLP unit exchange is not conditioned on the consummation of the Company’s combination with Cargill Crop Nutrition referred to below. If the combination with Cargill Crop Nutrition is consummated, and the Company’s common stock is converted into the right to receive common stock of the newly formed company, then each former publicly held PLP unit will be converted into the right to receive 0.2 shares of common stock of the newly created company.

In January 2004, the Company signed a definitive agreement with Cargill, Incorporated (Cargill) to combine the Company’s and Cargill’s Crop Nutrition businesses to create a new, publicly traded company (Newco). The combination will be effected by the contribution by Cargill to Newco of equity interests in entities owning all or substantially all of the assets, liabilities and obligations of the Cargill fertilizer businesses, in exchange for the issuance by Newco of shares of common stock and Class B common stock to Cargill. In addition, as part of the combination, a wholly owned subsidiary of Newco will be merged with and into the Company, with the Company surviving as a wholly owned subsidiary of Newco. In the merger, each outstanding share of the Company’s common stock and preferred stock will be converted into one share of Newco common stock or preferred stock, as applicable. Cargill will own approximately 66.5 percent of Newco’s common stock and IMC’s common stockholders will own approximately 33.5 percent of Newco’s common stock. The combination is subject to regulatory approval in the U.S., Brazil, Canada, China and several other countries; the approval of the Company’s stockholders; the completion of the PLP unit exchange; and satisfaction of other customary closing conditions. Subject to completion of the closing conditions contained in the definitive agreement, the Company anticipates the transaction will close in the summer of 2004.

The terms of the preferred stock of Newco into which shares of the Company’s preferred stock will be converted in the merger will be substantially identical to the terms of the Company’s preferred stock, but the Newco preferred stock will also have the right to vote on all matters submitted to the vote of Newco’s common stockholders. The Newco preferred stock will carry one vote per share and will vote together as a single class with the common stock of Newco.

The agreement with Cargill restricts the Company from taking certain actions without Cargill’s consent until the closing of the transactions contemplated thereby, including, without limitation, as follows: (i) the Company and its subsidiaries are prohibited from incurring or assuming any long-term or short-term debt or issuing any debt securities (except as permitted by the terms of the Credit Facility and the indentures governing the Company’s notes); (ii) cash dividends on the Company’s common stock are limited to regular quarterly cash dividends of $0.02 per share per quarter; (iii) dividends on the Company’s preferred stock are limited to $0.9375 per share per quarter; (iv) the Company and its subsidiaries may not issue or sell capital stock except in limited circumstances that include, among others, the issuance of stock in connection with the conversion of PLP units into common stock of the Company as described above and sales pursuant to existing benefit plans; and (v) the Company and its subsidiaries may not repurchase the Company’s capital stock except in limited circumstances. The Stockholder Rights Plan was amended on January 26, 2004 so that the Rights will not become exercisable as a result of the acquisition of the Company’s common stock pursuant to and in accordance with the terms of the definitive agreement for the combination with Cargill Crop Nutrition.

On January 30, 2004, a lawsuit, Theodore Weiss vs. Raymond F. Bentele, et. al., was filed in the Court of Chancery for New Castle County in Wilmington, Delaware by a plaintiff on behalf of a purported class of all common stockholders of the Company. Named as defendants in the complaint are the Company, all members of the Company’s board of directors and Cargill. The plaintiff alleges, among other things, that the individual defendants breached their fiduciary duties of care and loyalty to the Company’s common stockholders by, among other things, failing to conduct an auction or otherwise checking the market value of the Company before voting to approve the merger and contribution agreement, and that the merger consideration to be received by the Company’s common stockholders is inadequate because, among other things, it is less than the “intrinsic value” of the Company’s common stock and it does not offer a premium to the Company’s common stockholders. The lawsuit seeks, among other things, to enjoin or rescind the transactions or, alternatively, to recover unspecified damages and costs. The defendants have secured an extension of the time to answer or otherwise plead to the complaint.

On February 24, 2004, a lawsuit, Delores Loftin vs. IMC Global Inc., et. al., was filed in the Court of Chancery for New Castle County in Wilmington, Delaware by a plaintiff on behalf of a purported class of all common stockholders of the Company. Named as defendants in the complaint are the Company and the members of the Company’s Board of Directors. The plaintiff alleges, among other things, that the individual defendants breached their fiduciary duties of care and loyalty to the Company’s common stockholders by, among other things, failing to announce an active auction or open bidding procedures in order to maximize value for the Company’s stockholders, and that the merger consideration to be received by the Company’s stockholders in inadequate because, among other things, it does not offer a premium to the Company’s common stockholders. The lawsuit seeks, among other things, to enjoin or rescind the transactions or, alternatively, to recover unspecified damages and costs.

The Company believes that these lawsuits are without merit and intends to defend vigorously against them.

On January 28, 2004, the Company entered into a definitive agreement with affiliates of Sun Capital Partners, Inc. of Boca Raton, Florida to divest substantially all of its remaining discontinued Chemicals entities to SVM Mineral Holdings, Inc. and SVM Sales Holdings, LLC. Under the terms of the agreement, the Company will retain a 19.9 percent equity interest in the entities. Closing, which is expected by the end of March 2004, is subject to a number of conditions, including Sun Capital’s designation of an acceptable purchaser for the European entities within the businesses being sold.

20.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Payment of the Notes, described in more detail in Note 11, is fully and unconditionally guaranteed by the Company and certain of the Company’s restricted subsidiaries (as defined in the Notes indenture) and is also guaranteed, on a limited basis, by IMC Phosphates and PLP.

The following tables present condensed consolidating financial information for the guarantors of the Notes. The following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of this information.

Consolidating Statement of Operations

In millions

	IMC Global Inc. (Parent)	Phosphates Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2003
Net sales	$—	$—	$1,335.7	$997.2	$262.5	$(404.8)	$2,190.6
Cost of goods sold	6.5	—	1,355.2	867.6	173.0	(398.3)	2,004.0

Gross margins	(6.5)	—	(19.5)	129.6	89.5	(6.5)	186.6
Selling, general and administrative expenses	1.1	5.9	41.3	40.9	5.4	(15.0)	79.6
Gain on sale of operating assets	—	—	(13.9)	(17.4)	—	—	(31.3)
Restructuring activity	—	—	8.1	3.4	0.4	—	11.9

Operating earnings (loss)	(7.6)	(5.9)	(55.0)	102.7	83.7	8.5	126.4
Equity in earnings (loss) of subsidiaries/affiliates	(25.4)	(18.0)	—	36.3	—	7.1	—
Interest expense	131.2	30.1	21.8	6.0	(2.2)	(1.2)	185.7
Gain on sale of securities	(47.9)	—	—	—	—	—	(47.9)
Other (income) expense, net	33.1	2.9	(5.9)	20.5	37.1	8.7	96.4
Minority interest	(33.8)	—	—	0.1	—	—	(33.7)

Earnings (loss) from continuing operations before income taxes	(115.6)	(56.9)	(70.9)	112.4	48.8	8.1	(74.1)
Provision (benefit) for income taxes	(49.9)	—	—	32.3	15.6	(34.5)	(36.5)

Earnings (loss) from continuing operations	(65.7)	(56.9)	(70.9)	80.1	33.2	42.6	(37.6)
Loss from discontinued operations	(95.7)	—	—	—	—	2.8	(92.9)

Earnings (loss) before cumulative effect of change in accounting principle	(161.4)	(56.9)	(70.9)	80.1	33.2	45.4	(130.5)
Cumulative effect of change in accounting principle	26.0	(13.6)	(32.7)	(1.3)	3.1	13.6	(4.9)

Net earnings (loss)	$(135.4)	$(70.5)	$(103.6)	$78.8	$36.3	$59.0	$(135.4)

Consolidating Statement of Operations

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2002
Net sales	$—	$—	$1,257.3	$1,000.8	$227.6	$(428.3)	$2,057.4
Cost of goods sold	4.3	—	1,178.2	881.0	158.5	(427.7)	1,794.3

Gross margins	(4.3)	—	79.1	119.8	69.1	(0.6)	263.1
Selling, general and administrative expenses	(2.2)	9.9	43.4	39.4	4.3	(14.1)	80.7
Restructuring activity	—	—	2.0	—	—	—	2.0

Operating earnings (loss)	(2.1)	(9.9)	33.7	80.4	64.8	13.5	180.4
Equity in earnings of subsidiaries/affiliates	116.8	18.2	—	47.2	—	(182.2)	—
Interest expense	126.9	30.8	18.3	11.6	(2.4)	(11.0)	174.2
Other (income) expense, net	8.1	0.1	(0.6)	(0.2)	(2.2)	1.2	6.4
Minority interest	(16.3)	—	—	0.1	—	—	(16.2)

Earnings (loss) from continuing operations before income taxes	(4.0)	(22.6)	16.0	116.1	69.4	(158.9)	16.0
Provision for income taxes	23.4	—	—	37.1	22.2	(52.9)	29.8

Earnings (loss) from continuing operations	(27.4)	(22.6)	16.0	79.0	47.2	(106.0)	(13.8)
Loss from discontinued operations	(82.8)	—	—	(1.2)	—	(12.4)	(96.4)

Net earnings (loss)	$(110.2)	$(22.6)	$16.0	$77.8	$47.2	$(118.4)	$(110.2)

Consolidating Statement of Operations

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2001
Net sales	$0.8	$—	$1,171.4	$1,398.0	$465.7	$(1,077.2)	$1,958.7
Cost of goods sold	12.1	—	1,162.8	1,197.5	353.3	(957.0)	1,768.7

Gross margins	(11.3)	—	8.6	200.5	112.4	(120.2)	190.0
Selling, general and administrative expenses	0.2	10.7	42.4	62.5	22.5	(56.5)	81.8
Restructuring activity	—	—	10.7	1.8	—	—	12.5

Operating earnings (loss)	(11.5)	(10.7)	(44.5)	136.2	89.9	(63.7)	95.7
Equity in earnings (loss) of subsidiaries/affiliates	48.7	(18.4)	—	69.1	—	(99.4)	—
Interest expense	107.5	34.1	19.9	38.3	4.4	(51.9)	152.3
Other (income) expense, net	13.8	8.1	7.7	6.0	(11.0)	11.9	36.5
Minority interest	(40.8)	—	—	0.1	—	—	(40.7)

Earnings (loss) from continuing operations before income taxes	(43.3)	(71.3)	(72.1)	160.9	96.5	(123.1)	(52.4)
Provision (benefit) for income taxes	(7.6)	—	—	44.6	27.0	(74.4)	(10.4)

Earnings (loss) from continuing operations	(35.7)	(71.3)	(72.1)	116.3	69.5	(48.7)	(42.0)
Loss from discontinued operations	(6.3)	—	—	—	—	6.3	—

Earnings (loss) before cumulative effect of a change in accounting principle	(42.0)	(71.3)	(72.1)	116.3	69.5	(42.4)	(42.0)
Cumulative effect of a change in accounting principle	(24.5)	—	—	—	—	—	(24.5)

Net earnings (loss)	$(66.5)	$(71.3)	$(72.1)	$116.3	$69.5	$(42.4)	$(66.5)

Consolidating Balance Sheet

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$5.4	$—	$0.6	$0.1	$(11.0)	$83.1	$(1.4)	$76.8
Restricted cash	12.4	—	—	—	—	—	—	12.4
Receivables, net	2.1	0.6	123.3	122.6	88.2	18.8	(160.8)	194.8
Due from affiliates	162.1	59.0	—	0.7	858.9	167.1	(1,247.8)	—
Inventories, net	(2.2)	—	225.9	—	119.0	16.0	(53.0)	305.7
Assets of discontinued operations held for sale	—	—	—	—	—	—	92.8	92.8
Other current assets	17.8	—	9.4	—	13.3	8.3	(0.9)	47.9

Total current assets	197.6	59.6	359.2	123.4	1,068.4	293.3	(1,371.1)	730.4
Property, plant and equipment, net	190.4	—	1,390.7	—	641.0	135.3	0.4	2,357.8
Due from affiliates	800.9	—	9.4	—	410.0	28.4	(1,248.7)	—
Investment in subsidiaries/affiliates	1,307.6	246.1	—	—	4,896.8	(103.0)	(6,347.5)	—
Other assets	508.5	0.6	49.8	9.4	60.7	55.9	(11.6)	673.3

Total assets	$3,005.0	$306.3	$1,809.1	$132.8	$7,076.9	$409.9	$(8,978.5)	$3,761.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$0.1	$1.5	$161.9	$—	$62.6	$13.6	$(54.0)	$185.7
Accrued liabilities	112.1	4.1	54.3	19.5	55.6	49.4	(52.1)	242.9
Due to (from) affiliates	92.0	45.4	160.8	(0.1)	1,033.9	(39.7)	(1,292.3)	—
Liabilities of discontinued operations to be assumed in a sale	—	—	—	—	—	—	90.8	90.8
Short-term debt and current maturities of long-term debt	9.3	5.7	4.0	—	—	6.4	—	25.4

Total current liabilities	213.5	56.7	381.0	19.4	1,152.1	29.7	(1,307.6)	544.8
Due to affiliates	355.1	—	132.8	—	365.3	59.8	(913.0)	—
Long-term debt, less current maturities	1,904.3	568.3	351.2	—	0.1	0.2	(732.7)	2,091.4
Other noncurrent liabilities	25.8	101.6	140.6	144.7	123.9	72.6	(10.5)	598.7
Stockholders’ equity (deficit)	506.3	(420.3)	803.5	(31.3)	5,435.5	247.6	(6,014.7)	526.6

Total liabilities and stockholders’ equity (deficit)	$3,005.0	$306.3	$1,809.1	$132.8	$7,076.9	$409.9	$(8,978.5)	$3,761.5

Consolidating Balance Sheet

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2002
Assets
Current assets:
Cash and cash equivalents	$1.8	$—	$0.1	$0.2	$(6.1)	$21.7	$—	$17.7
Restricted cash	103.9	—	—	—	1.6	—	—	105.5
Receivables, net	0.1	—	100.8	108.3	97.9	25.0	(153.1)	179.0
Due from affiliates	28.9	59.0	—	0.7	682.7	130.9	(902.2)	—
Inventories, net	(2.3)	—	244.3	—	135.1	19.8	(47.8)	349.1
Assets of discontinued operations held for sale	—	—	—	—	—	—	97.2	97.2
Other current assets	11.6	—	8.1	—	5.7	1.1	(1.1)	25.4

Total current assets	144.0	59.0	353.3	109.2	916.9	198.5	(1,007.0)	773.9
Property, plant and equipment, net	181.8	—	1,399.1	—	629.4	92.5	(2.1)	2,300.7
Due from affiliates	768.2	—	9.7	—	316.4	70.8	(1,165.1)	—
Investment in subsidiaries/affiliates	1,326.3	277.9	—	—	4,716.4	(141.9)	(6,178.7)	—
Other assets	485.4	0.7	56.3	9.7	57.7	34.0	(7.4)	636.4

Total assets	$2,905.7	$337.6	$1,818.4	$118.9	$6,636.8	$253.9	$(8,360.3)	$3,711.0

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$—	$1.5	$119.7	$—	$56.5	$11.1	$(34.0)	$154.8
Accrued liabilities	72.1	4.8	64.5	12.0	53.4	10.1	(26.4)	190.5
Due to (from) affiliates	(40.5)	28.5	158.3	(0.1)	946.7	(28.9)	(1,064.0)	—
Liabilities of discontinued operations to be assumed in a sale	—	—	—	—	—	—	73.9	73.9
Short-term debt and current maturities of long-term debt	98.3	—	13.7	—	—	3.7	(9.5)	106.2

Total current liabilities	129.9	34.8	356.2	11.9	1,056.6	(4.0)	(1,060.0)	525.4
Due to affiliates	270.8	—	126.5	—	303.7	39.4	(740.4)	—
Long-term debt, less current maturities	1,968.4	543.3	310.8	—	—	0.2	(657.4)	2,165.3
Other noncurrent liabilities	23.6	109.1	117.3	135.5	184.6	79.8	(21.3)	628.6
Stockholders’ equity (deficit)	513.0	(349.6)	907.6	(28.5)	5,091.9	138.5	(5,881.2)	391.7

Total liabilities and stockholders’ equity (deficit)	$2,905.7	$337.6	$1,818.4	$118.9	$6,636.8	$253.9	$(8,360.3)	$3,711.0

Consolidating Statement of Cash Flows

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2003
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(90.6)	$(30.7)	$24.0	$(0.1)	$10.4	$73.2	$53.2	$39.4
Cash Flows from Investing Activities
Capital expenditures	—	—	(75.5)	—	(41.6)	(14.5)	11.3	(120.3)
Proceeds from the sale of assets	70.1	—	21.4	—	24.5	—	—	116.0

Net cash provided by (used in) investing activities	70.1	—	(54.1)	—	(17.1)	(14.5)	11.3	(4.3)

Net cash provided (used) before financing activities	(20.5)	(30.7)	(30.1)	(0.1)	(6.7)	58.7	64.5	35.1
Cash Flows from Financing Activities
Payments of long-term debt	(1,191.6)	—	(14.0)	—	(151.2)	—	9.6	(1,347.2)
Proceeds from issuance of long-term debt, net	1,160.8	30.7	44.6	—	151.4	—	(75.3)	1,312.2
Changes in short-term debt, net	(120.7)	—	—	—	—	2.7	(0.2)	(118.2)
Restricted cash	91.5	—	—	—	1.6	—	—	93.1
Issuance of preferred shares	133.1	—	—	—	—	—	—	133.1
Debt refinancing and issuance costs	(37.5)	—	—	—	—	—	—	(37.5)
Cash dividends paid	(9.5)	—	—	—	—	—	—	(9.5)
Other	(2.0)	—	—	—	—	—	—	(2.0)

Net cash provided by financing activities	24.1	30.7	30.6	—	1.8	2.7	(65.9)	24.0

Net change in cash and cash equivalents	3.6	—	0.5	(0.1)	(4.9)	61.4	(1.4)	59.1
Cash and cash equivalents - beginning of year	1.8	—	0.1	0.2	(6.1)	21.7	—	17.7

Cash and cash equivalents - end of year	$5.4	$—	$0.6	$0.1	$(11.0)	$83.1	$(1.4)	$76.8

Consolidating Statement of Cash Flows

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2002
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(211.0)	$(34.9)	$85.2	$0.1	$92.8	$29.8	$47.6	$9.6
Cash Flows from Investing Activities
Capital expenditures	—	—	(102.1)	—	(37.0)	(15.3)	14.4	(140.0)
Investment in joint venture	—	—	(10.0)	—	—	—	—	(10.0)
Other	(13.0)	—	1.5	—	0.1	0.4	(0.1)	(11.1)

Net cash used in investing activities	(13.0)	—	(110.6)	—	(36.9)	(14.9)	14.3	(161.1)

Net cash provided (used) before financing activities	(224.0)	(34.9)	(25.4)	0.1	55.9	14.9	61.9	(151.5)
Cash Flows from Financing Activities
Payments of long-term debt, net	(987.3)	(0.1)	(10.2)	—	(5.8)	—	7.3	(996.1)
Proceeds from issuance of long-term debt, net	1,136.6	35.0	34.8	—	—	—	(69.8)	1,136.6
Changes in short-term debt, net	(108.5)	—	—	—	(62.4)	(0.1)	0.6	(170.4)
Restricted cash	270.1	—	—	—	(1.6)	—	—	268.5
Payable to bondholders	(294.5)	—	—	—	—	—	—	(294.5)
Purchase of common shares	(79.5)	—	—	—	—	—	—	(79.5)
Issuance of common shares	67.9	—	—	—	—	—	—	67.9
Debt refinancing and issuance costs	(2.8)	—	—	—	—	—	—	(2.8)
Cash dividends paid	(9.2)	—	—	—	—	—	—	(9.2)

Net cash provided by (used in) financing activities	(7.2)	34.9	24.6	—	(69.8)	(0.1)	(61.9)	(79.5)

Net change in cash and cash equivalents	(231.2)	—	(0.8)	0.1	(13.9)	14.8	—	(231.0)
Cash and cash equivalents - beginning of year	233.0	—	0.9	0.1	7.8	6.9	—	248.7

Cash and cash equivalents - end of year	$1.8	$—	$0.1	$0.2	$(6.1)	$21.7	$—	$17.7

Consolidating Statement of Cash Flows

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the year ended December 31, 2001
Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(410.6)	$(40.2)	$(125.1)	$(0.1)	$149.0	$119.1	$184.4	$(123.5)
Cash Flows from Investing Activities
Capital expenditures	—	—	(81.8)	—	(64.9)	(33.1)	56.7	(123.1)
Proceeds from sale of assets	624.3	—	1.0	—	—	0.5	—	625.8

Net cash provided by (used in) investing activities	624.3	—	(80.8)	—	(64.9)	(32.6)	56.7	502.7

Net cash provided (used) before financing activities	213.7	(40.2)	(205.9)	(0.1)	84.1	86.5	241.1	379.2
Cash Flows from Financing Activities
Payments of long-term debt	(825.4)	(0.2)	(10.4)	—	(77.9)	(78.0)	9.5	(982.4)
Proceeds from issuance of long-term debt, net	1,404.5	40.4	210.2	—	—	—	(250.6)	1,404.5
Changes in short-term debt, net	(202.6)	—	—	—	(1.4)	(5.3)	—	(209.3)
Restricted cash	(374.0)	—	—	—	—	—	—	(374.0)
Debt refinancing and issuance costs	(33.3)	—	—	—	—	—	—	(33.3)
Cash dividends paid	(17.5)	—	—	—	—	—	—	(17.5)
Other	(3.0)	—	—	—	—	—	—	(3.0)

Net cash provided by (used in) financing activities	(51.3)	40.2	199.8	—	(79.3)	(83.3)	(241.1)	(215.0)

Net change in cash and cash equivalents	162.4	—	(6.1)	(0.1)	4.8	3.2	—	164.2
Cash and cash equivalents - beginning of year	70.6	—	7.0	0.2	3.0	3.7	—	84.5

Cash and cash equivalents - end of year	$233.0	$—	$0.9	$0.1	$7.8	$6.9	$—	$248.7

Quarterly Results (Unaudited)a

Dollars in millions, except per share amounts

Quarter	First[b]	Second[b]	Third[b]	Fourth[b]	Year[b]
2003
Net sales	$552.1	$538.7	$495.7	$604.1	$2,190.6
Gross margins	$35.2	$44.5	$44.8	$62.1	$186.6
Operating earnings	$13.0	$38.6	$21.3	$53.5	$126.4
Earnings (loss) from continuing operations	$(31.7)	$22.1	$(28.1)	$0.1	$(37.6)
Loss from discontinued operations	—	(29.0)	—	(63.9)	(92.9)
Cumulative effect of a change in accounting principle	(4.9)	—	—	—	(4.9)

Net loss	$(36.6)	$(6.9)	$(28.1)	$(63.8)	$(135.4)

Basic and diluted earnings (loss) per share[c]:
Earnings (loss) from continuing operations	$(0.28)	$0.19	$(0.27)	$(0.02)	$(0.37)
Loss from discontinued operations	—	(0.25)	—	(0.56)	(0.81)
Cumulative effect of a change in accounting principle	(0.04)	—	—	—	(0.04)

Net loss per share	$(0.32)	$(0.06)	$(0.27)	$(0.58)	$(1.22)

Common stock prices[d]:
High	$11.45	$10.10	$8.41	$10.40	$11.45
Low	$7.89	$6.00	$6.23	$5.82	$5.82
Dividends per common share[e]	$0.02	$0.02	$0.02	$—	$0.06
Quarter	First[f]	Second[f]	Third[f,g]	Fourth[h]	Year[f,g,h]
2002
Net sales	$497.9	$588.3	$490.2	$481.0	$2,057.4
Gross margins	$68.7	$76.4	$65.7	$52.3	$263.1
Operating earnings	$48.8	$56.9	$46.5	$28.2	$180.4
Earnings (loss) from continuing operations	$4.8	$6.7	$8.1	$(33.4)	$(13.8)
Loss from discontinued operations	—	(54.1)	—	(42.3)	(96.4)

Net earnings (loss)	$4.8	$(47.4)	$8.1	$(75.7)	$(110.2)

Basic and diluted earnings (loss) per share[c]:
Earnings (loss) from continuing operations	$0.04	$0.06	$0.07	$(0.29)	$(0.13)
Loss from discontinued operations	—	(0.47)	—	(0.37)	(0.84)

Net earnings (loss) per share	$0.04	$(0.41)	$0.07	$(0.66)	$(0.97)

Common stock prices[d]:
High	$15.55	$14.90	$14.95	$13.09	$15.55
Low	$12.22	$11.95	$8.52	$10.25	$8.52
Dividends per common share[e]	$0.02	$0.02	$0.02	$0.02	$0.08

[a]	See Notes to Consolidated Financial Statements for detail related to discontinued operations, divestitures and special items. Certain amounts have been adjusted for the adoption of SFAS No. 145 (Note 1).
[b]	First quarter operating earnings and loss from continuing operations include restructuring charges of $3.9 million, $2.3 million after-tax and minority interest, or $0.02 per share. Second quarter operating earnings include restructuring charges of $0.3 million and a gain on sale of assets of $16.5 million. Second quarter earnings from continuing operations includes restructuring charges of $0.3 million, $0.2 million after-tax, and a gain on sale of assets of $52.0 million, $48.0 million after-tax, or $0.41 per share. Third quarter operating earnings and loss from continuing operations include restructuring charges of $2.2 million, $1.5 million after-tax, or $0.01 per share. Fourth quarter operating earnings include restructuring charges of $5.5 million and a gain on sale of assets of $14.8 million. Fourth quarter earnings from continuing operation includes restructuring charges of $5.5 million, $3.1 million after-tax and minority interest, or $0.02 per share, and a gain on sale of assets of $27.2 million, $20.8 million after-tax and minority interest, or $0.18 per share. Full year operating earnings include restructuring charges of $11.9 million and a gain on sale of assets of $31.3 million. Full year loss from continuing operations includes restructuring charges of $11.9 million, $7.1 million after-tax and minority interest, or $0.05 per share, and a gain on sale of assets of $79.2 million, $68.8 million after-tax and minority interest, or $0.59 per share.
[c]	Due to weighted average share differences, when stated on a quarter and year-to-date basis, the earnings per share for the years ended December 31, 2003 and 2002 do not equal the sum of the respective earnings per share for the four quarters then ended.
[d]	As of February 27, 2004, the number of registered holders of common stock as reported by IMC’s registrar was 7,200. However, an indeterminable number of stockholders beneficially own shares of IMC’s common stock through investment funds and brokers.
[e]	For a discussion of dividend restrictions, see Note 11 of Notes to Consolidated Financial Statements.
[f]	First, second, third and fourth quarter operating earnings and earnings (loss) from continuing operations include restructuring charges of $0.5 million, $0.3 million after-tax and minority interest. Full year operating earnings and loss from continuing operations include restructuring charges of $2.0 million, $1.1 million after-tax and minority interest, or $0.01 per share.
[g]	Net sales include a PhosFeed price adjustment of $6.5 million related to prior periods. Operating results from continuing operations include a PhosFeed price adjustment of $6.5 million related to prior periods and the unfavorable impact of reduced operating rates due to a sulphur supply shortage in July of $5.3 million.
[h]	See Note 13 for a discussion of the impact of the tax loss carryback.

PART IV.

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1) Consolidated financial statements filed as part of this report are listed under Part II, Item 8, “Financial Statements and Supplementary Data,” of this 2003 10-K.

(2) Reference is made to the Index to Financial Statement Schedules appearing on page F-1 hereto.

(3) Reference is made to the Exhibit Index beginning on page E-1 hereof.

(b)	Reports on Form 8-K.

A report under Items 7 and 12 dated October 30, 2003.

A report under Items 5 and 7 dated December 29, 2003.

(c)	Exhibits

Reference is made to the Exhibit Index beginning on page E-1 hereof.

(d)	Financial statements and schedules and summarized financial information of 50 percent or less owned persons are omitted as none of such persons are individually, or in the aggregate, significant under the tests specified in Regulation S-X under Article 3.09 of general instructions to the financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the 2003 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

IMC GLOBAL INC.
(Registrant)

/s/ Douglas A. Pertz
Douglas A. Pertz
Chairman and Chief Executive Officer

Date: September 14, 2004

S-1

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the 2003 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date
/s/ Douglas A. Pertz Douglas A. Pertz	Chairman and Chief Executive Officer (principal executive officer)	September 14, 2004

/s/ Reid Porter J. Reid Porter	Executive Vice President and Chief Financial Officer (principal financial officer)	September 14, 2004

/s/ Robert M. Qualls Robert M. Qualls	Vice President and Controller (principal accounting officer)	September 14, 2004

* Raymond F. Bentele	Director	September 14, 2004

* James M. Davidson	Director	September 14, 2004

* Harold H. MacKay	Director	September 14, 2004

* David B. Mathis	Director	September 14, 2004

* Donald F. Mazankowski	Director	September 14, 2004

* Bernard M. Michel	Director	September 14, 2004

* Pamela B. Strobel	Director	September 14, 2004

* Richard L. Thomas	Director	September 14, 2004

*By:	/s/ Rose Marie Williams
Rose Marie Williams
Attorney-in-fact

S-2

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, among IMC Global Inc., Global Nutrition Solutions, Inc., GNS Acquisition Corp., Cargill, Incorporated and Cargill Fertilizer, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 26, 2004*

2.ii.	Registrant hereby agrees to furnish to the Commission, upon request, a copy of the IMC Global Inc. and Cargill, Incorporated disclosure schedules that were omitted from the filing of Exhibit 2.i

3.i.(a)	Restated Certificate of Incorporation, as amended and restated through January 6, 1998	Exhibit 3.(i).(a) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*

3.i.(b)	Certificate of Designations for the Series D Junior Participating Preferred Stock	Exhibit A to Exhibit 3 to the Current Report on Form 8-K dated May 27, 1999*

3.i.(c)	Certificate of Designations dated June 27, 2003 relating to the 7.50% Mandatory Convertible Preferred Shares	Exhibit 4.1 to Registration Statement No. 333-70797

3.ii.	Amended and Restated By-Laws	Exhibit 3 to the Current Report on Form 8-K dated May 27, 1999*

3.iii.(a)	Rights Agreement dated May 27, 1999, with EquiServe, Inc., as service provider for EquiServe Trust Company N.A., as successor to First Chicago Trust Company of New York, as Rights Agent (including the Shareholder Rights Plan)	Exhibit 4 to the Current Report on Form 8-K dated May 27, 1999*

3.iii.(b)	Amendment No. 1, dated as of January 26, 2004, to the Rights Agreement, dated as of May 27, 1999, between the Company and EquiServe, Inc., a Delaware Corporation, as service provider for EquiServe Trust Company N.A., a National Banking Association, as successor to First Chicago Trust Company of New York, as Rights Agent.	Exhibit 4.1 to the Registration Statement on Form 8-A/A dated January 26, 2004*

4.ii.(a)	Indenture, dated as of July 17, 1997, between IMC Global Inc. and The Bank of New York, relating to the issuance of 6.875% Senior Debentures due July 15, 2007; 7.30% Senior Debentures due January 15, 2028; and 6.55% Senior Notes due January 15, 2005	Exhibit 4.1 to the Company’s Report on Form 8-K dated July 23, 1997*

4.ii.(b)	Indenture, dated as of August 1, 1999, between IMC Global Inc. and The Bank of New York, relating to the issuance of 7.625% Notes due 2005 and 7.375% Debentures due 2018	Exhibit 4.10 to the Registration Statement No. 333-63503

4.ii.(c)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008	Exhibit 4.ii.(b) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001*

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.(d)	Indenture dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to the Current Report on Form 8-K of IMC Global Inc. for May 17, 2001*

4.ii.(e)	Supplemental Indenture dated as of May 31, 2001 among FMRP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-71510

4.ii.(f)	Supplemental Indenture dated as of August 2, 2001 between IMC Global Netherlands B.V., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-71510

4.ii.(g)	Supplemental Indenture dated as of November 6, 2001 between IMC Phosphates MP Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-71510

4.ii.(h)	Supplemental Indenture dated as of January 1, 2002 between IMC Potash Colonsay ULC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(h) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*

4.ii.(i)	Supplemental Indenture dated as of November 26, 2001 between IMC USA Inc. LLC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(a) to Amendment No. 1 to Registration Statement No. 333-103362

4.ii.(j)	Supplemental Indenture dated as of November 26, 2001 between Carey Salt Company, GSL Corporation, IMC Inorganic Chemicals Inc., IMC Kalium Ogden Corp., IMC Salt Inc. and NAMSCO Inc., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(b) to Amendment No. 1 to Registration Statement No. 333-103362

4.ii.(k)	Supplemental Indenture dated as of July 1, 2002 between IMC Sulphur Holdings LLC, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(c) to Amendment No. 1 to Registration Statement No. 333-103362

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii.(l)	Supplemental Indenture dated as of July 1, 2002 between IMC Global Dutch Holdings B.V., IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(d) to Amendment No. 1 to Registration Statement No. 333-103362

4.ii.(m)	Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003, by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.2 to the Current Report on Form 8-K of IMC Global Inc. for February 25, 2003*

4.ii.(n)	Supplemental Indenture dated as of July 3, 2003 between IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011	Exhibit 4.ii.(a) to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003*

4.ii.(o)	Amendment No. 1 dated as of June 4, 2003 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.ii.(b) to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003*

4.ii.(p)	Amendment No. 2 dated as of June 20, 2003 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.ii.(c) to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2003*

4.ii.(q)	Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013	Exhibit 4.ii.(a) to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003*

4.ii.(r)	Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011	Exhibit 4.ii.(b) to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003*

4.ii.(s)	Supplemental Indenture dated as of October 21, 2003 between PRP-GP LLC and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013	Exhibit 4.ii.(c) to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003*

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.iii.	Registrant hereby agrees to furnish to the Commission, upon request, with all other instruments defining the rights of holders of each issue of long-term debt of the Registrant and its consolidated subsidiaries

10.i.(a)	Mining and Processing Agreement dated January 31, 1978, between Potash Corporation of Saskatchewan Inc. and International Minerals & Chemical (Canada) Global Limited	Exhibit 10.7 to Registration Statement No. 33-17091

10.i.(b)	Memorandum of Agreement as of December 21, 1990, amending Mining and Processing Agreement of January 31, 1978, between Potash Corporation of Saskatchewan Inc. and International Minerals & Chemical (Canada) Global Limited	Exhibit 10.51 to the Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1991*

10.i.(c)	Division of Proceeds Agreement dated December 21, 1990, between Potash Corporation of Saskatchewan Inc. and International Minerals & Chemical (Canada) Global Limited	Exhibit 10.52 to the Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1991*

10.i.(d)	Form of Partnership Agreement, dated as of July 1, 1993, as further amended and restated as of May 26, 1995, between IMC-Agrico GP Company, Agrico Limited Partnership and IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.), including definitions	Exhibit 10.29 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995*

10.i.(e)	Form of Parent Agreement, dated as of July 1, 1993, as further amended and restated as of May 26, 1995, between IMC Global Operations Inc., Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Resource Partners, Limited Partnership), Freeport-McMoRan Inc. and IMC Phosphates Company (formerly IMC-Agrico Company)	Exhibit 10.30 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995*

10.i.(f)	Amendment, Waiver and Consent, dated May 26, 1995, among IMC Global Inc.; IMC Global Operations Inc.; IMC-Agrico GP Company; IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Phosphates Company (formerly IMC-Agrico Company); Freeport-McMoRan Inc.; Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Resource Partners, Limited Partnership); and Agrico, Limited Partnership	Exhibit 10.31 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995*

10.i.(g)	Agreement and Plan of Complete Liquidation and Dissolution, dated May 26, 1995, among IMC Global Operations Inc., IMC-Agrico GP Company, and IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.)	Exhibit 10.32 to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1995*

10.i.(h)	Agreement Under the Parent Agreement, dated as of January 23, 1996, among IMC Global Inc.; IMC Global Operations Inc.; Phosphate Resource Partners Limited Partnership (formerly Freeport-McMoRan Resource Partners, Limited Partnership); Freeport-McMoRan Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)	Exhibit 10.63 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1995*

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.i.(i)	Amendment and Agreement Under the Partnership Agreement, dated as of January 23, 1996, by and among IMC-Agrico GP Company; Agrico, Limited Partnership; IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Global Operations Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)	Exhibit 10.64 to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 1995*

10.i.(j)	Amendment and Agreement dated as of January 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Global Operations, Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)	Exhibit 10.i.(a) to the Phosphate Resource Partners Limited Partnership Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000 (SEC File No. 1-9164)

10.i.(k)	Amendment and Agreement dated as of August 1, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Global Operations, Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)	Exhibit 10.i.(b) to the Phosphate Resource Partners Limited Partnership Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000 (SEC File No. 1-9164)

10.i.(l)	Amendment and Agreement dated as of December 22, 1997 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Global Operations, Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)	Exhibit 10.5 to the Annual Report on Form 10-K of Phosphate Resource Partners Limited Partnership for the Fiscal Year Ended December 31, 1998 (SEC File No. 1-9164)

10.i.(m)	Amendment and Agreement dated as of June 26, 2000 to the Amended and Restated Partnership Agreement dated May 26, 1995 by and among IMC Phosphates MP Inc. (formerly IMC-Agrico MP, Inc.); IMC Global Operations, Inc.; and IMC Phosphates Company (formerly IMC-Agrico Company)	Exhibit 10.i.(c) to the Phosphate Resource Partners Limited Partnership Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000 (SEC File No. 1-9164)

10.iii.(a)**	1988 Stock Option & Award Plan, as amended and restated	Exhibit A to Proxy Statement dated April 5, 2001*

10.iii.(b)**	1994 Stock Option Plan for Non-Employee Directors	Exhibit 4(a) to Registration Statement No. 33-56911

10.iii.(c)**	Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.iii.(e) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000*

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.(d)**	Addendum dated July 10, 2001 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.iii.(d) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002*

10.iii.(e)**	1998 Stock Option Plan for Non-Employee Directors	Exhibit 10.7 to the Company’s Current Report on Form 8-K dated May 14, 1998*

10.iii.(f)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) 1998 Defined Contribution Supplemental Executive Retirement Plan	Exhibit 10.iii.(m) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*

10.iii.(g)**	Form of Amended and Restated Executive Severance Agreement dated October 24, 2000 between IMC Global Inc. and C.S. Hoffman, M.A. Hynes, S.P. Malia and R. Porter	Exhibit 10.iii.(i) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000*

10.iii.(h)**	Form of IMC Global Inc. and IMC Phosphates MP Inc. (formerly IMC-Agrico MP Inc.) Restoration Plan	Exhibit 10.iii.(t) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*

10.iii.(i)**	First amendment to the IMC Global Inc. 1998 Restoration Plan	Exhibit 10.iii.(v) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1999*

10.iii.(j)**	Sixth Amendment to the 1988 Stock Option and Award Plan, as amended and restated	Exhibit 10.iii.(p) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*

10.iii.(k)**	Master Trust Agreement for IMC Global Inc. Nonqualified Deferred Compensation Plans	Exhibit 10.iii.(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*

10.iii.(l)**	IMC Global Inc. Amended and Restated Non-Employee Director Deferred Compensation Plan effective February 1, 2002	Exhibit 10.iii.(r) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.(m)**	IMC Global Inc. Amended and Restated Management Deferred Compensation Plan effective February 1, 2002	Exhibit 10.iii.(s) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*

10.iii.(n)**	First Amendment dated February 20, 2002 to the 1998 Stock Option Plan for Non-Employee Directors	Exhibit 10.iii.(t) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*

10.iii.(o)**	Form of Executive Severance Agreement dated March 4, 2002 between IMC Global Inc. and J.J. Ferguson	Exhibit 10.iii.(u) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2001*

10.iii.(p)**	Form of Key Manager Severance Agreement between IMC Global Inc. and E. Paul Dunn, Jr.	Exhibit 10.iii.(q) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002*

10.iii.(q)**	Form of Key Manager Severance Agreement between IMC Global Inc. and R. M. Qualls	Exhibit 10.iii.(r) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002*

10.iii.(r)**	1997 Directors’ Pension Plan Termination and Conversion of Accrued Benefits	Exhibit 10.iii.(s) to the Company’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2002*

10.iii.(s)**	Addendum dated February 17, 2003 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.iii.(a) to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2003*

10.iii.(t)**	Addendum dated March 21, 2003 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz	Exhibit 10.iii.(b) to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2003*

10.iii.(u)**	Description of certain severance benefits for John J. Ferguson	Exhibit 10.iii to the Company’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 2003*

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
10.iii.(v)**	Amendment dated December 2003 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz		***

10.iii.(w)**	Amendment dated December 15, 2003 to Executive Severance Agreement between IMC Global Inc. and C. S. Hoffman		***

10.iii.(x)**	Amendment dated December 10, 2003 to Executive Severance Agreement between IMC Global Inc. and M. A. Hynes		***

10.iii.(y)**	Amendment dated December 10, 2003 to Executive Severance Agreement between IMC Global Inc. and S. P. Malia		***

10.iii.(z)**	Amendment dated December 10, 2003 to Executive Severance Agreement between IMC Global Inc. and R. Porter		***

10.iii.(aa)**	Amendment dated December 2003 to Key Manager Severance Agreement between IMC Global Inc. and E. Paul Dunn, Jr.		***

10.iii.(bb)**	First Amendment dated December 15, 2003 to Key Manager Severance Agreement between IMC Global Inc. and R. M. Qualls.		***

10.iii.(cc)**	Second Amendment dated December 15, 2003 to Key Manager Severance Agreement between IMC Global Inc. and R. M. Qualls		***

10.iii.(dd)**	Amendment dated February 11, 2004 to Amended and Restated Employment Agreement dated as of October 24, 2000 between IMC Global Inc. and Douglas A. Pertz		***

10.iii.(ee)**	Amendment dated February 5, 2004 to Executive Severance Agreement between IMC Global Inc. and C. S. Hoffman		***

10.iii.(ff)**	Amendment dated February 9, 2004 to Executive Severance Agreement between IMC Global Inc. and M. A. Hynes		***

10.iii.(gg)**	Amendment dated February 4, 2004 to Executive Severance Agreement between IMC Global Inc. and S. P. Malia		***

10.iii.(hh)**	Amendment dated February 6, 2004 to Executive Severance Agreement between IMC Global Inc. and R. Porter		***

10.iii.(ii)**	Amendment dated February 11, 2004 to Key Manager Severance Agreement between IMC Global Inc. and E. Paul Dunn, Jr.		***

12	Ratio of Earnings to Fixed Charges		***

21	Subsidiaries of the Registrant		***

23	Consent of Ernst & Young LLP, Independent Auditors		X

24	Power of Attorney		***

31.1	Certification Required by Rule 13a-14(a)		X

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

99	Agreement between IMC Global Inc., Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation governing the granting of proxies to IMC Global Inc.	Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 29, 2003*

*	SEC File No. 1-9759.
**	Denotes management contract or compensatory plan.
***	Previously filed with the 2003 10-K.

INDEX TO FINANCIAL STATEMENT SCHEDULES

The financial statement schedules listed below should be read in conjunction with such financial statements contained in IMC’s 2003 10-K. Schedules other than those listed above have been omitted since they are either not required, not applicable or the required information is included in the financial statements or notes thereto.

Schedule II - Valuation and qualifying accounts

		Additions
Description	Beginning Balance	Charged to costs/expenses	Charged to other accounts	Deductions [a]	Ending Balance
Allowance for doubtful accounts
2001	5.6	1.0	—	(0.4)	6.2
2002	6.2	4.1	—	(3.5)	6.8
2003	6.8	0.8	—	(3.4)	4.2

[a]	Represents accounts written off during the year, price adjustments with an export association as well as amounts deemed no longer necessary.

F-1