Form 10-Q/A
period 2004-03-31
IMC GLOBAL INC
filed 2004-09-14
CIK 820626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. l)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒.    No  ☐.

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒.    No  ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 115,818,873 shares, excluding 14,922,406 treasury shares as of April 29, 2004.

EXPLANATORY NOTE

This amendment (Amendment) to the Quarterly Report on Form 10-Q (Form 10-Q) of IMC Global Inc. (Company or IMC) for the quarter ended March 31, 2004 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of (i) registration statements on Form S-4 of (a) The Mosaic Company (formerly Global Nutrition Solutions Inc.) related to the pending combination of the Company and Cargill Crop Nutrition and (b) the Company related to the pending merger of Phosphate Resource Partners Limited Partnership (PLP) into a subsidiary of the Company and (ii) the documents incorporated by reference in such registration statements, including the Form 10-Q. The Amendment enhances and clarifies certain disclosures and reclassifies certain information in the Form 10-Q. The Amendment does not change reported net sales, earnings (loss) from continuing operations, net earnings (loss), per share amounts or stockholders’ equity. The Amendment results in an increase in total assets as of December 31, 2003 of $90.8 million or 2.5 percent and a corresponding increase in current liabilities of $90.8 million; these amounts were previously presented on a net asset basis on the face of the balance sheet as of December 31, 2003. No change resulted to stockholders’ equity.

The Form 10-Q, including information that is being added or amended by the Amendment, does not reflect any events or developments occurring subsequent to May 7, 2004, the date on which the Form 10-Q was filed. For a discussion of events and developments occurring subsequent to May 7, 2004, see the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2004 as amended by Amendment No. 1 thereto on Form 10-Q/A.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements hereby is amended to read in its entirety as follows:

Item 1. Financial Statements

The accompanying interim condensed consolidated financial statements of the Company do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 are unaudited but include all adjustments which the Company’s management considers necessary for fair presentation. These adjustments consist of normal recurring accruals and the adoption of new accounting pronouncements. Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended March 31
	2004	2003
Net sales	$584.2	$552.1
Cost of goods sold	505.4	516.9

Gross margins	78.8	35.2

Selling, general and administrative expenses	16.8	18.3
Restructuring charges	—	3.9

Operating earnings	62.0	13.0

Interest expense	47.1	45.9
Foreign currency transaction (gain) loss	(4.6)	21.9
Debt refinancing expense	—	2.9
Other expense, net	8.8	0.5

Earnings (loss) before minority interest	10.7	(58.2)
Minority interest	(8.5)	(11.6)

Earnings (loss) before taxes	19.2	(46.6)
Provision (benefit) for income taxes	7.6	(14.9)

Earnings (loss) from continuing operations	11.6	(31.7)
Loss from discontinued operations	(2.4)	—

Earnings (loss) before cumulative effect of a change in accounting principle	9.2	(31.7)
Cumulative effect of a change in accounting principle (net of minority interest of $6.9 and a tax benefit of $3.0)	—	(4.9)

Net earnings (loss)	$9.2	$(36.6)

Earnings (loss) from continuing operations available for common shareholders:
Earnings (loss) from continuing operations	$11.6	$(31.7)
Preferred stock dividend	(2.6)	—

	$9.0	$(31.7)

Basic and diluted earnings (loss) per share:
Earnings (loss) from continuing operations available for common shareholders before cumulative effect of a change in accounting principle	$0.08	$(0.28)
Loss from discontinued operations	(0.02)	—
Cumulative effect of a change in accounting principle	—	(0.04)

Net earnings (loss) per share available for common shareholders	$0.06	$(0.32)

Basic weighted average number of shares outstanding	114.9	114.7

Diluted weighted average number of shares outstanding	116.0	114.7

Dividends declared per share of common stock	$—	$0.02

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	(Unaudited)
	March 31, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$1.5	$76.8
Restricted cash	—	12.4
Receivables, net	213.7	194.8
Inventories, net	354.1	305.7
Deferred income taxes	7.1	7.1
Assets of discontinued operations held for sale	—	92.8
Other current assets	43.9	40.8

Total current assets	620.3	730.4

Property, plant and equipment, net	2,331.7	2,357.8
Goodwill, net	289.0	289.0
Other assets	395.5	384.3

Total assets	$3,636.5	$3,761.5

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$175.4	$185.7
Accrued liabilities	257.5	242.9
Liabilities of discontinued operations to be assumed in a sale	—	90.8
Short-term debt and current maturities of long-term debt	43.4	25.4

Total current liabilities	476.3	544.8

Long-term debt, less current maturities	2,057.8	2,091.4
Deferred income taxes	1.6	19.9
Other noncurrent liabilities	576.7	578.8

Stockholders’ equity:
Preferred stock, 7.5% mandatory convertible preferred, $1 par value, issued 2,750,000 as of March 31 and December 31 (liquidation preference $50 per share)	2.8	2.8
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,594,856 shares and 130,589,425 shares as of March 31 and December 31, respectively	130.6	130.6
Capital in excess of par value	1,864.6	1,871.7
Accumulated deficit	(1,125.6)	(1,132.2)
Accumulated other comprehensive income (loss)	(8.9)	1.0
Treasury stock, at cost, 14,922,406 and 15,486,798 shares as of March 31 and December 31, respectively	(339.4)	(347.3)

Total stockholders’ equity	524.1	526.6

Total liabilities and stockholders’ equity	$3,636.5	$3,761.5

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Three months ended March 31
	2004	2003
Cash Flows from Operating Activities

Net earnings (loss)	$9.2	$(36.6)
Adjustments to reconcile net earnings (loss) to net cash used in operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	45.5	41.1
Minority interest	(8.5)	(11.6)
Deferred income taxes	(16.4)	(18.6)
Cumulative effect of a change in accounting principle	—	4.9
Other charges	3.9	18.9
Other credits	(17.1)	(26.3)
Changes in:
Receivables	(18.9)	(22.1)
Inventories	(48.4)	37.3
Other current assets	1.7	0.2
Accounts payable	(10.3)	22.5
Accrued liabilities	13.1	(22.2)
Adjustments from discontinued operations	—	0.6

Net cash used in operating activities	(46.2)	(11.9)

Cash Flows from Investing Activities

Capital expenditures	(23.6)	(23.7)
Proceeds from the sale of assets	2.1	20.6

Net cash used in investing activities	(21.5)	(3.1)

Net cash used before financing activities	(67.7)	(15.0)

Cash Flows from Financing Activities

Payments of long-term debt	(109.9)	(361.1)
Proceeds from issuance of long-term debt	113.7	366.5
Changes in short-term debt, net	(19.3)	(98.5)
Restricted cash	12.4	105.5
Debt refinancing and issuance costs	(1.9)	(1.7)
Cash dividends paid	(2.6)	(2.3)

Net cash provided by (used in) financing activities	(7.6)	8.4

Net change in cash and cash equivalents	(75.3)	(6.6)
Cash and cash equivalents - beginning of period	76.8	17.7

Cash and cash equivalents - end of period	$1.5	$11.1

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(Unaudited)

1.	RESTRUCTURING CHARGES

Activity related to the Company’s restructuring accruals during the period January 1, 2004 to March 31, 2004 was as follows:

	Accrual as of January 1, 2004	Cash Paid	Accrual as of March 31, 2004
Non-employee exit costs:
Demolition and closure costs	$18.8	$(1.2)	$17.6

Employee headcount reductions:
Severance benefits	3.2	(0.7)	2.5

Total	$22.0	$(1.9)	$20.1

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

As of December 31, 2003 the assets of discontinued operations held for sale and the liabilities of discontinued operations to be assumed in a sale of Chemicals, including the estimated losses on disposal, consisted of the following:

December 31, 2003
Assets:
Receivables, net	$38.9
Inventories, net	48.8
Other current assets	0.7
Other assets	4.4

Assets of discontinued operations held for sale	$92.8

Liabilities:
Accounts payable	$27.8
Accrued liabilities	22.1
Estimated accrued loss on disposal	35.0
Other noncurrent liabilities	5.9

Liabilities of discontinued operations to be assumed in a sale	$90.8

3.	INVENTORIES

	March 31, 2004	December 31, 2003
Products (principally finished)	$281.8	$235.3
Operating materials and supplies	77.7	75.5

	359.5	310.8
Less: Allowances	(5.4)	(5.1)

Inventories, net	$354.1	$305.7

4.	FINANCING ARRANGEMENTS

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

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC’s credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended March 31, 2004, IMC’s interest expense coverage ratio was 1.88 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended March 31, 2004, IMC’s total leverage ratio was 5.59 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended March 31, 2004, IMC’s secured leverage ratio was 0.73 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC’s credit facilities to the sum of the total principal amount of the loans under IMC’s credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. At March 31, 2004, IMC’s collateral coverage ratio was 1.67 to 1.00.

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

The indentures relating to the Company’s 10.875 percent notes due 2008 and the 11.25 percent notes due 2011, collectively IMC Senior Notes, contain a covenant which requires the consent of the holders of the IMC Senior Notes to a merger involving IMC unless certain financial tests are met immediately following that merger. IMC is evaluating whether the consent of the holders of the IMC Senior Notes will be required to consummate the merger of IMC with a subsidiary of the new public company that is contemplated by the agreement between IMC and Cargill, which will depend in part on the financial results of IMC between now and the date of the completion of the transactions and the manner in which the Cargill Crop Nutrition business is contributed to the new public company and its subsidiaries or affiliates. If the financial results of IMC or the structure of the contribution of Cargill Crop Nutrition do not eliminate the need for consent, IMC will need to seek consent of the holders of the IMC Senior Notes or consider other arrangements with respect to the IMC Senior Notes. If consent is ultimately determined to be required, IMC may not be able to obtain, or may experience difficulty and expense in obtaining the required consent.

IMC’s indentures governing the IMC Senior Notes contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC’s indentures. As of March 31, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements. It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes. In such case, IMC may be required to borrow additional funds in order to make the required purchases. However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC. Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC’s indentures, and would also constitute a default under IMC’s credit facilities. Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long-term debt.

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

Dividends on the Preferred Shares are cumulative. Dividend rights and liquidation preferences of the Preferred Stock are senior to those of the Company’s common stock. The Company is permitted (subject to compliance with the registration provisions under the Securities Act of 1933 and other applicable requirements) to pay dividends on the Preferred Shares by delivering common stock to the transfer agent for the Preferred Shares, which common stock would be sold to pay the dividend.

Holders of the Preferred Shares do not have voting rights except, in general: (i) as required by applicable Delaware law, (ii) the right (together with holders of other preferred stock having dividend preferences similar to the Preferred Shares) to elect two directors in the event dividends on the Preferred Shares (and any other such preferred stock) are not paid for six quarters, (iii) in the event of certain amendments to the Company’s certificate of incorporation that adversely affect the holders of Preferred Shares, and (iv) in connection with certain issuances or authorizations of securities having dividend or liquidation preferences senior to the Preferred Shares.

On August 1, 2003 the Company issued $400.0 million principal amount of 10.875 percent notes due 2013 (August Note Offering) for proceeds before fees and expenses of $391.1 million. The August Note Offering contains covenants similar to and rank pari pasu with IMC Senior Notes. The IMC Senior Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of March 31, 2004, the Company had $19.6 million available for the payment of cash dividends with respect to its common and preferred stock. In addition, the agreement with Cargill (Note 11) limits dividends on the Company’s common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

As of March 31, 2004, the estimated fair value of long-term debt was approximately $205.5 million more than the carrying value amount of such debt. The fair value was estimated based on each debt instrument’s market price as of March 31, 2004.

5.	PENSION PLANS AND OTHER BENEFITS

The components of net pension and other benefits costs were:

	Pension Plans		Other Benefits
	Three months ended March 31,		Three months ended March 31,
	2004	2003	2004	2003
Service cost for benefits earned during the period	$1.5	$1.7	$0.4	$0.4
Interest cost on projected benefit obligation	7.0	7.1	1.8	2.7
Return on plan assets	(7.1)	(8.0)	—	—
Net amortization and deferral	2.4	1.6	(3.4)	(2.0)
Curtailments and settlements	—	0.1	—	(0.8)

Net pension and other benefits (income) expense	$3.8	$2.5	$(1.2)	$0.3

The Company estimates that contributions to its Pension Plans will be $32.6 million in 2004. The Company’s estimated contributions to its Other Benefits Plans are generally on schedule with the dollar estimates disclosed in the Company’s 2003 Annual Report on Form 10-K.

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

Statement of Financial Accounting Standards (SFAS) No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, requires that presently enacted changes in law impacting employer-sponsored retiree health care programs which take effect in future periods be considered in current-period measurements for benefits expected to be provided in those future periods. Therefore, under SFAS No. 106 guidance, measures of plan liabilities and annual expense on or after the date of enactment should reflect the effects of the Act.

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

In 2004, the Company intends to review the Benefit Plans in light of the Act. The Company will most likely amend the Other Benefits Plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, the Company anticipates that the Other Benefit Plans’ obligations and costs could be reduced once those amendments are adopted and/or the government subsidies are considered.

6.	OPERATING SEGMENTS[a]

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended March 31, 2004
Net sales from external customers	$346.9	$237.3	$—	$584.2
Intersegment net sales	16.4	2.3	—	18.7
Gross margins	18.4	65.2	(4.8)	78.8
Operating earnings (loss)	7.6	58.0	(3.6)	62.0

Three months ended March 31, 2003
Net sales from external customers	$340.5	$211.6	$—	$552.1
Intersegment net sales	18.5	2.6	—	21.1
Gross margins	(14.8)	54.5	(4.5)	35.2
Operating earnings (loss)[b]	(28.8)	47.4	(5.6)	13.0

[a]	The operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 2).
[b]	Operating earnings (loss) include restructuring charges of $2.9 million, $0.8 million and $0.2 million for IMC PhosFeed, IMC Potash and Other, respectively (Note 1).

7.	COMPREHENSIVE INCOME (LOSS)

	Three months ended March 31
	2004	2003
Comprehensive income (loss):
Net earnings (loss)	$9.2	$(36.6)
Net unrealized gain (loss) on derivative instruments	(0.2)	6.2
Minimum pension liability	0.2	3.8
Foreign currency translation adjustment	(9.9)	39.2

Total comprehensive income (loss) for the period	$(0.7)	$12.6

8.	EARNINGS PER SHARE

The following is a reconciliation of the numerator for basic earnings (loss) per share:

	Three months ended March 31
	2004	2003
Net earnings (loss)	$9.2	$(36.6)
Preferred dividends accrued	(2.6)	—

Earnings (loss) available to common shareholders	$6.6	$(36.6)

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

	Three months ended March 31
	2004	2003
Basic EPS shares	114.9	114.7
Effect of dilutive securities	1.1	—

Diluted EPS shares	116.0	114.7

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

If the Company’s stock option plans’ compensation cost had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings (loss) and earnings (loss) per share available for common shareholders would have changed to the following pro forma amounts:

	Three months ended March 31
	2004	2003
Net Earnings (loss), as reported:	$9.2	$(36.6)

Add: Total stock-based employee compensation expense as reported	0.6	0.4
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.9)	(1.9)

Pro forma net earnings (loss)	$7.9	$(38.1)

Earnings (loss) per share:
Basic - as reported	$0.06	$(0.32)

Basic - pro forma	$0.05	$(0.33)

Diluted - as reported	$0.06	$(0.32)

Diluted - pro forma	$0.05	$(0.33)

10.	PENSACOLA SETTLEMENT

On March 28, 2001, and again on April 25, 2001, plaintiffs from Pensacola, Florida filed class-action lawsuits against Agrico Chemical Company (Agrico), a subsidiary of Phosphate Resource Partners Limited Partnership (PLP) and a number of unrelated defendants (First action - Samples et al. vs. Conoco Inc. et al., Second Action - Williams et al. vs. Conoco Inc., both in the Circuit Court of the First Judicial Circuit, Escambia County Florida). The Company has an indirect 51.6 percent ownership interest in PLP. In addition, the Company was initially a defendant in the Williams case but was voluntarily dismissed by plaintiffs on July 31, 2003. The complainants in these cases seek damages in an unspecified amount purportedly arising from releases to groundwater occurring at the Agrico Superfund site in Pensacola, Florida. As a division of Conoco Inc. (Conoco) and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce crop nutrients and crop nutrient-related materials. The Samples case primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages. The Williams action asserts a state law claim seeking medical monitoring as a result of the releases to groundwater. On April 2, 2004, the Company signed a term sheet to settle these two lawsuits on a class-wide basis. The term sheet provides that the defendants collectively will pay a total of $65.0 million to class members in Pensacola to address concerns regarding impacts to property and an additional $3.5 million to fund a voluntary medical monitoring program. The defendants also will reimburse plaintiff attorneys’ fees and costs, once those have been requested from and approved by a Florida Circuit Court (Circuit Court). The parties have begun drafting definitive agreements reflecting the settlement terms, which must still be approved by the Circuit Court. As such, the full terms of the settlement are not yet final.

As a result of the proposed settlement, the Company recorded a charge in the first quarter of 2004 of $6.0 million, net of previously established reserves and legal expenses in Other expense, net. This charge negatively impacted Earnings (loss) from continuing operations by $0.7 million, net of minority interest and taxes.

11.	CARGILL CROP NUTRITION AND PLP MERGERS

The Company and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine the Company and Cargill Crop Nutrition to create a new, publicly traded company. Under terms of the definitive agreement, IMC common stockholders and Cargill will own on a pro forma basis 33.5 percent and 66.5 percent, respectively, of the outstanding common shares of the new company. On April 8, 2004, Global Nutrition Solutions, Inc. filed a Registration Statement on Form S-4 with the U.S. Securities and Exchange Commission (SEC) containing a preliminary proxy statement/prospectus regarding the proposed transaction between IMC and Cargill Crop Nutrition. The combination is subject to regulatory approval in the U.S., Brazil, Canada and several other countries; the approval of IMC Global’s common shareholders; the completion of the PLP merger referred to below; and satisfaction of other customary closing conditions. Necessary antitrust or competition processes required in several other jurisdictions, including China, have been fully satisfied. Closing is anticipated in the summer of 2004. IMC will not distribute the definitive proxy statement/prospectus regarding the proposed transaction to its common stockholders until the SEC has completed to review of such Registration Statement and such Registration Statement has been declared effective by the SEC.

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

For further information regarding the transactions referred to in the prior two paragraphs, reference is made to Note 19 and Actions Challenging the PLP Unit Exchange in Note 18 of Notes to Consolidated Financial Statements in IMC’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

12.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Payment of the IMC Senior Notes of the Company is fully and unconditionally guaranteed by certain of the Company’s restricted subsidiaries (as defined in the IMC Senior Notes indenture) and is also guaranteed, on a limited basis, by IMC Phosphates Company (IMC Phosphates) and PLP.

The following tables present condensed consolidating financial information for the guarantors of the IMC Senior Notes. The following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of this information.

Condensed Consolidating Statement of Operations

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2004
Net sales	$—	$—	$347.4	$279.8	$69.9	$(112.9)	$584.2
Cost of goods sold	2.0	—	329.0	246.6	41.6	(113.8)	505.4

Gross margins	(2.0)	—	18.4	33.2	28.3	0.9	78.8
Selling, general and administrative expenses	—	1.3	10.7	5.8	1.5	(2.5)	16.8

Operating earnings (loss)	(2.0)	(1.3)	7.7	27.4	26.8	3.4	62.0
Equity in earnings of subsidiaries/affiliates	45.8	4.3	—	16.8	—	(66.9)	—
Interest expense	34.5	7.5	4.7	1.0	(0.5)	(0.1)	47.1
Other (income) expense, net	3.3	10.1	(0.3)	(8.6)	(0.6)	0.3	4.2
Minority interest	(8.5)	—	—	—	—	—	(8.5)

Earnings (loss) before income taxes	14.5	(14.6)	3.3	51.8	27.9	(63.7)	19.2
Provision for income taxes	5.8	—	—	20.6	11.1	(29.9)	7.6

Earnings (loss) from continuing operations	8.7	(14.6)	3.3	31.2	16.8	(33.8)	11.6
Earnings (loss) from discontinued operations	0.5	—	—	—	—	(2.9)	(2.4)

Net earnings (loss)	$9.2	$(14.6)	$3.3	$31.2	$16.8	$(36.7)	$9.2

Condensed Consolidating Statement of Operations

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2003
Net sales	$—	$—	$340.2	$251.8	$65.0	$(104.9)	$552.1
Cost of goods sold	1.7	—	355.4	227.2	41.7	(109.1)	516.9

Gross margins	(1.7)	—	(15.2)	24.6	23.3	4.2	35.2
Selling, general and administrative expenses	0.4	2.6	11.0	6.7	1.4	(3.8)	18.3
Restructuring activity	—	—	2.9	0.8	0.2	—	3.9

Operating earnings (loss)	(2.1)	(2.6)	(29.1)	17.1	21.7	8.0	13.0
Equity in earnings (loss) of subsidiaries/affiliates	(63.5)	(10.4)	—	9.7	—	64.2	—
Interest expense	32.6	7.5	4.9	1.8	(0.3)	(0.6)	45.9
Other (income) expense, net	5.5	—	(1.9)	7.5	12.3	1.9	25.3
Minority interest	(11.6)	—	—	—	—	—	(11.6)

Earnings (loss) before income taxes	(92.1)	(20.5)	(32.1)	17.5	9.7	70.9	(46.6)
Provision (benefit) for income taxes	(29.5)	—	—	5.6	3.1	5.9	(14.9)

Earnings (loss) before cumulative effect of change in accounting principle	(62.6)	(20.5)	(32.1)	11.9	6.6	65.0	(31.7)
Cumulative effect of change in accounting principle	26.0	(13.6)	(32.7)	(1.3)	3.1	13.6	(4.9)

Net earnings (loss)	$(36.6)	$(34.1)	$(64.8)	$10.6	$9.7	$78.6	$(36.6)

Condensed Consolidating Balance Sheet

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of March 31, 2004

Assets
Current assets:
Cash and cash equivalents	$—	$—	$0.3	$0.1	$1.5	$(0.4)	$—	$1.5
Receivables, net	(3.4)	0.6	122.7	123.1	70.0	20.6	(119.9)	213.7
Due from affiliates	136.0	68.4	—	0.7	955.5	192.1	(1,352.7)	—
Inventories, net	(2.2)	—	271.3	—	74.7	15.4	(5.1)	354.1
Other current assets	17.9	—	13.0	—	15.2	4.9	—	51.0

Total current assets	148.3	69.0	407.3	123.9	1,116.9	232.6	(1,477.7)	620.3
Property, plant and equipment, net	188.3	—	1,381.1	—	512.5	249.3	0.5	2,331.7
Due from affiliates	895.7	—	9.4	—	427.4	91.1	(1,423.6)	—
Investment in subsidiaries/affiliates	1,376.1	242.9	—	—	5,008.6	(477.8)	(6,149.8)	—
Other assets	516.7	0.5	51.7	9.4	53.9	57.3	(5.0)	684.5

Total assets	$3,125.1	$312.4	$1,849.5	$133.3	$7,119.3	$152.5	$(9,055.6)	$3,636.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$(4.0)	$—	$143.8	$—	$51.2	$8.2	$(23.8)	$175.4
Accrued liabilities	140.4	1.3	47.8	19.3	24.4	19.4	4.9	257.5
Due to (from) affiliates	188.7	47.4	178.3	(0.1)	747.0	(31.5)	(1,129.8)	—
Short-term debt and current maturities of long-term debt	39.1	—	4.3	—	—	—	—	43.4

Total current liabilities	364.2	48.7	374.2	19.2	822.6	(3.9)	(1,148.7)	476.3

Due to affiliates	373.2	—	133.7	—	801.3	62.0	(1,370.2)	—
Long-term debt, less current maturities	1,867.6	586.9	418.7	—	5.0	—	(820.4)	2,057.8
Other noncurrent liabilities	8.8	109.8	134.3	145.5	111.7	70.0	(1.8)	578.3
Stockholders’ equity (deficit)	511.3	(433.0)	788.6	(31.4)	5,378.7	24.4	(5,714.5)	524.1

Total liabilities and stockholders’ equity (deficit)	$3,125.1	$312.4	$1,849.5	$133.3	$7,119.3	$152.5	$(9,055.6)	$3,636.5

Condensed Consolidating Balance Sheet

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$5.4	$—	$0.6	$0.1	$(11.0)	$83.1	$(1.4)	$76.8
Restricted cash	12.4	—	—	—	—	—	—	12.4
Receivables, net	2.1	0.6	123.3	122.6	88.2	18.8	(160.8)	194.8
Due from affiliates	162.1	59.0	—	0.7	858.9	167.1	(1,247.8)	—
Inventories, net	(2.2)	—	225.9	—	119.0	16.0	(53.0)	305.7
Assets of discontinued operations held for sale	—	—	—	—	—	—	92.8	92.8
Other current assets	17.8	—	9.4	—	13.3	8.3	(0.9)	47.9

Total current assets	197.6	59.6	359.2	123.4	1,068.4	293.3	(1,371.1)	730.4
Property, plant and equipment, net	190.4	—	1,390.7	—	641.0	135.3	0.4	2,357.8
Due from affiliates	800.9	—	9.4	—	410.0	28.4	(1,248.7)	—
Investment in subsidiaries/affiliates	1,307.6	246.1	—	—	4,896.8	(103.0)	(6,347.5)	—
Other assets	508.5	0.6	49.8	9.4	60.7	55.9	(11.6)	673.3

Total assets	$3,005.0	$306.3	$1,809.1	$132.8	$7,076.9	$409.9	$(8,978.5)	$3,761.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$0.1	$1.5	$161.9	$—	$62.6	$13.6	$(54.0)	$185.7
Accrued liabilities	112.1	4.1	54.3	19.5	55.6	49.4	(52.1)	242.9
Due to (from) affiliates	92.0	45.4	160.8	(0.1)	1,033.9	(39.7)	(1,292.3)	—
Liabilities of discontinued operations to be assumed in a sale	—	—	—	—	—	—	90.8	90.8
Short-term debt and current maturities of long-term debt	9.3	5.7	4.0	—	—	6.4	—	25.4

Total current liabilities	213.5	56.7	381.0	19.4	1,152.1	29.7	(1,307.6)	544.8
Due to affiliates	355.1	—	132.8	—	365.3	59.8	(913.0)	—

Long-term debt, less current maturities	1,904.3	568.3	351.2	—	0.1	0.2	(732.7)	2,091.4
Other noncurrent liabilities	25.8	101.6	140.6	144.7	123.9	72.6	(10.5)	598.7
Stockholders’ equity (deficit)	506.3	(420.3)	803.5	(31.3)	5,435.5	247.6	(6,014.7)	526.6

Total liabilities and stockholders’ equity (deficit)	$3,005.0	$306.3	$1,809.1	$132.8	$7,076.9	$409.9	$(8,978.5)	$3,761.5

Condensed Consolidating Statement of Cash Flows

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2004

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(8.1)	$(12.9)	$(51.7)	$—	$15.1	$(75.0)	$86.4	$(46.2)

Cash Flows from Investing Activities
Capital expenditures	—	—	(16.4)	—	(7.6)	(2.1)	2.5	(23.6)
Proceeds from the sale of assets	2.0	—	—	—	0.1	—	—	2.1

Net cash provided by (used in) investing activities	2.0	—	(16.4)	—	(7.5)	(2.1)	2.5	(21.5)

Net cash provided (used) before financing activities	(6.1)	(12.9)	(68.1)	—	7.6	(77.1)	88.9	(67.7)

Cash Flows from Financing Activities
Payments of long-term debt	(81.4)	(2.5)	(1.2)	—	(27.8)	—	3.0	(109.9)
Proceeds from issuance of long-term debt, net	81.0	21.1	69.0	—	32.7	—	(90.1)	113.7
Changes in short-term debt, net	(6.8)	(5.7)	—	—	—	(6.4)	(0.4)	(19.3)
Restricted cash	12.4	—	—	—	—	—	—	12.4
Debt refinancing and issuance costs	(1.9)	—	—	—	—	—	—	(1.9)
Cash dividends paid	(2.6)	—	—	—	—	—	—	(2.6)

Net cash provided by (used in) financing activities	0.7	12.9	67.8	—	4.9	(6.4)	(87.5)	(7.6)

Net change in cash and cash equivalents	(5.4)	—	(0.3)	—	12.5	(83.5)	1.4	(75.3)
Cash and cash equivalents - beginning of period	5.4	—	0.6	0.1	(11.0)	83.1	(1.4)	76.8

Cash and cash equivalents - end of period	$—	$—	$0.3	$0.1	$1.5	$(0.4)	$—	$1.5

Condensed Consolidating Statement of Cash Flows

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended March 31, 2003

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities	$(29.4)	$(11.2)	$(1.6)	$—	$11.8	$(12.0)	$30.5	$(11.9)

Cash Flows from Investing Activities
Capital expenditures	—	—	(18.0)	—	(4.4)	(2.8)	1.5	(23.7)
Proceeds from sale of businesses	20.6	—	—	—	—	—	—	20.6

Net cash provided by (used in) investing activities	20.6	—	(18.0)	—	(4.4)	(2.8)	1.5	(3.1)

Net cash provided (used) before financing activities	(8.8)	(11.2)	(19.6)	—	7.4	(14.8)	32.0	(15.0)

Cash Flows from Financing Activities
Payments of long-term debt	(361.1)	—	(3.4)	—	—	—	3.4	(361.1)
Proceeds from issuance of long-term debt, net	366.5	11.2	24.2	—	—	—	(35.4)	366.5
Changes in short-term debt, net	(98.2)	—	—	—	—	(0.3)	—	(98.5)
Restricted cash	103.9	—	—	—	1.6	—	—	105.5
Debt refinancing and issuance costs	(1.7)	—	—	—	—	—	—	(1.7)
Cash dividends paid	(2.3)	—	—	—	—	—	—	(2.3)

Net cash provided by (used in) financing activities	7.1	11.2	20.8	—	1.6	(0.3)	(32.0)	8.4

Net change in cash and cash equivalents	(1.7)	—	1.2	—	9.0	(15.1)	—	(6.6)
Cash and cash equivalents - beginning of period	1.8	—	0.1	0.2	(6.1)	21.7	—	17.7

Cash and cash equivalents - end of period	$0.1	$—	$1.3	$0.2	$2.9	$6.6	$—	$11.1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations hereby is amended to read in its entirety as follows:1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Three months ended March 31, 2004 vs. three months ended March 31, 2003

Overview

Net sales for the first quarter of 2004 were $584.2 million and gross margins were $78.8 million. Net earnings in the current quarter were $9.2 million, or $0.06 per share, including a Loss from discontinued operations of $2.4 million, or $0.02 per share. Net sales for the first quarter of 2003 were $552.1 million and Gross margins were $35.2 million. The Net loss in the first quarter of 2003 was $36.6 million, or $0.32 per share, including a restructuring charge of $3.9 million, $2.3 million after tax and minority interest, or $0.02 per share (see Note 1 of Notes to Condensed Consolidated Financial Statements), and the Cumulative effect of a change in accounting principle of $4.9 million, net of minority interest and taxes, or $0.04 per share.

Net sales for the first quarter of 2004 increased $32.1 million or six percent from the prior year period while Gross margins increased $43.6 million. The increase in Net sales was the result of higher concentrated phosphate sales prices of $55.5 million, higher potash sales prices of $12.3 million and higher potash sales volumes of $5.8 million, partially offset by lower concentrated phosphate sales volumes of $32.7 million and lower feed ingredient sales of $6.6 million. Margins increased as a result of the higher concentrated phosphate and potash sales prices, previously discussed, as well as favorable idle plant costs of $5.4 million, partially offset by higher raw material costs of $22.9 million and higher phosphate operating costs of $12.0 million.

The operating results of the Company’s significant business units are discussed in more detail below.

IMC PhosFeed

IMC PhosFeed’s (PhosFeed) Net sales for the first quarter of 2004 increased one percent to $363.3 million compared to $359.0 million for the same period last year largely as a result of higher concentrated phosphate sales prices of $55.5 million, partially offset by lower concentrated phosphate sales volumes, primarily diammonium phosphate (DAP), of $32.7 million and lower feed ingredient sales of $6.6 million. Average DAP prices increased 31 percent to $188 per short ton in the first quarter of 2004 from $143 per short ton in the first quarter of 2003. The decrease in domestic DAP volumes was primarily as a result of customers holding back orders due to the expectation of falling prices, the timing of sales in the prior year as well as wet conditions

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

IMC Potash

IMC Potash’s (Potash) Net sales for the first quarter of 2004 increased 12 percent to $239.6 million compared to $214.2 million for the same period last year. Gross margins increased 20 percent to $65.2 million for the first quarter of 2004 compared to $54.5 million for the same period in 2003. The increase in Net sales was primarily the result of increased sales prices of $12.3 million and higher sales volumes of $5.8 million. The average selling price, including all potash products, of $77 per short ton compared to $74 per short ton in the prior year period. Potash’s sales volumes were higher mainly as a result of higher domestic shipments of muriate of potash (MOP) of $12.7 million, partially offset by lower shipments of sulphate of potash (SOP) of $4.7 million and lower export shipments of MOP of $3.3 million. The increase in domestic MOP volumes was primarily as a result of lower than average sales in the prior year period due to lower market share, customers having less available cash that resulted from increased nitrogen and phosphate prices as well as lower shipments to the southern United States. SOP volumes were lower as a result of the sale of this product line in the second quarter of 2003. MOP export volumes were unfavorable primarily a result of railcar shortages. Gross margins increased primarily as a result of higher sales prices, partially offset by increased spending of $2.3 million to control the inflow of water into one of the Company’s two interconnected mines at Esterhazy, Saskatchewan.

Key statistics

The following table summarizes the Company’s significant sales volumes and average selling prices for the three months ended March 31:

	2004	2003
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,377	1,636
Potash	2,275	2,153

Average price per ton[b]:
DAP	$188	$143
Potash	$77	$74

[a]	Sales volumes include tons sold captively. Phosphates’ volumes represent dry product tons, primarily DAP.
[b]	Average prices represent sales made FOB plant/mine.

Restructuring charges

In January 2003, the Company announced an organizational restructuring program (Program) to meet current business challenges and as part of the Company’s drive to be the industry’s low-cost producer. The Company incurred charges of $3.4 million during the first quarter of 2003 associated with severance and related costs for the Program. In addition, the Company incurred a $0.5 million charge for accretion expenses related to the lease payments associated with an ammonia barge shutdown. The Company originally recorded the net present value of future lease payments on the ammonia barge in 1998.

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

Other expense, net

Other expense, net for the first quarter of 2004 increased $8.3 million to $8.8 million from $0.5 million in the first quarter of 2003. This variance was primarily a result of the $6.0 million Pensacola, Florida proposed settlement, net of previously established reserves and legal expenses (see Note 10 of Notes to the Condensed Consolidated Financial Statements).

Minority interest

Losses allocated to minority interest decreased $3.1 million from the same period last year. This decrease in losses allocated to minority interest was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating earnings in the current quarter as compared to a loss in the prior year period, partially offset by the PLP unitholders’ portion of the Pensacola proposed settlement (see Note 10 of Notes to the Condensed Consolidated Financial Statements).

Provision (benefit) for income taxes

The provision for income taxes on earnings from continuing operations for the first quarter was $7.6 million, for an effective tax rate of 39.7 percent, versus a benefit of $14.9 million, or an effective rate of 32 percent in the first quarter of 2003. The increase in effective rate primarily reflects the effect of a United States Internal Revenue Service Notice issued during 2003 that adversely impacts the Company’s ability to utilize foreign tax credits beginning in 2004.

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

The Company’s credit facilities require it to maintain certain financial ratios, including a leverage ratio test and an interest coverage test. In addition, the credit facilities contain certain covenants and events of default. Most of the Company’s various material debt instruments have cross default provisions. In general, pursuant to these provisions, the instruments governing such debt arrangements each provide that a failure to pay principal or interest under other indebtedness in excess of a specified threshold amount will result in a cross-default. Of the Company’s material debt instruments, the Credit Facility has the lowest specified threshold amount, $20.0 million. The Company’s access to funds is dependent upon its product prices, input costs and market conditions. During periods in which product prices or volumes; raw material prices or availability; or other conditions reflect the adverse impact of cyclical market trends or other factors; there can be no assurance that the Company would be able to comply with applicable financial covenants or meet its liquidity needs. The Company cannot assure that its business will generate sufficient cash flow from operations in the future; that its currently anticipated growth in net sales and cash flow will be realized; or that future borrowings will be available when needed or in an amount sufficient to enable the Company to repay indebtedness or to fund other liquidity needs.

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

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC’s credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended March 31, 2004, IMC’s interest expense coverage ratio was 1.88 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended March 31, 2004, IMC’s total leverage ratio was 5.59 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended March 31, 2004, IMC’s secured leverage ratio was 0.73 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC’s credit facilities to the sum of the total principal amount of the loans under IMC’s credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. At March 31, 2004, IMC’s collateral coverage ratio was 1.67 to 1.00.

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

The indentures relating to IMC’s outstanding IMC Senior Notes contain a covenant which requires the consent of the holders of the IMC Senior Notes to a merger involving IMC unless certain financial tests are met immediately following that merger. IMC is evaluating whether the consent of the holders of the IMC Senior Notes will be required to consummate the merger of IMC with a subsidiary of the new public company that is contemplated by the agreement between IMC and Cargill, which will depend in part on the financial results of IMC between now and the date of the completion of the transactions and the manner in which the Cargill Crop Nutrition business is contributed to the new public company and its subsidiaries or affiliates. If the financial results of IMC or the structure of the contribution of Cargill Crop Nutrition do not eliminate the need for consent, IMC will need to seek consent of the holders of the IMC Senior Notes or consider other arrangements with respect to the IMC Senior Notes. If consent is ultimately determined to be required, IMC may not be able to obtain, or may experience difficulty and expense in obtaining the required consent.

IMC’s indentures governing the IMC Senior Notes contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC’s indentures. As of March 31, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements. It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes. In such case, IMC may be required to borrow additional funds in order to make the required purchases. However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC. Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC’s indentures, and would also constitute a default under IMC’s credit facilities. Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long-term debt. However, the Senior Notes are currently trading at a substantial premium over par (15 - 20 percent). It would be uneconomical for investors to put the Senior Notes at 101 percent when they could be sold for a substantially higher price. Accordingly, IMC does not currently expect that the noteholders will exercise their put option.

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

**************************

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Form 10-Q report to be signed on its behalf by the undersigned thereunto duly authorized.

IMC GLOBAL INC.

by:	/s/ Robert M. Qualls
Robert M. Qualls
Vice President and Controller
(on behalf of the registrant and as chief accounting officer)

Date: September 14, 2004

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
2.i.	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, among IMC Global Inc., Global Nutrition Solutions, Inc., GNS Acquisition Corp., Cargill, Incorporated and Cargill Fertilizer, Inc.	Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 26, 2004*

2.ii.	Agreement and Plan of Merger dated as of March 17, 2004, among IMC Global Inc., PRP-GP LLC, Phosphate Resource Partners Limited Partnership, FMRP Inc. and Phosphate Acquisition Partners L.P.	Exhibit 2 to the Company’s Current Report on Form 8-K dated March 17, 2004*

2.iii.	Registrant hereby agrees to furnish to the Commission, upon request, a copy of the disclosure schedules that were omitted from the filing of Exhibit 2.i. and Exhibit 2.ii.

4.ii.(a)	Supplemental Indenture dated as of February 29, 2004 between IMC Canada Ltd., 3086146 Nova Scotia Company, IMC Global Inc. and The Bank of New York to the Indentures dated as of May 17, 2001 between IMC Global Inc., the Guarantors named therein and The Bank of New York relating to the issuance of 10.875 percent Senior Notes due 2008 and 11.250 percent Senior Notes due 2011		**

4.ii.(b)	Supplemental Indenture dated as of February 29, 2004 between IMC Canada Ltd., 3086146 Nova Scotia Company, IMC Global Inc.and BNY Midwest Trust Company to the Indenture dated as of August 1, 2003 between IMC Global Inc., the Guarantors named therein and BNY Midwest Trust Company relating to the issuance of 10.875 percent Senior Notes due 2013		**

4.ii.(c)	Amendment No. 3 dated as of March 26, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.ii.(a) to the Company’s Current Report on Form 8-K dated March 17, 2004*

4.ii.(d)	Amendment No. 4 dated as of March 26, 2004 to the Amended and Restated Credit Agreement dated as of May 17, 2001, as amended and restated as of February 21, 2003 by and among IMC Global Inc., Phosphate Resource Partners Limited Partnership, IMC Phosphates Company, JP Morgan Chase Bank, as administrative agent, and the lenders party thereto	Exhibit 4.ii.(b) to the Company’s Current Report on Form 8-K dated March 17, 2004*

31.1	Certification Required by Rule 13a-14(a)		X

31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

*	SEC File No. 1-9759
**	Previously filed with the Form 10-Q

E-1