Form 10-Q/A
period 2004-06-30
IMC GLOBAL INC
filed 2004-09-14
CIK 820626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment (Amendment) to the Quarterly Report on Form 10-Q (Form 10-Q) of IMC Global Inc. (Company or IMC) for the quarter ended June 30, 2004 is being filed to address comments from the staff of the Securities and Exchange Commission in connection with the staff’s review of (i) registration statements on Form S-4 of (a) The Mosaic Company (formerly Global Nutrition Solutions Inc.) related to the pending combination of the Company and Cargill Crop Nutrition and (b) the Company related to the pending merger of Phosphate Resource Partners Limited Partnership (PLP) into a subsidiary of the Company and (ii) the documents incorporated by reference in such registration statements, including the Form 10-Q. The Amendment enhances and clarifies certain disclosures and reclassifies certain information in the Form 10-Q. The Amendment does not change reported net sales, earnings (loss) from continuing operations, net earnings (loss), per share amounts or stockholders’ equity. The Amendment results in an increase in total assets as of December 31, 2003 of $90.8 million or 2.5 percent and a corresponding increase in current liabilities of $90.8 million; these amounts were previously presented on a net asset basis on the face of the balance sheet as of December 31, 2003. No change resulted to stockholders’ equity.

The Form 10-Q, including information that is being added or amended by the Amendment, does not reflect any events or developments occurring subsequent to August 5, 2004, the date on which the Form 10-Q was filed.

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

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net sales	$748.8	$538.7	$1,333.0	$1,090.8
Cost of goods sold	620.5	494.2	1,125.9	1,011.1

Gross margins	128.3	44.5	207.1	79.7

Selling, general and administrative expenses	20.1	22.1	36.9	40.4
Gain on sale of operating assets	—	(16.5)	—	(16.5)
Restructuring charges	—	0.3	—	4.2

Operating earnings	108.2	38.6	170.2	51.6

Interest expense	47.3	46.0	94.4	91.9
Foreign currency transaction (gain) loss	(11.7)	28.8	(16.3)	50.7
Gain on sale of securities	—	(35.5)	—	(35.5)
Debt refinancing expense	—	—	—	2.9
Other (income) expense, net	6.1	(3.6)	14.9	(3.1)

Earnings (loss) before minority interest	66.5	2.9	77.2	(55.3)
Minority interest	(4.3)	(11.1)	(12.8)	(22.7)

Earnings (loss) before taxes	70.8	14.0	90.0	(32.6)
Provision (benefit) for income taxes	28.1	(8.1)	35.7	(23.0)

Earnings (loss) from continuing operations	42.7	22.1	54.3	(9.6)
Loss from discontinued operations	—	(29.0)	(2.4)	(29.0)

Earnings (loss) before cumulative effect of a change in accounting principle	42.7	(6.9)	51.9	(38.6)
Cumulative effect of a change in accounting principle (net of minority interest of $6.9 and a tax benefit of $3.0)	—	—	—	(4.9)

Net earnings (loss)	$42.7	$(6.9)	$51.9	$(43.5)

Earnings (loss) from continuing operations available for common shareholders:
Earnings (loss) from continuing operations	$42.7	$22.1	$54.3	$(9.6)
Preferred stock dividend	(2.6)	—	(5.2)	—

	$40.1	$22.1	$49.1	$(9.6)

Basic earnings (loss) per share:
Earnings (loss) from continuing operations available for common shareholders	$0.35	$0.19	$0.43	$(0.08)
Loss from discontinued operations	—	(0.25)	(0.02)	(0.25)
Cumulative effect of a change in accounting principle	—	—	—	(0.04)

Net earnings (loss) per share available for common shareholders	$0.35	$(0.06)	$0.41	$(0.37)

Basic weighted average number of shares outstanding	115.0	114.8	115.0	114.7

Diluted earnings (loss) per share:
Earnings (loss) from continuing operations	$0.32	$0.19	$0.41	$(0.08)
Loss from discontinued operations	—	(0.25)	(0.02)	(0.25)
Cumulative effect of a change in accounting principle	—	—	—	(0.04)

Net earnings (loss) per share	$0.32	$(0.06)	$0.39	$(0.37)

Diluted weighted average number of shares outstanding	134.2	115.4	133.9	114.7

Dividends declared per share of common stock	$—	$0.02	$—	$0.04

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	(Unaudited) June 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$48.0	$76.8
Restricted cash	—	12.4
Receivables, net	232.9	194.8
Inventories, net	292.9	305.7
Deferred income taxes	7.1	7.1
Assets of discontinued operations held for sale	—	92.8
Other current assets	36.7	40.8

Total current assets	617.6	730.4

Property, plant and equipment, net	2,310.0	2,357.8
Goodwill, net	289.0	289.0
Deferred income taxes	7.1	—
Other assets	408.3	384.3

Total assets	$3,632.0	$3,761.5

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$160.1	$185.7
Accrued liabilities	285.3	242.9
Liabilities of discontinued operations to be assumed in a sale	—	90.8
Short-term debt and current maturities of long-term debt	43.4	25.4

Total current liabilities	488.8	544.8

Long-term debt, less current maturities	2,047.7	2,091.4
Deferred income taxes	—	19.9
Other noncurrent liabilities	552.1	578.8

Stockholders’ equity:
Preferred stock, 7.5% mandatory convertible preferred, $1 par value, issued 2,750,000 as of June 30 and December 31 (liquidation preference $50 per share)	2.8	2.8
Common stock, $1 par value, authorized 300,000,000 shares; issued 130,752,511 shares and 130,589,425 shares as of June 30 and December 31, respectively	130.8	130.6
Capital in excess of par value	1,866.2	1,871.7
Accumulated deficit	(1,085.5)	(1,132.2)
Accumulated other comprehensive income (loss)	(32.3)	1.0
Treasury stock, at cost, 14,922,406 and 15,486,798 shares as of June 30 and December 31, respectively	(338.6)	(347.3)

Total stockholders’ equity	543.4	526.6

Total liabilities and stockholders’ equity	$3,632.0	$3,761.5

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Six months ended June 30
	2004	2003
Cash Flows from Operating Activities
Net earnings (loss)	$51.9	$(43.5)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	91.1	84.2
Gain on sale of assets	—	(52.0)
Minority interest	(12.8)	(22.7)
Deferred income taxes	(21.1)	(24.4)
Cumulative effect of a change in accounting principle	—	4.9
Other charges	7.8	40.5
Other credits	(71.2)	(49.7)
Changes in:
Receivables	(38.1)	8.6
Inventories	12.8	26.1
Other current assets	4.3	27.7
Accounts payable	(25.6)	(1.9)
Accrued liabilities	45.4	6.3
Adjustments from discontinued operations	(2.0)	0.8

Net cash provided by operating activities	42.5	4.9

Cash Flows from Investing Activities
Capital expenditures	(59.9)	(48.6)
Proceeds from the sale of assets	4.1	77.6

Net cash provided by (used in) investing activities	(55.8)	29.0

Net cash provided (used) before financing activities	(13.3)	33.9

Cash Flows from Financing Activities
Payments of long-term debt	(195.6)	(739.5)
Proceeds from issuance of long-term debt	192.3	737.1
Changes in short-term debt, net	(19.2)	(96.4)
Changes in restricted cash	12.4	105.5
Issuance of preferred shares	—	133.4
Debt refinancing and issuance costs	(2.0)	(2.4)
Stock options exercised	1.8	—
Cash dividends paid	(5.2)	(4.6)

Net cash provided by (used in) financing activities	(15.5)	133.1

Net change in cash and cash equivalents	(28.8)	167.0
Cash and cash equivalents - beginning of period	76.8	17.7

Cash and cash equivalents - end of period	$48.0	$184.7

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(Unaudited)

1.	RESTRUCTURING CHARGES

Activity related to the Company’s restructuring accruals during the period January 1, 2004 to June 30, 2004 was as follows:

	Accrual as of January 1, 2004	Cash Paid	Accrual as of June 30, 2004
Non-employee exit costs:
Demolition and closure costs	$18.8	$(2.4)	$16.4

Employee headcount reductions:
Severance benefits	3.2	(1.2)	2.0

Total	$22.0	$(3.6)	$18.4

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

As of December 31, 2003 the assets of discontinued operations held for sale and the liabilities of discontinued operations to be assumed in a sale of Chemicals, including the estimated losses on disposal, consisted of the following:

December 31, 2003
Assets:
Receivables, net	$38.9
Inventories, net	48.8
Other current assets	0.7
Other assets	4.4

Assets of discontinued operations held for sale	$92.8

Liabilities:
Accounts payable	$27.8
Accrued liabilities	22.1
Estimated accrued loss on disposal	35.0
Other noncurrent liabilities	5.9

Liabilities of discontinued operations to be assumed in a sale	$90.8

3.	INVENTORIES

	June 30, 2004	December 31, 2003
Products (principally finished)	$221.2	$235.3
Operating materials and supplies	77.5	75.5

	298.7	310.8
Less: Allowances	(5.8)	(5.1)

Inventories, net	$292.9	$305.7

4.	PROPERTY, PLANT AND EQUIPMENT

	June 30, 2004	December 31, 2003
Land	$98.0	$95.6
Mineral properties and rights	902.7	911.8
Buildings and leasehold improvements	578.7	577.6
Machinery and equipment	2,970.2	3,010.7
Construction-in-progress	106.9	88.7

	4,656.5	4,684.4
Less: Accumulated depreciation and depletion	(2,346.5)	(2,326.6)

Property, plant and equipment, net	$2,310.0	$2,357.8

5.	FINANCING ARRANGEMENTS

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

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC’s credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended June 30, 2004, IMC’s interest expense coverage ratio was 2.26 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended June 30, 2004, IMC’s total leverage ratio was 4.55 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended June 30, 2004, IMC’s secured leverage ratio was 0.60 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC’s credit facilities to the sum of the total principal amount of the loans under IMC’s credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. At June 30, 2004, IMC’s collateral coverage ratio was 1.64 to 1.00.

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

IMC and Cargill, Incorporated (Cargill) announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company (Note 12). IMC must obtain the consent of the lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill. While IMC intends to seek the consent of such lenders and anticipates that it will receive their consent, there can be no assurance that their consent will be obtained.

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

The Preferred Shares have an initial conversion rate of not more than 7.8616 shares and not less than 6.4440 shares of the Company’s common stock, based upon the average market price of the Company’s common stock. At any time prior to the mandatory conversion of the Preferred Shares, the holder may elect to convert each of such holder’s Preferred Shares into 6.4440 shares of the Company’s common stock. In addition, if the closing price per share of the Company’s common stock exceeds $11.64 for at least 20 trading days within a period of 30 consecutive trading days, the Company may elect to cause the conversion of all of the Preferred Shares then outstanding for shares of common stock at a conversion rate of 6.4440 shares of common stock for each Preferred Share; in such event the Company must also pay the holder, in cash, the present value of all the remaining dividend payments up to and including July 1, 2006. In the event of a merger, acquisition or consolidation in which at least 30 percent of the consideration for shares of the Company’s common stock consists of cash or cash equivalents, each holder of Preferred Shares will have the right to convert such holder’s Preferred Shares into common stock at the mandatory conversion rate. The number of common shares that could be issued upon conversion of the 2.75 million Preferred Shares ranges from approximately 17.7 million shares to 21.6 million shares, based upon the average market price of the Company’s common stock. The conversion rates and the numbers of shares of the Company’s common stock issuable upon a conversion are subject to anti-dilution adjustments under certain circumstances.

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

On August 1, 2003 the Company issued $400.0 million principal amount of 10.875 percent notes due 2013 (August Note Offering) for proceeds before fees and expenses of $391.1 million. The August Note Offering contains covenants similar to and rank pari pasu with IMC Senior Notes. The IMC Senior Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of June 30, 2004, the Company had $17.0 million available for the payment of cash dividends with respect to its common and preferred stock. In addition, the agreement with Cargill (Note 12) limits dividends on the Company’s common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

As of June 30, 2004, the estimated fair value of long-term debt was approximately $183.0 million more than the carrying value amount of such debt. The fair value was estimated based on each debt instrument’s market price as of June 30, 2004.

6.	PENSION PLANS AND OTHER BENEFITS

The components of net pension costs were:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Service cost for benefits earned during the period	$1.5	$1.7	$3.0	$3.4
Interest cost on projected benefit obligation	7.0	7.1	14.0	14.2
Return on plan assets	(7.1)	(8.0)	(14.2)	(16.0)
Net amortization and deferral	2.4	1.6	4.8	3.2
Curtailments and settlements	—	0.1	—	0.2

Net pension and other benefits expense	$3.8	$2.5	$7.6	$5.0

The components of other benefits costs were:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Service cost for benefits earned during the period	$0.4	$0.4	$0.8	$0.8
Interest cost on projected benefit obligation	1.8	2.7	3.6	5.4
Net amortization and deferral	(3.4)	(2.0)	(6.8)	(4.0)
Curtailments and settlements	—	(0.7)	—	(1.5)

Net pension and other benefits (income) expense	$(1.2)	$0.4	$(2.4)	$0.7

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

In 2004, the Company intends to review the other benefit plans in light of the Act. The Company will most likely amend the other benefits plans to coordinate with the new Medicare prescription drug program or to receive the direct subsidy from the government. As a result, the Company anticipates that the other benefit plans’ obligations and costs could be reduced once any amendment is adopted and/or the government subsidies are considered.

7.	OPERATING SEGMENTS[a]

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended June 30, 2004
Net sales from external customers	$407.3	$341.5	$—	$748.8
Intersegment net sales	16.9	2.0	—	18.9
Gross margins	19.1	113.4	(4.2)	128.3
Operating earnings (loss)	8.6	105.9	(6.3)	108.2

Six months ended June 30, 2004
Net sales from external customers	$754.2	$578.8	$—	$1,333.0
Intersegment net sales	33.3	4.3	—	37.6
Gross margins	37.5	178.6	(9.0)	207.1
Operating earnings (loss)	16.2	163.9	(9.9)	170.2

Three months ended June 30, 2003
Net sales from external customers	$301.8	$236.9	$—	$538.7
Intersegment net sales	16.8	2.2	—	19.0
Gross margins	(13.4)	63.4	(5.5)	44.5
Operating earnings (loss)[b]	(23.9)	72.6	(10.1)	38.6

Six months ended June 30, 2003
Net sales from external customers	$642.3	$448.5	$—	$1,090.8
Intersegment net sales	35.3	4.8	—	40.1
Gross margins	(28.2)	117.9	(10.0)	79.7
Operating earnings (loss)[c]	(52.7)	120.0	(15.7)	51.6

[a]	The operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 2).
[b]	IMC Potash operating earnings include a gain on the sale of assets of $16.5 million and restructuring charges of $0.3 million.
[c]	Operating earnings (loss) include restructuring charges of $2.9 million, $1.1 million and $0.2 million for IMC PhosFeed, IMC Potash and Other, respectively, as well as the gain on the sale of assets of $16.5 million included for IMC Potash.

8.	COMPREHENSIVE INCOME

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Comprehensive income:
Net earnings (loss)	$42.7	$(6.9)	$51.9	$(43.5)
Net unrealized gain (loss) on derivative instruments	(7.1)	7.6	(7.3)	13.8
Minimum pension liability	0.7	—	0.9	3.8
Foreign currency translation adjustment	(20.8)	56.0	(30.7)	95.2
Unrealized gain on available-for-sale security	3.8	—	3.8	—

Total comprehensive income for the period	$19.3	$56.7	$18.6	$69.3

9.	EARNINGS PER SHARE

The following is a reconciliation of the numerator for basic earnings (loss) per share:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net earnings (loss)	$42.7	$(6.9)	$51.9	$(43.5)
Preferred dividends accrued	(2.6)	—	(5.2)	—

Earnings (loss) available to common shareholders	$40.1	$(6.9)	$46.7	$(43.5)

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

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Basic EPS shares	115.0	114.8	115.0	114.7
Common shares issuable upon conversion of preferred shares	17.7	—	17.7	—
Common shares issuable upon vesting of restricted stock awards	0.8	0.6	0.8	—
Common stock equivalents	0.7	—	0.4	—

Diluted EPS shares	134.2	115.4	133.9	114.7

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

10.	STOCK OPTIONS

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

If the Company’s stock option plans’ compensation cost had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net earnings (loss) and earnings (loss) per share available for common shareholders would have changed to the following pro forma amounts:

	Three months ended June 30		Six months ended June 30
	2004	2003	2004	2003
Net Earnings (loss), as reported:	$42.7	$(6.9)	$51.9	$(43.5)
Add: Total stock-based employee compensation expense as reported	0.5	0.3	1.1	0.7
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1.6)	(1.6)	(3.5)	(3.5)

Pro forma net earnings (loss)	$41.6	$(8.2)	$49.5	$(46.3)

Earnings (loss) per share:

Basic - as reported	$0.35	$(0.06)	$0.41	$(0.37)

Basic - pro forma	$0.34	$(0.07)	$0.39	$(0.40)

Diluted - as reported	$0.32	$(0.06)	$0.39	$(0.37)

Diluted - pro forma	$0.31	$(0.07)	$0.37	$(0.40)

11.	PENSACOLA SETTLEMENT

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

12.	CARGILL CROP NUTRITION AND PLP MERGERS

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

13.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

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

Condensed Consolidating Statement of Operations

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2004
Net sales	$—	$—	$409.5	$303.7	$96.1	$(60.5)	$748.8
Cost of goods sold	1.8	—	389.9	234.7	63.0	(68.9)	620.5

Gross margins	(1.8)	—	19.6	69.0	33.1	8.4	128.3
Selling, general and administrative expenses	0.1	1.5	10.4	7.0	0.9	0.2	20.1

Operating earnings (loss)	(1.9)	(1.5)	9.2	62.0	32.2	8.2	108.2
Equity in earnings of subsidiaries/affiliates	107.1	3.7	—	24.6	—	(135.4)	—
Interest expense	34.0	7.6	5.9	0.5	(0.7)	—	47.3
Other (income) expense, net	4.8	0.7	1.2	(9.4)	(7.8)	4.9	(5.6)
Minority interest	(4.3)	—	—	—	—	—	(4.3)

Earnings (loss) before income taxes	70.7	(6.1)	2.1	95.5	40.7	(132.1)	70.8
Provision for income taxes	28.0	—	—	37.9	16.1	(53.9)	28.1

Net earnings (loss)	$42.7	$(6.1)	$2.1	$57.6	$24.6	$(78.2)	$42.7

Condensed Consolidating Statement of Operations

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the three months ended June 30, 2003

Net sales	$—	$—	$297.8	$272.9	$75.1	$(107.1)	$538.7
Cost of goods sold	1.5	—	312.2	236.4	51.3	(107.2)	494.2

Gross margins	(1.5)	—	(14.4)	36.5	23.8	0.1	44.5
Selling, general and administrative expenses	0.4	2.4	10.5	10.8	1.3	(3.3)	22.1
Gain on sale of operating assets	—	—	—	(16.5)	—	—	(16.5)
Restructuring charges	—	—	—	0.1	0.2	—	0.3

Operating earnings (loss)	(1.9)	(2.4)	(24.9)	42.1	22.3	3.4	38.6
Equity in earnings (loss) of subsidiaries/affiliates	3.5	(9.3)	—	4.7	—	1.1	—
Interest expense	32.1	7.6	5.5	1.4	(0.2)	(0.4)	46.0
Gain on sale of securities	(35.5)	—	—	—	—	—	(35.5)
Other (income) expense, net	(2.8)	0.2	(1.0)	7.0	15.6	6.2	25.2
Minority interest	(11.2)	—	—	0.1	—	—	(11.1)

Earnings (loss) from continuing operations before income taxes	19.0	(19.5)	(29.4)	38.3	6.9	(1.3)	14.0
Provision (benefit) for income taxes	(2.8)	—	—	8.6	2.2	(16.1)	(8.1)

Earnings (loss) from continuing operations	21.8	(19.5)	(29.4)	29.7	4.7	14.8	22.1
Loss from discontinued operations	(28.7)	—	—	—	—	(0.3)	(29.0)

Net earnings (loss)	$(6.9)	$(19.5)	$(29.4)	$29.7	$4.7	$14.5	$(6.9)

Condensed Consolidating Statement of Operations

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2004
Net sales	$—	$—	$756.9	$583.5	$166.0	$(173.4)	$1,333.0
Cost of goods sold	3.8	—	718.9	481.3	104.6	(182.7)	1,125.9

Gross margins	(3.8)	—	38.0	102.2	61.4	9.3	207.1
Selling, general and administrative expenses	0.1	2.8	21.1	12.8	2.4	(2.3)	36.9

Operating earnings (loss)	(3.9)	(2.8)	16.9	89.4	59.0	11.6	170.2
Equity in earnings of subsidiaries/affiliates	152.9	8.0	—	41.4	—	(202.3)	—
Interest expense	68.5	15.1	10.6	1.5	(1.2)	(0.1)	94.4
Other (income) expense, net	8.1	10.8	0.9	(18.0)	(8.4)	5.2	(1.4)
Minority interest	(12.8)	—	—	—	—	—	(12.8)

Earnings (loss) before income taxes	85.2	(20.7)	5.4	147.3	68.6	(195.8)	90.0
Provision for income taxes	33.8	—	—	58.5	27.2	(83.8)	35.7

Earnings (loss) from continuing operations	51.4	(20.7)	5.4	88.8	41.4	(112.0)	54.3
Earnings (loss) from discontinued operations	0.5	—	—	—	—	(2.9)	(2.4)

Net earnings (loss)	$51.9	$(20.7)	$5.4	$88.8	$41.4	$(114.9)	$51.9

Condensed Consolidating Statement of Operations

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2003
Net sales	$—	$—	$638.0	$524.7	$140.1	$(212.0)	$1,090.8
Cost of goods sold	3.2	—	667.6	463.6	93.0	(216.3)	1,011.1

Gross margins	(3.2)	—	(29.6)	61.1	47.1	4.3	79.7
Selling, general and administrative expenses	0.8	5.0	21.5	17.5	2.7	(7.1)	40.4
Gain on sale of operating assets	—	—	—	(16.5)	—	—	(16.5)
Restructuring charges	—	—	2.9	0.9	0.4	—	4.2

Operating earnings (loss)	(4.0)	(5.0)	(54.0)	59.2	44.0	11.4	51.6
Equity in earnings (loss) of subsidiaries/affiliates	(60.0)	(19.7)	—	14.4	—	65.3	—
Interest expense	64.7	15.1	10.4	3.2	(0.5)	(1.0)	91.9
Gain on sale of securities	(35.5)	—	—	—	—	—	(35.5)
Other (income) expense, net	2.7	0.2	(2.9)	14.5	27.9	8.1	50.5
Minority interest	(22.8)	—	—	0.1	—	—	(22.7)

Earnings (loss) from continuing operations before income taxes	(73.1)	(40.0)	(61.5)	55.8	16.6	69.6	(32.6)
Provision (benefit) for income taxes	(32.3)	—	—	14.2	5.3	(10.2)	(23.0)

Earnings (loss) from continuing operations	(40.8)	(40.0)	(61.5)	41.6	11.3	79.8	(9.6)
Loss from discontinued operations	(28.7)	—	—	—	—	(0.3)	(29.0)

Earnings (loss) before cumulative effect of a change in accounting principle	(69.5)	(40.0)	(61.5)	41.6	11.3	79.5	(38.6)
Cumulative effect of a change in accounting principle	26.0	(13.6)	(32.7)	(1.3)	3.1	13.6	(4.9)

Net earnings (loss)	$(43.5)	$(53.6)	$(94.2)	$40.3	$14.4	$93.1	$(43.5)

Condensed Consolidating Balance Sheet

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of June 30, 2004
Assets
Current assets:
Cash and cash equivalents	$28.8	$—	$2.8	$0.1	$(15.2)	$31.5	$—	$48.0
Receivables, net	2.1	0.5	129.3	122.9	70.7	29.6	(122.2)	232.9
Due from affiliates	136.9	70.8	—	0.7	1,012.5	185.3	(1,406.2)	—
Inventories, net	(2.2)	—	240.1	—	43.8	11.8	(0.6)	292.9
Other current assets	21.7	—	11.6	—	10.4	0.1	—	43.8

Total current assets	187.3	71.3	383.8	123.7	1,122.2	258.3	(1,529.0)	617.6
Property, plant and equipment, net	186.5	—	1,373.2	—	504.5	245.4	0.4	2,310.0
Due from affiliates	868.4	—	9.4	—	426.7	90.3	(1,394.8)	—
Investment in subsidiaries/affiliates	1,460.8	244.0	—	—	4,756.4	(478.8)	(5,982.4)	—
Other assets	529.0	0.5	57.4	9.4	54.6	58.3	(4.8)	704.4

Total assets	$3,232.0	$315.8	$1,823.8	$133.1	$6,864.4	$173.5	$(8,910.6)	$3,632.0

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$—	$—	$145.9	$—	$33.3	$7.9	$(27.0)	$160.1
Accrued liabilities	147.3	14.9	45.4	21.3	28.4	22.7	5.3	285.3
Due to (from) affiliates	263.1	51.5	185.4	(0.1)	754.0	(19.2)	(1,234.7)	—
Short-term debt and current maturities of long-term debt	39.1	—	4.3	—	—	—	—	43.4

Total current liabilities	449.5	66.4	381.0	21.2	815.7	11.4	(1,256.4)	488.8

Due to affiliates	348.1	—	131.5	—	796.3	60.4	(1,336.3)	—
Long-term debt, less current maturities	1,863.8	592.6	397.4	—	—	—	(806.1)	2,047.7
Other noncurrent liabilities	6.1	96.1	130.0	143.3	109.0	69.6	(2.0)	552.1
Stockholders’ equity (deficit)	564.5	(439.3)	783.9	(31.4)	5,143.4	32.1	(5,509.8)	543.4

Total liabilities and stockholders’ equity (deficit)	$3,232.0	$315.8	$1,823.8	$133.1	$6,864.4	$173.5	$(8,910.6)	$3,632.0

Condensed Consolidating Balance Sheet

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
As of December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$5.4	$—	$0.6	$0.1	$(11.0)	$83.1	$(1.4)	$76.8
Restricted cash	12.4	—	—	—	—	—	—	12.4
Receivables, net	2.1	0.6	123.3	122.6	88.2	18.8	(160.8)	194.8
Due from affiliates	162.1	59.0	—	0.7	858.9	167.1	(1,247.8)	—
Inventories, net	(2.2)	—	225.9	—	119.0	16.0	(53.0)	305.7
Assets of discontinued operations held for sale	—	—	—	—	—	—	92.8	92.8
Other current assets	17.8	—	9.4	—	13.3	8.3	(0.9)	47.9

Total current assets	197.6	59.6	359.2	123.4	1,068.4	293.3	(1,371.1)	730.4

Property, plant and equipment, net	190.4	—	1,390.7	—	641.0	135.3	0.4	2,357.8
Due from affiliates	800.9	—	9.4	—	410.0	28.4	(1,248.7)	—
Investment in subsidiaries/affiliates	1,307.6	246.1	—	—	4,896.8	(103.0)	(6,347.5)	—
Other assets	508.5	0.6	49.8	9.4	60.7	55.9	(11.6)	673.3

Total assets	$3,005.0	$306.3	$1,809.1	$132.8	$7,076.9	$409.9	$(8,978.5)	$3,761.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$0.1	$1.5	$161.9	$—	$62.6	$13.6	$(54.0)	$185.7
Accrued liabilities	112.1	4.1	54.3	19.5	55.6	49.4	(52.1)	242.9
Due to (from) affiliates	92.0	45.4	160.8	(0.1)	1,033.9	(39.7)	(1,292.3)	—
Liabilities of discontinued operations to be assumed in a sale	—	—	—	—	—	—	90.8	90.8
Short-term debt and current maturities of long-term debt	9.3	5.7	4.0	—	—	6.4	—	25.4

Total current liabilities	213.5	56.7	381.0	19.4	1,152.1	29.7	(1,307.6)	544.8

Due to affiliates	355.1	—	132.8	—	365.3	59.8	(913.0)	—
Long-term debt, less current maturities	1,904.3	568.3	351.2	—	0.1	0.2	(732.7)	2,091.4
Other noncurrent liabilities	25.8	101.6	140.6	144.7	123.9	72.6	(10.5)	598.7
Stockholders’ equity (deficit)	506.3	(420.3)	803.5	(31.3)	5,435.5	247.6	(6,014.7)	526.6

Total liabilities and stockholders’ equity (deficit)	$3,005.0	$306.3	$1,809.1	$132.8	$7,076.9	$409.9	$(8,978.5)	$3,761.5

Condensed Consolidating Statement of Cash Flows

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2004

Cash Flows from Operating Activities

Net cash provided by (used in) operating activities	$20.2	$(18.6)	$(9.4)	$—	$16.1	$(38.0)	$72.2	$42.5

Cash Flows from Investing Activities
Capital expenditures	—	—	(34.9)	—	(20.3)	(7.2)	2.5	(59.9)
Proceeds from the sale of assets	4.0	—	—	—	0.1	—	—	4.1

Net cash provided by (used in) investing activities	4.0	—	(34.9)	—	(20.2)	(7.2)	2.5	(55.8)

Net cash provided (used) before financing activities	24.2	(18.6)	(44.3)	—	(4.1)	(45.2)	74.7	(13.3)

Cash Flows from Financing Activities
Payments of long-term debt	(83.6)	(2.6)	(2.4)	—	(110.1)	—	3.1	(195.6)
Proceeds from issuance of long-term debt, net	82.4	26.9	48.9	—	110.0	—	(75.9)	192.3
Changes in short-term debt, net	(6.6)	(5.7)	—	—	—	(6.4)	(0.5)	(19.2)
Restricted cash	12.4	—	—	—	—	—	—	12.4
Debt refinancing and issuance costs	(2.0)	—	—	—	—	—	—	(2.0)
Stock options exercised	1.8	—	—	—	—	—	—	1.8
Cash dividends paid	(5.2)	—	—	—	—	—	—	(5.2)

Net cash provided by (used in) financing activities	(0.8)	18.6	46.5	—	(0.1)	(6.4)	(73.3)	(15.5)

Net change in cash and cash equivalents	23.4	—	2.2	—	(4.2)	(51.6)	1.4	(28.8)
Cash and cash equivalents - beginning of period	5.4	—	0.6	0.1	(11.0)	83.1	(1.4)	76.8

Cash and cash equivalents - end of period	$28.8	$—	$2.8	$0.1	$(15.2)	$31.5	$—	$48.0

Condensed Consolidating Statement of Cash Flows

In millions

	IMC Global Inc. (Parent)	Phosphate Resource Partners Limited Partnership	IMC Phosphates Company	IMC Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non- Guarantors	Eliminations	Consolidated
For the six months ended June 30, 2003

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(25.2)	$(17.3)	$(28.7)	$—	$—	$(2.9)	$79.0	$4.9

Cash Flows from Investing Activities
Capital expenditures	—	—	(35.1)	—	(12.7)	(5.4)	4.6	(48.6)
Proceeds from the sale of assets	56.6	—	—	—	21.0	—	—	77.6

Net cash provided by (used in) investing activities	56.6	—	(35.1)	—	8.3	(5.4)	4.6	29.0

Net cash provided (used) before financing activities	31.4	(17.3)	(63.8)	—	8.3	(8.3)	83.6	33.9
Cash Flows from Financing Activities
Payments of long-term debt	(737.3)	—	(6.8)	—	—	—	4.6	(739.5)
Proceeds from issuance of long-term debt	737.1	17.3	70.9	—	—	—	(88.2)	737.1
Changes in short-term debt, net	(98.3)	—	—	—	—	1.9	—	(96.4)
Restricted cash	103.9	—	—	—	1.6	—	—	105.5
Issuance of preferred shares	133.4	—	—	—	—	—	—	133.4
Debt refinancing and issuance costs	(2.4)	—	—	—	—	—	—	(2.4)
Cash dividends paid	(4.6)	—	—	—	—	—	—	(4.6)

Net cash provided by financing activities	131.8	17.3	64.1	—	1.6	1.9	(83.6)	133.1

Net change in cash and cash equivalents	163.2	—	0.3	—	9.9	(6.4)	—	167.0
Cash and cash equivalents - beginning of period	1.8	—	0.1	0.2	(6.1)	21.7	—	17.7

Cash and cash equivalents - end of period	$165.0	$—	$0.4	$0.2	$3.8	$15.3	$—	$184.7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation hereby is amended to read in its entirety as follows:1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

Three months ended June 30, 2004 vs. three months ended June 30, 2003

Overview

Net sales for the second quarter of 2004 were $748.8 million and gross margins were $128.3 million. Net earnings in the current quarter were $42.7 million, or $0.32 per diluted share. Net sales for the second quarter of 2003 were $538.7 million and Gross margins were $44.5 million. Earnings from continuing operations in the prior period were $22.1 million, or $0.19 per share including a restructuring charge of $0.3 million, $0.2 million after tax, (see Note 1 of Notes to Condensed Consolidated Financial Statements). The net loss in the prior period was $6.9 million, or $0.06 per share including a loss from discontinued operations of $29.0 million, or $0.25 per share (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Net sales for the second quarter of 2004 increased $210.1 million or 39 percent from the prior year period while Gross margins increased $83.8 million. The increase in Net sales was the result of higher concentrated phosphate sales volumes of $63.0 million, higher potash sales prices and volumes of $46.5 million and $43.2 million, respectively, higher concentrated phosphate sales prices of $40.8 million and an increase in the amount of freight costs billed to customers of $15.2 million as a result of the increase in sales volumes. Margins increased as a result of the higher concentrated phosphate sales prices and potash sales prices and volumes, previously discussed, as well as favorable idle plant costs of $7.0 million, partially offset by higher Canadian provincial levies of $14.9 million as well as higher phosphate operating costs of $7.7 million.

The operating results of the Company’s significant business units are discussed in more detail below.

IMC PhosFeed

IMC PhosFeed’s (PhosFeed) Net sales for the second quarter of 2004 increased 33 percent to $424.2 million compared to $318.6 million for the same period last year largely as a result of higher concentrated phosphate sales volumes and prices of $63.0 million and $40.8 million, respectively. The increase in concentrated phosphate sales volumes was primarily a result of higher international sales of diammonium phosphate (DAP) of $48.5 million, granular monoammonium phosphate (GMAP) of $8.6 million and granular triple superphosphate (GTSP) of $4.4 million. International DAP volumes were higher mainly as a result of increased volumes to China, Turkey, Pakistan, Mexico, Peru, New Zealand, Chile, Venezuela and Thailand, partially offset by

[1]	All statements, other than statements of historical fact, appearing under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In particular, forward-looking statements may include words such as “except,” “anticipate,” “believe,” “may,” “should,” “could” or “estimate.” These statements involve certain risks and uncertainties that may cause actual results to differ materially from expectations as of the date of this filing.

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company’s products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company’s various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company’s Securities and Exchange Commission reports. The Company has entered into a business combination agreement with Cargill. If the transactions contemplated thereby are consummated, the Company’s business would be operated by a newly-formed public company going forward. The Board of Directors and management of the new public company will not be the same as exists on the date hereof for the Company, and they may operate the businesses of the Company in a manner that differs from the Company’s current operations. The factors listed above do not account for any such possible change in the Company’s operations.

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

IMC Potash

IMC Potash’s (Potash) Net sales for the second quarter of 2004 increased 44 percent to $343.5 million compared to $239.1 million for the same period last year. The increase in Net sales was primarily the result of increased sales prices of $46.5 million, higher sales volumes of $43.2 million and an increase in the amount of freight costs billed to customers of $14.9 million as a result of the increase in sales volumes. The average selling price, including all potash products, of $88 per short ton compared to $74 per short ton in the prior year period. Potash’s sales volumes were higher mainly as a result of higher domestic and international shipments of muriate of potash (MOP) of $26.7 million and $15.2 million, respectively. The increase in domestic MOP volumes was primarily a result of the timing of shipments as the 2004 summer sales have been pulled forward because customers wanted to avoid the announced July 2004 price increase as well as a general increase in demand as the outlook for commodity prices is very positive. The increase in international MOP volumes was primarily a result of the timing of shipments as well as higher shipments to Brazil, Southeast Asia and Latin America. Additionally, in the current year, international volumes were higher in the second quarter than the first quarter as a result of railcar shortages in the first quarter of 2004. The railcar problem has improved resulting in increased sales volumes in the current quarter.

Gross margins increased 79 percent to $113.4 million for the second quarter of 2004 compared to $63.4 million for the same period in 2003. Gross margins increased primarily as a result of higher sales prices and volumes of $46.5 million and $16.2 million, respectively, partially offset by increased Canadian provincial levies of $14.9 million. The increase in the provincial levies resulted from the increase in earnings for the quarter.

Key statistics

The following table summarizes the Company’s significant sales volumes and average selling prices for the three months ended June 30:

	2004	2003
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,681	1,267
Potash	3,042	2,410

Average price per ton[b]:
DAP	$182	$158
Potash	$88	$74

[a]	Sales volumes include tons sold captively. Phosphates’ volumes represent dry product tons, primarily DAP.
[b]	Average prices represent sales made FOB plant/mine.

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

Gain on sale of operating assets/securities

In the second quarter of 2003, the Company received cash proceeds of $57.0 million from two transactions with Compass Minerals International, Inc. (Compass). The transactions included the sale of about 15 percentage points out of the Company’s 19.9 percentage point minority economic interest in Compass, and the sale of the sulphate of potash (SOP) business line in Carlsbad, New Mexico. The Company recognized a gain of $16.5 million recorded in Operating earnings on the Consolidated Statement of Operations, and a gain of $35.5 million, in non-operating earnings on the Consolidated Statement of Operations, respectively from these transactions.

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

Other (income) expense, net

Other (income) expense, net for the second quarter of 2004 changed $9.7 million to $6.1 million of expense from income of $3.6 million in the second quarter of 2003. This variance was primarily a result of a $4.9 million reduction in distributions from Compass as a result of selling a majority of the investment in the prior year, $1.9 million of expenses related to the merger between the Company and Cargill Crop Nutrition (see Note 12 of Notes to the Condensed Consolidated Financial Statements), $1.2 million related to the recording of a reserve for a note receivable from non-operating activities related to the development of water treatment technologies and $0.8 million of additional legal expense reserves related to the Pensacola, Florida site (see Note 11 of Notes to the Condensed Consolidated Financial Statements).

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

Six months ended June 30, 2004 vs. six months ended June 30, 2003

Overview

Net sales in the first half of 2004 were $1,333.0 million and gross margins were $207.1 million. Net earnings for the first six months were $51.9 million, or $0.41 per diluted share, including a Loss from discontinued operations of $2.4 million, or $0.02 per share. Net sales for the first six months of 2003 were $1,090.8 million and Gross margins were $79.7 million. The net loss for the first six months of 2003 was $43.5 million, or $0.37 per share, including a loss from discontinued operations of $29.0 million, or $0.25 per share, (see Note 2 of Notes to Condensed Consolidated Financial Statements) and the Cumulative effect of a change in accounting principle of $4.9 million, net of minority interest and taxes, or $0.04 per share.

Net sales for the first six months of 2004 increased $242.2 million or 22 percent from the prior year period while Gross margins increased $127.4 million. The increase in Net sales was the result of higher concentrated phosphate sales prices of $96.3 million, higher potash sales prices and volumes of $58.9 million and $49.0 million, respectively, higher concentrated phosphate sales volumes of $30.3 million, and an increase in the amount of freight costs billed to customers of $18.0 million as a result of the increase in sales volumes, partially offset by lower feed ingredient sales of $6.0 million. Margins increased as a result of the higher concentrated phosphate and potash sales prices, previously discussed, higher potash sales volumes of $17.8 million and favorable idle plant costs of $12.4 million, partially offset by higher raw material costs of $20.2 million, higher phosphate operating costs of $19.7 million and higher Canadian provincial levies of $16.3 million.

The operating results of the Company’s significant business units are discussed in more detail below.

IMC PhosFeed

PhosFeed’s Net sales for the first half of 2004 increased 16 percent to $787.5 million compared to $677.6 million for the same period last year largely as a result of higher concentrated phosphate sales prices and volumes of $96.3 million and $30.3 million, respectively, partially offset by lower feed ingredient sales of $6.0 million. Average DAP prices increased 23 percent to $184 per short ton in the first half of 2004 from $149 per short ton in the first half of 2003. The increase in concentrated phosphate sales volumes was primarily the result of higher international volumes of $55.6 million, partially offset by lower domestic volumes of $25.3 million. The increase in international volumes was primarily the result of higher international sales of DAP of $34.5 million, GMAP of $15.6 million and GTSP of $4.3 million. International DAP volumes were higher because of increased volumes to China, Turkey, Pakistan, Mexico, Peru, New Zealand, Chile, Venezuela, Nigeria, Guatemala, and Thailand, partially offset by decreased sales to India, Japan, Vietnam, Australia and Ecuador. International GMAP volumes were higher primarily as a result of increased sales to Brazil, Australia, Venezuela and Chile, partially offset by decreased sales to Japan. International GTSP volumes increased primarily as a result of higher volumes to Brazil and Chile, partially offset by decreased sales to Bangladesh and Australia. The decrease in domestic volumes was primarily the result of lower sales of DAP of $15.2 million, GMAP of $6.9 million and GTSP of $4.5 million. The decrease in domestic DAP and GMAP volumes was primarily the result of the timing of sales in the fourth quarter of the prior year, increased competition, the loss of a warehouse contract and not participating in a leased rail car program in the Plains states which resulted in reduced railcar availability. The decrease in domestic GTSP volumes was caused by weak demand for a majority of the first half as well as product committed to the international market. Lower feed ingredient sales resulted from reduced volumes that occurred because of the timing of sales in the fourth quarter of the prior year that negatively impacted the current period and increased competitive pricing pressure.

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

IMC Potash

Potash’s Net sales for the first half of 2004 increased 29 percent to $583.1 million compared to $453.3 million for the same period last year. The increase in Net sales was primarily the result of increased sales prices of $58.9 million, higher sales volumes of $49.0 million and an increase in the amount of freight costs billed to customers of $22.6 million as a result of higher sales volumes. The average selling price, including all potash products, of $83 per short ton compared to $74 per short ton in the prior year period. Potash’s sales volumes were higher mainly as a result of increased domestic and international shipments of MOP of $39.2 million and $12.2 million, respectively. The increase in domestic MOP volumes was primarily a result of lower than average sales in the prior year period due to lower market share, customers having less available cash that resulted from increased nitrogen and phosphate prices as well as lower shipments to the southern United States. In addition, the timing of shipments, as the 2004 summer sales have been pulled forward because customers want to avoid the announced July 2004 price increase, and a general increase in demand as the outlook for commodity prices is very positive have also contributed to the favorable domestic MOP variance for first six months of 2004. The increase in international MOP volumes was primarily a result of higher shipments to Brazil, South East Asia and Latin America.

Gross margins increased 51 percent to $178.6 million for the first six months of 2004 compared to $117.9 million for the same period in 2003. Gross margins increased primarily as a result of higher sales prices and volumes of $58.9 million and $17.8 million, respectively, partially offset by increased Canadian provincial levies of $16.3 million. The increase in the provincial levies was primarily the result of higher earnings for the first six months of 2004.

Key statistics

The following table summarizes the Company’s significant sales volumes and average selling prices for the six months ended June 30:

	2004	2003
Sales volumes (in thousands of short tons)[a]:
Phosphates	3,058	2,903
Potash	5,317	4,563

Average price per ton[b]:
DAP	$184	$149
Potash	$83	$74

[a]	Sales volumes include tons sold captively. Phosphates’ volumes represent dry product tons, primarily DAP.
[b]	Average prices represent sales made FOB plant/mine.

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

Gain on sale of operating assets/securities

In the second quarter of 2003, the Company received cash proceeds of $57.0 million from two transactions with Compass. The transactions included the sale of about 15 percentage points out of the Company’s 19.9 percentage point minority economic interest in Compass, and the sale of the SOP business line in Carlsbad, New Mexico. The Company recognized a gain of $16.5 million recorded in Operating earnings on the Consolidated Statement of Operations, and a gain of $35.5 million, in non-operating earnings on the Consolidated Statement of Operations, respectively from these transactions.

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

Other (income) expense, net

Other (income) expense, net for the first six months of 2004 changed $18.0 million to $14.9 million of expense from $3.1 million of income in the first half of 2003. This variance was primarily a result of the $6.8 million Pensacola, Florida proposed settlement and legal expenses, net of previously established reserves (see Note 11 of Notes to the Condensed Consolidated Financial Statements), a $4.7 million reduction in distributions from Compass as a result of selling a majority of the investment during the prior year, $3.5 million of expenses related to the merger between the Company and Cargill Crop Nutrition (see Note 12 of Notes to the Condensed Consolidated Financial Statements), and $1.2 related to the recording of a reserve for a note receivable from non-operating activities related to the development of water treatment technologies.

Minority interest

Losses allocated to minority interest decreased $9.9 million from the same period last year. This decrease in losses allocated to minority interest was primarily the result of IMC Phosphates, a 78.9 percent owned subsidiary of the Company, generating earnings in the current year as compared to a loss in the prior year period, partially offset by the PLP unitholders’ portion of the Pensacola proposed settlement (see Note 11 of Notes to the Condensed Consolidated Financial Statements).

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

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing IMC’s credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended June 30, 2004, IMC’s interest expense coverage ratio was 2.26 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended June 30, 2004, IMC’s total leverage ratio was 4.55 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing IMC’s credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended June 30, 2004, IMC’s secured leverage ratio was 0.60 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing IMC’s credit facilities to the sum of the total principal amount of the loans under IMC’s credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. At June 30, 2004, IMC’s collateral coverage ratio was 1.64 to 1.00.

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

IMC and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company. See Note 12 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report. IMC must obtain the consent of the lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill. While IMC intends to seek the consent of such lenders and anticipates that it will receive their consent, there can be no assurance that their consent will be obtained.

The indentures relating to IMC’s outstanding IMC Senior Notes contain provisions requiring IMC to offer to purchase all of the outstanding IMC Senior Notes upon a change of control of IMC at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the combination with Cargill Crop Nutrition will constitute a change of control of IMC under the terms of IMC’s indentures. As of June 30, 2004, $1.2 billion of IMC Senior Notes were outstanding and subject to the change of control purchase offer requirements. It is possible that IMC will not have sufficient funds available at the time of the change of control to make the required purchases of the IMC Senior Notes. In such case, IMC may be required to borrow additional funds in order to make the required purchases. However, IMC may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to IMC. Failure to make the required purchases after the change of control of IMC would cause IMC to be in default under IMC’s indentures, and would also constitute a default under IMC’s credit facilities. Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, IMC will reclassify the IMC Senior Notes from long-term debt to current maturities of long-term debt. However, the Senior Notes are currently trading at a substantial premium over par (15 – 20 percent). It would be uneconomical for investors to put the Senior Notes at 101 percent when they could be sold for a substantially higher price. Accordingly, IMC does not currently expect that the noteholders will exercise their put option.

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

Investing activities used $55.8 million for the first six months of 2004 compared to providing $29.0 million in the first six months of 2003. This change was primarily the result of the absence of the $57.0 million in proceeds from the transactions with Compass, $20.6 million in proceeds from the sale of White River in 2003 (see Note 2 of Notes to Condensed Consolidated Financial Statements) as well as an increase in capital spending. Capital expenditures for the first six months of 2004 increased $11.3 million to $59.9 million from $48.6 million in the prior year period. The increase in capital spending was primarily the result of increased spending on solution mining locations at the Company’s Belle Plaine, Saskatchewan location, increased water control spending at the Company’s Esterhazy, Saskatchewan location as well as production equipment upgrades.

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
Robert M. Qualls
Vice President and Controller (on behalf of the registrant and as chief accounting officer)

Date: September 14, 2004

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission

2	Agreement and Plan of Merger and Contribution, dated as of January 26, 2004, by and among IMC Global Inc., Global Nutrition Solutions, Inc., GNS Acquisition Corp., Cargill, Incorporated and Cargill Fertilizer, Inc., as amended by Amendment No. 1 to Agreement and Plan of Merger and Contribution, dated as of June 15, 2004	Annex A to the proxy statement/prospectus forming part of Registration Statement No. 333-114300

4.1	Supplemental Indenture, dated as of May 27, 2004, among Phosphate Acquisition Partners L.P., IMC Global Inc. and The Bank of New York relating to the issuance of 10.875% Senior Notes due 2008 and 11.250% Senior Notes due 2011.		**

4.2	Supplemental Indenture, dated as of May 27, 2004, among Phosphate Acquisition Partners L.P., IMC Global Inc. and BNY Midwest Trust Company relating to the issuance of 10.875% Senior Notes due 2013.		**

10.iii.	Amendment dated May 20, 2004 to Key Manager Severance Agreement, as amended, between IMC Global Inc. and R. M. Qualls		**

31.1	Certification Required by Rule 13a-14(a)		X

31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

99	Amendment, dated as of June 23, 2004, to the Agreement between IMC Global Inc., Alpine Capital, L.P., Keystone, Inc. and The Anne T. and Robert M. Bass Foundation governing the granting of proxies to IMC Global Inc.		**

*	SEC File No. 1-9759
**	Previously filed with the Form 10-Q

E-1