Form 10-Q
period 2004-09-30
MOSAIC GLOBAL HOLDINGS INC.
filed 2004-11-09
CIK 820626

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 1-9759

Mosaic Global Holdings Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3492467
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

100 South Saunders Road

Lake Forest, Illinois 60045

(847) 739-1200

(Address and zip code of principal executive offices and registrant’s telephone number, including area code)

IMC Global Inc.

(Former name)

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date: 141,428,040 shares as of October 22, 2004.

The registrant meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

The accompanying interim condensed consolidated financial statements of Mosaic Global Holdings Inc. (formerly known as IMC Global Inc. (IMC) and referred to herein as Company or Mosaic Global Holdings) do not include all disclosures normally provided in annual financial statements. These financial statements, which should be read in conjunction with the consolidated financial statements contained in the Company’s Annual Report on Form 10-K, as amended by Amendment No. 1 on Form 10-K/A, for the year ended December 31, 2003 (Annual Report) are unaudited but include all adjustments which the Company’s management considers necessary for fair presentation. These adjustments consist of normal recurring accruals and the adoption of new accounting pronouncements. Certain 2003 amounts have been reclassified to conform to the 2004 presentation. Interim results are not necessarily indicative of the results expected for the full year.

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(In millions, except per share amounts)

(Unaudited)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net sales	$612.2	$495.7	$1,945.2	$1,586.5
Cost of goods sold	621.4	450.9	1,747.3	1,462.0

Gross margins	(9.2)	44.8	197.9	124.5

Selling, general and administrative expenses	17.6	21.3	54.5	61.7
Gain on sale of operating assets	—	—	—	(16.5)
Restructuring charges	—	2.2	—	6.4

Operating earnings (loss)	(26.8)	21.3	143.4	72.9

Interest expense	47.9	46.9	142.3	138.8
Foreign currency transaction (gain) loss	30.9	(1.7)	14.6	49.0
Gain on sale of securities	(9.4)	—	(9.4)	(35.5)
Debt refinancing expense	—	25.2	—	28.1
Other (income) expense, net	1.5	(0.1)	16.4	(3.2)

Loss before minority interest	(97.7)	(49.0)	(20.5)	(104.3)
Minority interest	(24.2)	(7.6)	(37.0)	(30.3)

Earnings (loss) before taxes	(73.5)	(41.4)	16.5	(74.0)
Provision (benefit) for income taxes	(6.7)	(13.3)	29.0	(36.3)

Loss from continuing operations	(66.8)	(28.1)	(12.5)	(37.7)
Loss from discontinued operations	—	—	(2.4)	(29.0)

Loss before cumulative effect of a change in accounting principle	(66.8)	(28.1)	(14.9)	(66.7)
Cumulative effect of a change in accounting principle (net of minority interest of $6.9 and a tax benefit of $3.0)	—	—	—	(4.9)

Net loss	$(66.8)	$(28.1)	$(14.9)	$(71.6)

Loss from continuing operations available for common shareholders:
Loss from continuing operations	$(66.8)	$(28.1)	$(12.5)	$(37.7)
Preferred stock dividend	(2.6)	(2.6)	(7.7)	(2.6)

	$(69.4)	$(30.7)	$(20.2)	$(40.3)

Basic and diluted loss per share:
Loss from continuing operations available for common shareholders	$(0.60)	$(0.27)	$(0.18)	$(0.35)
Loss from discontinued operations	—	—	(0.02)	(0.25)
Cumulative effect of a change in accounting principle	—	—	—	(0.04)

Net loss per share available for common shareholders	$(0.60)	$(0.27)	$(0.20)	$(0.64)

Basic weighted average number of shares outstanding	115.2	114.8	115.1	114.7

Diluted weighted average number of shares outstanding	115.2	114.8	115.1	114.7

Dividends declared per share of common stock	$—	$0.02	$—	$0.06

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED BALANCE SHEET

(Dollars in millions)

	(Unaudited) September 30, 2004	December 31, 2003
Assets

Current assets:
Cash and cash equivalents	$62.5	$76.8
Restricted cash	—	12.4
Receivables, net	219.9	194.8
Inventories, net	284.6	305.7
Deferred income taxes	7.1	7.1
Assets of discontinued operations held for sale	—	92.8
Other current assets	42.8	40.8

Total current assets	616.9	730.4

Property, plant and equipment, net	2,324.4	2,357.8
Goodwill, net	289.0	289.0
Deferred income taxes	16.1	—
Other assets	434.9	384.3

Total assets	$3,681.3	$3,761.5

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$155.5	$185.7
Accrued liabilities	296.7	242.9
Liabilities of discontinued operations to be assumed in a sale	—	90.8
Short-term debt and current maturities of long-term debt	43.4	25.4

Total current liabilities	495.6	544.8

Long-term debt, less current maturities	2,050.0	2,091.4
Deferred income taxes	—	19.9
Other noncurrent liabilities	610.7	578.8

Stockholders’ equity:
Preferred stock, 7.5% mandatory convertible preferred, $1 par value, issued 2,750,000 as of September 30 and December 31 (liquidation preference $50 per share)	2.8	2.8
Common stock, $1 par value, authorized 300,000,000 shares; issued 131,356,381 shares and 130,589,425 shares as of September 30 and December 31, respectively	131.3	130.6
Capital in excess of par value	1,873.2	1,871.7
Accumulated deficit	(1,154.8)	(1,132.2)
Accumulated other comprehensive income	10.4	1.0
Treasury stock, at cost, 14,932,223 and 15,486,798 shares as of September 30 and December 31, respectively	(337.9)	(347.3)

Total stockholders’ equity	525.0	526.6

Total liabilities and stockholders’ equity	$3,681.3	$3,761.5

(See Notes to Condensed Consolidated Financial Statements)

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

(Unaudited)

	Nine months ended September 30
	2004	2003
Cash Flows from Operating Activities

Net loss	$(14.9)	$(71.6)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Adjustments from continuing operations:
Depreciation, depletion and amortization	132.4	127.1
Gain on sale of assets	(9.4)	(52.0)
Minority interest	(37.0)	(30.3)
Deferred income taxes	(38.9)	(52.0)
Cumulative effect of a change in accounting principle	—	4.9
Other charges	51.7	70.2
Other credits	(29.6)	(72.6)
Changes in:
Receivables	(25.1)	(0.6)
Inventories	21.0	8.3
Other current assets	0.4	21.6
Accounts payable	(30.2)	2.5
Accrued liabilities	57.1	29.8
Adjustments from discontinued operations	(2.0)	(2.9)

Net cash provided by (used in) operating activities	75.5	(17.6)

Cash Flows from Investing Activities

Capital expenditures	(90.8)	(82.0)
Proceeds from the sale of assets	13.5	77.9

Net cash used in investing activities	(77.3)	(4.1)

Net cash used before financing activities	(1.8)	(21.7)

Cash Flows from Financing Activities

Payments of long-term debt	(197.5)	(1,182.0)
Proceeds from issuance of long-term debt	192.3	1,166.0
Changes in short-term debt, net	(19.3)	(118.3)
Changes in restricted cash	12.4	105.5
Issuance of preferred shares	—	133.1
Debt refinancing and issuance costs	(2.1)	(37.4)
Stock options exercised	9.4	—
Cash dividends paid	(7.7)	(6.9)

Net cash provided by (used in) financing activities	(12.5)	60.0

Net change in cash and cash equivalents	(14.3)	38.3
Cash and cash equivalents - beginning of period	76.8	17.7

Cash and cash equivalents - end of period	$62.5	$56.0

(See Notes to Condensed Consolidated Financial Statements)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions, except per share amounts)

(Unaudited)

1.	RESTRUCTURING CHARGES

Activity related to the Company’s restructuring accruals during the period January 1, 2004 to September 30, 2004 was as follows:

	Accrual as of January 1, 2004	Cash Paid	Accrual as of September 30, 2004
Non-employee exit costs:
Demolition and closure costs	$18.8	$(4.1)	$14.7

Employee headcount reductions:
Severance benefits	3.2	(1.6)	1.6

Total	$22.0	$(5.7)	$16.3

The timing and costs of the prior restructuring activities are generally on schedule with the time and dollar estimates disclosed in the Annual Report.

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

At December 31, 2003 the assets of discontinued operations held for sale and the liabilities of discontinued operations to be assumed in a sale of Chemicals, net of the estimated losses on disposal, consisted of the following:

December 31, 2003
Assets:

Receivables, net	$38.9
Inventories, net	48.8
Other current assets	0.7
Other assets	4.4

Assets of discontinued operations held for sale	$92.8

Liabilities:

Accounts payable	$27.8
Accrued liabilities	22.1
Estimated accrued loss on disposal	35.0
Other noncurrent liabilities	5.9

Liabilities of discontinued operations to be assumed in a sale	$90.8

3.	INVENTORIES

	September 30, 2004	December 31, 2003
Products (principally finished)	$211.4	$235.3
Operating materials and supplies	78.3	75.5

	289.7	310.8
Less: Allowances	(5.1)	(5.1)

Inventories, net	$284.6	$305.7

4.	PROPERTY, PLANT AND EQUIPMENT

	September 30, 2004	December 31, 2003
Land	$98.3	$95.6
Mineral properties and rights	926.5	921.5
Buildings and leasehold improvements	785.6	770.1
Machinery and equipment	2,806.1	2,808.5
Construction-in-progress	121.2	88.7

	4,737.7	4,684.4
Less: Accumulated depreciation and depletion	(2,413.3)	(2,326.6)

Property, plant and equipment, net	$2,324.4	$2,357.8

5.	FINANCING ARRANGEMENTS

In May 2001, the Company entered into a senior secured credit facility pursuant to a credit agreement. The credit facility, as amended and restated (Credit Facility) consists of a revolving credit facility (Revolving Credit Facility) of up to $210.0 million available for revolving credit loans and letters of credit and of a term loan facility (Term Loan Facility) of approximately $249.8 million. As of September 30, 2004, the Company had no outstanding borrowings under the Revolving Credit Facility; outstanding letters of credit totaling $82.3 million, $1.5 million of which do not reduce availability under the Revolving Credit Facility; and $249.8 million outstanding under the Term Loan Facility. The net available borrowings under the Revolving Credit Facility as of September 30, 2004, were approximately $129.2 million.

The Credit Facility contains certain covenants that limit matters, including capital expenditures, joint venture investments, monetary acquisitions, indebtedness, the payment of dividends, and repurchases or redemptions of capital stock. The Credit Facility also requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility). The Company expects to be in compliance with the provisions of the Credit Facility throughout 2004. Under the covenants limiting the payment of dividends, as of September 30, 2004, the Company had $33.6 million available for the payment of cash dividends with respect to its common stock. The amount available for payment of dividends is increased by 25 percent of cumulative Consolidated Net Income (as defined) for each fiscal year. Additionally, after the payment of any future cash dividends on common stock, the Company must have at least $50.0 million of additional borrowings available under the Revolving Credit Facility.

In March 2004, the Company announced that it had obtained amendments to the credit agreement governing its Credit Facility (Credit Agreement). The descriptions of the terms of the Credit Agreement below reflect those amendments.

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing the Company’s credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, the Company’s interest expense coverage ratio was 2.01 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing the Company’s credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, the Company’s total leverage ratio was 5.07 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing the Company’s credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended September 30, 2004, the Company’s secured leverage ratio was 0.67 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing the Company’s credit facilities to the sum of the total principal amount of the loans under the Company’s credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. As of September 30, 2004, the Company’s collateral coverage ratio was 1.62 to 1.00.

As part of the March 2004 amendments to the Credit Agreement, the Company amended the former provisions pursuant to which the Credit Facility (which otherwise matures in May 2006 in the case of the Revolving Credit Facility and November 2006 in the case of the Term Loan Facility) would have matured on October 15, 2004 if the Company had not refinanced its 7.625 percent Senior Notes due in 2005 and 6.55 percent Senior Notes due in 2005 (collectively 2005 Notes) prior to October 15, 2004. In 2003, the Company refinanced approximately $413.5 million of the $450.0 million 2005 Notes then outstanding. Pursuant to the amendments, the Credit Facility will not mature until the dates in 2006 referred to above as long as the Company repays approximately $10.0 million of the 2005 Notes at maturity in January 2005 and refinances the remaining approximately $27.0 million balance of the 2005 Notes by March 24, 2005 with the proceeds from an offering of debt securities that do not mature or require any amortization or other payment prior to May 31, 2007 or with the proceeds from an offering of equity securities.

Interest rates associated with the Term Loan Facility and the Revolving Credit Facility vary depending upon the Company’s leverage ratio. With respect to the Revolving Credit Facility, interest on this loan is calculated at either prime plus 150.0 to 225.0 basis points or LIBOR plus 250.0 to 325.0 basis points. With respect to the Term Loan Facility, interest on such loans is calculated at either prime plus 275.0 to 300.0 basis points or LIBOR plus 375.0 to 400.0 basis points. The Revolving Credit Facility and the Term Loan Facility bear interest at LIBOR plus 325.0 basis points and LIBOR plus 400.0 basis points, respectively, as of September 30, 2004.

IMC and Cargill, Incorporated (Cargill) announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company (Note 13). IMC was required to obtain the consent of the lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill. On October 8, 2004, IMC received this consent. Along with this consent, IMC received consent from the lenders to exclude up to $40.0 million of closing costs related to the transactions from the EBITDA calculation as defined in the Credit Agreement. In addition, pursuant to the amendment, Mosaic Global Holdings will be subject to restrictions on financial transactions with its new affiliated entities, in addition to existing limitations in the Credit Agreement on affiliate transactions.

The indentures relating to the Company’s 10.875 percent senior notes due 2008, the 11.250 percent senior notes due 2011 and 10.875 senior notes due 2013 (collectively Mosaic Global Holdings Senior Notes) contain provisions requiring the Company to offer to purchase all of the outstanding Mosaic Global Holdings Senior Notes upon a change of control of the Company at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the combination with Cargill Crop Nutrition resulted in a change of control of the Company under the terms of those indentures. As of October 22, 2004, the closing date of the combination with Cargill Crop Nutrition, $1.2 billion of Mosaic Global Holdings Senior Notes were outstanding and subject to the change of control purchase offer requirements. It is possible that the Company will not have sufficient funds available to make the required purchases of the Mosaic Global Holding Senior Notes. In such case, the Company may be required to borrow additional funds in order to make the required purchases. However, the Company may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to the Company. Failure to make the required purchases after the change of control of the Company would cause the Company to be in default under the Company’s indentures, and would also constitute a default under the Company’s credit facilities. The Company intends to make the required offer to purchase the outstanding Mosaic Global Holdings Senior Notes within the time period required by the governing indentures. Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, the Company reclassified the Mosaic Global Holdings Senior Notes from long-term debt to current maturities of long-term debt. However, the Mosaic Global Holdings Senior Notes are currently trading at a substantial premium over par (15 to 24 percent). It would be uneconomical for investors to put the Mosaic Global Holdings Senior Notes at 101 percent when they could be sold for a substantially higher price. Accordingly, the Company does not currently expect that the noteholders will exercise their put option.

On May 7, 2003, Mosaic USA LLC (formerly known as IMC USA Inc. LLC) (Mosaic USA) entered into a five year $55.0 million revolving credit facility (Potash Facility) where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points), and are secured by Mosaic USA’s accounts receivable and inventory. The Potash Facility is available for the general corporate purposes of Mosaic USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by Mosaic USA Holdings Inc. (formerly known as IMC USA Holdings Inc.), a subsidiary of the Company and the parent of Mosaic USA. Neither the Company, nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of September 30, 2004, the Potash Facility had a borrowing base that could support borrowings up to $35.4 million, under which Mosaic USA had no outstanding borrowings. The Potash Facility was amended prior to the closing of the combination with Cargill Crop Nutrition to permit the combination to close.

In June 2003, the Company sold 2.75 million shares of 7.5 percent Mandatory Convertible Preferred Shares (liquidation preference $50 per share) (Preferred Shares) for net proceeds of $133.1 million. The Preferred Shares have a dividend yield of 7.5 percent, a 22 percent conversion premium (for an equivalent conversion price of $7.76 per common share) and will mandatorily convert into shares of the Company’s common stock on July 1, 2006. The net proceeds of the offering were used for general corporate purposes, which included funding working capital and debt reduction. On October 22, 2004, in connection with the closing of the combination with Cargill Crop Nutrition, each outstanding Preferred Share was converted into the right to receive one share of 7.50 percent mandatory convertible preferred stock of The Mosaic Company (Mosaic) (Note 13). Consequently, there are no longer any outstanding Preferred Shares of the Company.

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

On August 1, 2003 the Company issued $400.0 million principal amount of 10.875 percent notes due 2013 (August Note Offering) for proceeds before fees and expenses of $391.1 million. The August Note Offering contains covenants similar to and rank pari pasu with Mosaic Global Holdings Senior Notes. The Mosaic Global Holdings Senior Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of September 30, 2004, the Company had $14.4 million available for the payment of cash dividends with respect to its common and preferred stock. In addition, the agreement with Cargill (Note 13) limited (until October 22, 2004, when the combination with Cargill Crop Nutrition was completed) dividends on the Company’s common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

As of September 30, 2004, the estimated fair value of long-term debt was approximately $196.9 million more than the carrying value amount of such debt. The fair value was estimated based on each debt instrument’s market price as of September 30, 2004.

6.	PENSION PLANS AND OTHER BENEFITS

The components of net pension costs were:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Service cost for benefits earned during the period	$1.5	$1.7	$4.5	$5.1
Interest cost on projected benefit obligation	7.0	7.1	21.0	21.3
Return on plan assets	(7.1)	(8.0)	(21.3)	(24.0)
Net amortization and deferral	2.4	1.6	7.2	4.8
Curtailments and settlements	—	0.1	—	0.3

Net pension and other benefits expense	$3.8	$2.5	$11.4	$7.5

The components of other benefits costs were:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Service cost for benefits earned during the period	$0.4	$0.4	$1.2	$1.2
Interest cost on projected benefit obligation	1.8	2.7	5.4	8.1
Net amortization and deferral	(3.4)	(2.0)	(10.2)	(6.0)
Curtailments and settlements	—	(0.8)	—	(2.3)

Net pension and other benefits (income) expense	$(1.2)	$0.3	$(3.6)	$1.0

The Company estimates that contributions to its pension plans will be $31.6 million in 2004. The Company’s estimated contributions to its other benefits plans are generally on schedule with the dollar estimates disclosed in the Annual Report.

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

7.	OPERATING SEGMENTS[a]

	IMC PhosFeed	IMC Potash	Other	Total
Three months ended September 30, 2004
Net sales from external customers	$365.0	$247.2	$—	$612.2
Intersegment net sales	13.7	2.1	—	15.8
Gross margins[b]	(78.4)	73.6	(4.4)	(9.2)
Operating earnings (loss)[b]	(88.5)	66.3	(4.6)	(26.8)

Nine months ended September 30, 2004
Net sales from external customers	$1,119.2	$826.0	$—	$1,945.2
Intersegment net sales	47.0	6.4	—	53.4
Gross margins[b]	(40.9)	252.2	(13.4)	197.9
Operating earnings (loss)[b]	(72.3)	230.2	(14.5)	143.4

Three months ended September 30, 2003
Net sales from external customers	$293.7	$202.0	$—	$495.7
Intersegment net sales	16.9	2.2	—	19.1
Gross margins	(0.6)	49.8	(4.4)	44.8
Operating earnings (loss)[c]	(11.0)	43.1	(10.8)	21.3

Nine months ended September 30, 2003
Net sales from external customers	$936.0	$650.5	$—	$1,586.5
Intersegment net sales	52.2	7.0	—	59.2
Gross margins	(28.8)	167.7	(14.4)	124.5
Operating earnings (loss)[d]	(63.7)	163.1	(26.5)	72.9

[a]	The operating results of Chemicals were not included in the segment information as it has been classified as a discontinued operation (Note 2).
[b]	Gross margins and Operating earnings (loss) for IMC PhosFeed include a $73.0 million charge as the result of the election to terminate a rock sales agreement with U.S. Agri-Chemicals (Note 14).
[c]	Operating earnings (loss) include restructuring charges of $0.3 million and $1.9 million for IMC Potash and Other, respectively.
[d]	Operating earnings (loss) include restructuring charges of $2.9 million, $1.4 million and $2.1 million for IMC PhosFeed, IMC Potash and Other, respectively, as well as the gain on the sale of assets of $16.5 million included for IMC Potash.

8.	COMPREHENSIVE INCOME (LOSS)

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Comprehensive income (loss):
Net loss	$(66.8)	$(28.1)	$(14.9)	$(71.6)
Net unrealized gain (loss) on derivative instruments	7.5	(8.1)	0.2	5.7
Minimum pension liability adjustment	(1.4)	—	(0.5)	3.8
Foreign currency translation adjustment	45.7	(1.2)	15.0	94.0
Unrealized loss on available-for-sale security	(9.1)	—	(5.3)	—

Total comprehensive income (loss) for the period	$(24.1)	$(37.4)	$(5.5)	$31.9

9.	EARNINGS PER SHARE

The following is a reconciliation of the numerator for basic loss per share:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net loss	$(66.8)	$(28.1)	$(14.9)	$(71.6)
Preferred dividends accrued	(2.6)	(2.6)	(7.7)	(2.6)

Loss available to common shareholders	$(69.4)	$(30.7)	$(22.6)	$(74.2)

The numerator for diluted loss per share (EPS) is net loss, unless the conversion of preferred stock is antidilutive, in which case loss available to common shareholders is used. The denominator for basic EPS is the weighted-average number of shares outstanding during the period.

Options to purchase approximately 6.1 million and 7.9 million common shares for the three months and nine months ended September 30, 2004, respectively, and approximately 14.1 million and 13.9 million shares for the three months and nine months ended September 30, 2003, respectively, were not included in the computation of diluted EPS, because the exercise price was greater than the average market price of the Company’s common stock and, therefore, the effect of their inclusion would be antidilutive. Common shares issuable upon the vesting of restricted stock awards and options with exercise prices less than the average market price of 0.8 million common shares for the three months and nine months ended September 30, 2004 and approximately 0.4 million common shares for the three months and nine months ended September 30, 2003 were not included in the computation of diluted EPS because the Company incurred a loss from continuing operations and, therefore, the effect of their inclusion would be antidilutive. In addition, common shares issuable upon the conversion of the Preferred Shares of 17.7 million, based on a share price of $7.76, for the three and nine months ended September 30, 2004 and 19.8 million, based on a share price of $6.95, and 20.5 million shares, based on a share price of $6.71 for the three and nine months ended September 30, 2003, respectively, were not included in the computation of diluted EPS because the Company incurred a loss from continuing operations before a cumulative effect of a change in accounting principle and, therefore, the effect of their inclusion would be antidilutive.

10.	STOCK OPTIONS

The Company uses the intrinsic value method to account for stock-based employee compensation in each period presented.

If the Company’s stock option plans’ compensation cost had been determined based on the fair value at the grant date, consistent with the provisions of SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s net loss and loss per share available for common shareholders would have changed to the following pro forma amounts:

	Three months ended September 30		Nine months ended September 30
	2004	2003	2004	2003
Net loss, as reported	$(66.8)	$(28.1)	$(14.9)	$(71.6)
Add: Total stock-based employee compensation expense as reported, net of tax	0.5	0.5	1.6	1.2
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(1.5)	(1.6)	(5.0)	(5.1)

Pro forma net loss	$(67.8)	$(29.2)	$(18.3)	$(75.5)

Loss per share:

Basic - as reported	$(0.60)	$(0.27)	$(0.20)	$(0.64)
Basic - pro forma	$(0.61)	$(0.28)	$(0.23)	$(0.68)

Diluted - as reported	$(0.60)	$(0.27)	$(0.20)	$(0.64)
Diluted - pro forma	$(0.61)	$(0.28)	$(0.23)	$(0.68)

11.	PENSACOLA SETTLEMENT

On March 28, 2001, and again on April 25, 2001, plaintiffs from Pensacola, Florida filed class-action lawsuits against Agrico Chemical Company (Agrico), a subsidiary of Phosphate Acquisition Partners L.P. (into which Phosphate Resource Partners Limited Partnership (PLP) was merged effective October 19, 2004 and referred to herein as PAP) and a number of unrelated defendants (First action - Samples et al. vs. Conoco Inc. et al., Second Action - Williams et al. vs. Conoco Inc., both in the Circuit Court of the First Judicial Circuit, Escambia County Florida). PAP is a wholly owned subsidiary of the Company. In addition, the Company was initially a defendant in the Williams case but was voluntarily dismissed by plaintiffs on July 31, 2003. The complainants in these cases seek damages in an unspecified amount purportedly arising from releases to groundwater occurring at the Agrico Superfund site in Pensacola, Florida. As a division of Conoco Inc. (Conoco) and then as a subsidiary of The Williams Companies, Agrico owned and operated this facility for a number of years to produce crop nutrients and crop nutrient-related materials. The Samples case primarily seeks unspecified compensation for alleged diminution in property value, loss of use of groundwater, restoration costs, unjust enrichment and other damages. The Williams action asserts a state law claim seeking medical monitoring as a result of the releases to groundwater. As previously disclosed the Circuit Court preliminarily approved both settlements on June 1, 2004, pending the outcome of fairness hearings. The fairness hearings were held on October 12, 2004 and both settlements received final Circuit Court approval.

As a result of the proposed settlement and legal expenses, the Company recorded a charge in the first nine months of 2004 of $6.8 million, net of previously established reserves in Other (income) expense, net. This charge negatively impacted Loss from continuing operations by $0.9 million, net of minority interest and taxes.

12	SALT AND OGDEN LITIGATION

On or about August 25, 2001, a lawsuit styled Madison Dearborn Partners, LLC vs. IMC Global Inc. was commenced by plaintiff Madison Dearborn Partners, LLC (MDP) in the Circuit Court of Cook County, Illinois alleging that the Company breached a letter of intent for the sale of the Salt and Ogden businesses to MDP. The Company sold the Salt and Ogden businesses to another party in November, 2001. The complaint seeks in the alternative specific performance or damages in excess of $100,000. In its first amended complaint (filed on September 25, 2001) MDP added IMC Salt Inc. and more than a dozen former Salt and Ogden business subsidiaries of the Company as “Interested Parties” that MDP alleges would have been purchased but for the Company’s alleged breach of contract. On January 25, 2002, the court dismissed IMC Salt Inc. and the former subsidiaries from the action, but allowed discovery to proceed on the issues alleged in the first amended complaint. Discovery in the case by both parties is currently ongoing. On October 6, 2004, the court granted the Company’s motion for partial summary judgment, ordering that the remedy available to plaintiff, should it prevail on its theory of liability, would be the costs plaintiff expended for the negotiation process, and not plaintiff’s claim to the difference between the purchase price MDP offered for the business and the price for which the Company ultimately sold the Salt and Ogden businesses plus lost profits of those businesses. On October 22, 2004, the court denied MDP’s motion for an interlocutory appeal of the order for partial summary judgment. MDP may seek to appeal the partial summary judgment after the conclusion of any trial in the case. The Company believes that the suit is without merit and intends to vigorously defend this action.

13.	CARGILL CROP NUTRITION AND PLP MERGERS

IMC and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine the Company and Cargill Crop Nutrition to create a new, publicly traded company. On October 20, 2004, the common stockholders of IMC of record as of September 3, 2004 approved this agreement. Upon closing of the transactions contemplated by the agreement on October 22, 2004, IMC was merged into a subsidiary of Mosaic in which IMC was the surviving entity and was renamed Mosaic Global Holdings Inc. In the merger, each outstanding share of IMC common stock was converted into the right to receive one share of Mosaic common stock, and each outstanding share of IMC 7.50 percent mandatory convertible preferred stock was converted into the right to receive one share of Mosaic 7.50 percent mandatory convertible preferred stock. Immediately prior to the merger, Cargill and its affiliates contributed equity interests in entities owning Cargill’s fertilizer businesses to Mosaic in exchange for shares of Mosaic common stock and Mosaic Class B common stock. Upon closing of the merger, the former IMC common stockholders and Cargill and its affiliates own 33.5 percent and 66.5 percent, respectively, of the outstanding common shares of Mosaic.

On March 19, 2004, IMC and PLP announced the signing of a definitive agreement to merge PLP into a subsidiary of IMC. On October 19, 2004, the partners of PLP approved the merger and the merger was effected, and each publicly traded PLP unit was converted into the right to receive 0.2 shares of IMC common stock. On October 22, 2004, these shares of IMC common stock were converted into the right to receive one share of Mosaic common stock as part of the transactions referred to in the preceding paragraph.

For further information regarding the transactions referred to in the prior two paragraphs, reference is made to Note 19 in the 2003 Annual Report.

In connection with the combination with Cargill Crop Nutrition, on January 30, 2004, a lawsuit was filed in the Court of Chancery for New Castle County in Wilmington, Delaware by a common stockholder of IMC on behalf of a purported class of all common stockholders of the Company. Named as defendants in the complaint are the Company, all members of the Company’s board of directors and Cargill. The plaintiff alleges, among other things, that the individual defendants breached their fiduciary duties of care and loyalty to the Company’s common stockholders by, among other things, failing to conduct an auction or otherwise checking the market value of the Company before voting to approve the combination agreement with Cargill, and that the merger consideration to be received by the Company’s common stockholders is inadequate because, among other things, it is less than the “intrinsic value” of the Company’s common stock and it does not offer a premium to the Company’s common stockholders. The lawsuit seeks, among other things, to enjoin or rescind the combination transactions or, alternatively, to recover unspecified damages and costs.

On February 24, 2004, a second lawsuit, similar to the lawsuit described above, was filed in the Court of Chancery for New Castle County in Wilmington, Delaware. On March 17, 2004, the Delaware Court of Chancery consolidated these two lawsuits and named the complaint in the lawsuit described in the previous paragraph as the operative complaint for the consolidated lawsuit.

On August 20, 2004, the parties reached an agreement in principle to settle the class action litigation and subsequently executed definitive settlement documents which have been filed with, and are subject to the approval of, the Delaware Court of Chancery.

Four purported class action lawsuits have been filed in the Court of Chancery for New Castle County in Wilmington, Delaware against the Company, PLP, PLP’s administrative managing general partner and, in some cases, their respective boards of directors, by holders of PLP units in connection with the PLP merger. These lawsuits were consolidated into a single action by the Delaware Court of Chancery on August 23, 2004. These lawsuits generally allege that the defendants breached their fiduciary duties as a consequence of various public announcements made by the Company that it intended to make, or that it had made, a proposal to acquire all of the outstanding PLP units that it did not already own. The plaintiffs in these lawsuits, on behalf of a class of all unitholders of PLP (except for the defendants and their affiliates), seek, among other things, to enjoin the PLP merger or, to the extent that the PLP merger is consummated, to rescind the PLP merger, and monetary damages in an unspecified amount.

On August 20, 2004, the parties reached an agreement in principle to settle the class action litigation and subsequently executed definitive settlement documents which have been filed with, and are subject to the approval of, the Delaware Court of Chancery.

As a result of the completed combination with Cargill Crop Nutrition, the Company was required to pay for investment banking fees and certain benefits for the directors and executive officers of the Company prior to the closing. An expense of approximately $43.5 million was recorded in October 2004 for these amounts.

14.	ROCK SALES AGREEMENT

During the third quarter of 2004, the Company announced that Mosaic Phosphates Company (formerly known as IMC Phosphates Company and referred to herein as Mosaic Phosphates) elected to terminate its rock sales agreement with U.S. Agri-Chemicals (USAC) effective October 1, 2007. Mosaic Phosphates originally entered into the contract in 1994. In 1999, the contract was extended until September 2014 with an option for a second extension through September 2024. As part of the extension, USAC paid $57.0 million (Near Term Payment), plus interest charges, to Mosaic Phosphates during 2000. The contract provides Mosaic Phosphates the right to terminate the contract upon three years’ advance written notice under certain circumstances. The contract also provides that prior to the effective date of termination under this provision, Mosaic Phosphates would be required to repay the amount of the Near Term Payment plus interest charges, less certain credits. Mosaic Phosphates elected to terminate the contract under these provisions.

Termination of the contract will result in a reduction of Mosaic Phosphates revenues on an annualized basis by approximately $60.0 million following the effective date of termination in 2007, but the reduction in revenues is expected to have a negligible impact on earnings. As a result of the obligation to return the Near Term Payment plus interest charges, less the credits, the Company incurred a charge of approximately $73.0 million, $57.6 million after minority interest. However, payment is not required until the effective date of termination in 2007. No tax benefit was taken on the USAC charge due to uncertainty as to the realization of said benefit.

15.	CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

Payment of the Mosaic Global Holdings Senior Notes is fully and unconditionally guaranteed by certain of the Company’s restricted subsidiaries (as defined in the Mosaic Global Holdings Senior Notes indenture) and is also guaranteed, on a limited basis, by Mosaic Phosphates and PAP.

The following tables present condensed consolidating financial information for the guarantors of the Mosaic Global Holdings Senior Notes. The following condensed consolidating financial information has been prepared using the equity method of accounting in accordance with the requirements for presentation of this information.

Condensed Consolidating Statement of Operations

In millions

	Mosaic Global Holdings Inc. (Parent)	Phosphate Acquisition Partners L.P.	Mosaic Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2004
Net sales	$—	$—	$362.8	$233.9	$68.6	$(53.1)	$612.2
Cost of goods sold	1.8	—	441.7	189.7	45.4	(57.2)	621.4

Gross margins	(1.8)	—	(78.9)	44.2	23.2	4.1	(9.2)
Selling, general and administrative expenses	0.1	1.0	10.2	5.3	1.0	—	17.6

Operating earnings (loss)	(1.9)	(1.0)	(89.1)	38.9	22.2	4.1	(26.8)
Equity in earnings (loss) of subsidiaries/affiliates	(112.2)	(36.3)	—	3.6	—	144.9	—
Interest expense	34.5	8.0	5.9	0.3	(0.7)	(0.1)	47.9
Other (income) expense, net	(4.2)	0.1	(0.7)	6.7	17.6	3.5	23.0
Minority interest	(24.2)	—	—	—	—	—	(24.2)

Earnings (loss) before income taxes	(120.2)	(45.4)	(94.3)	35.5	5.3	145.6	(73.5)
Provision (benefit) for income taxes	(53.4)	—	—	13.0	1.7	32.0	(6.7)

Net earnings (loss)	$(66.8)	$(45.4)	$(94.3)	$22.5	$3.6	$113.6	$(66.8)

Condensed Consolidating Statement of Operations

In millions

	Mosaic Global Holdings Inc. (Parent)	Phosphate Acquisition Partners L.P.	Mosaic Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the three months ended September 30, 2003
Net sales	$—	$—	$292.3	$230.6	$57.9	$(85.1)	$495.7
Cost of goods sold	1.6	—	293.7	201.8	38.8	(85.0)	450.9

Gross margins	(1.6)	—	(1.4)	28.8	19.1	(0.1)	44.8
Selling, general and administrative expenses	0.2	1.5	10.5	11.6	1.5	(4.0)	21.3
Restructuring charges	—	—	—	2.2	—	—	2.2

Operating earnings (loss)	(1.8)	(1.5)	(11.9)	15.0	17.6	3.9	21.3
Equity in earnings (loss) of subsidiaries/affiliates	13.2	(3.5)	—	12.7	—	(22.4)	—
Interest expense	33.0	7.5	5.7	1.3	(0.3)	(0.3)	46.9
Other (income) expense, net	27.4	0.1	(2.2)	0.9	(0.7)	(2.1)	23.4
Minority interest	(7.6)	—	—	—	—	—	(7.6)

Earnings (loss) before income taxes	(41.4)	(12.6)	(15.4)	25.5	18.6	(16.1)	(41.4)
Provision (benefit) for income taxes	(13.3)	—	—	8.1	6.0	(14.1)	(13.3)

Net earnings (loss)	$(28.1)	$(12.6)	$(15.4)	$17.4	$12.6	$(2.0)	$(28.1)

Condensed Consolidating Statement of Operations

In millions

	Mosaic Global Holdings Inc. (Parent)	Phosphate Acquisition Partners L.P.	Mosaic Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2004
Net sales	$—	$—	$1,119.7	$817.4	$234.6	$(226.5)	$1,945.2
Cost of goods sold	5.6	—	1,160.6	671.0	150.0	(239.9)	1,747.3

Gross margins	(5.6)	—	(40.9)	146.4	84.6	13.4	197.9
Selling, general and administrative expenses	0.2	3.8	31.3	18.1	3.4	(2.3)	54.5

Operating earnings (loss)	(5.8)	(3.8)	(72.2)	128.3	81.2	15.7	143.4
Equity in earnings of subsidiaries/affiliates	40.7	(28.3)	—	45.0	—	(57.4)	—
Interest expense	103.0	23.1	16.5	1.8	(1.9)	(0.2)	142.3
Other (income) expense, net	3.9	10.9	0.2	(11.3)	9.2	8.7	21.6
Minority interest	(37.0)	—	—	—	—	—	(37.0)

Earnings (loss) before income taxes	(35.0)	(66.1)	(88.9)	182.8	73.9	(50.2)	16.5
Provision (benefit) for income taxes	(19.6)	—	—	71.5	28.9	(51.8)	29.0

Earnings (loss) from continuing operations	(15.4)	(66.1)	(88.9)	111.3	45.0	1.6	(12.5)
Earnings (loss) from discontinued operations	0.5	—	—	—	—	(2.9)	(2.4)

Net earnings (loss)	$(14.9)	$(66.1)	$(88.9)	$111.3	$45.0	$(1.3)	$(14.9)

Condensed Consolidating Statement of Operations

In millions

	Mosaic Global Holdings Inc. (Parent)	Phosphate Acquisition Partners L.P.	Mosaic Phosphates Company	Wholly owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2003
Net sales	$—	$—	$930.3	$755.3	$198.0	$(297.1)	$1,586.5
Cost of goods sold	4.8	—	961.3	665.4	131.8	(301.3)	1,462.0

Gross margins	(4.8)	—	(31.0)	89.9	66.2	4.2	124.5
Selling, general and administrative expenses	1.0	6.5	32.0	29.1	4.2	(11.1)	61.7
Gain on sale of operating assets	—	—	—	(16.5)	—	—	(16.5)
Restructuring charges	—	—	2.9	3.1	0.4	—	6.4

Operating earnings (loss)	(5.8)	(6.5)	(65.9)	74.2	61.6	15.3	72.9
Equity in earnings (loss) of subsidiaries/affiliates	(46.8)	(23.2)	—	27.1	—	42.9	—
Interest expense	97.7	22.6	16.1	4.5	(0.8)	(1.3)	138.8
Gain on sale of securities	(35.5)	—	—	—	—	—	(35.5)
Other (income) expense, net	30.1	0.3	(5.1)	15.4	27.2	6.0	73.9
Minority interest	(30.4)	—	—	0.1	—	—	(30.3)

Earnings (loss) from continuing operations before income taxes	(114.5)	(52.6)	(76.9)	81.3	35.2	53.5	(74.0)
Provision (benefit) for income taxes	(45.6)	—	—	22.3	11.3	(24.3)	(36.3)

Earnings (loss) from continuing operations	(68.9)	(52.6)	(76.9)	59.0	23.9	77.8	(37.7)
Loss from discontinued operations	(28.7)	—	—	—	—	(0.3)	(29.0)

Earnings (loss) before cumulative effect of a change in accounting principle	(97.6)	(52.6)	(76.9)	59.0	23.9	77.5	(66.7)
Cumulative effect of a change in accounting principle	26.0	(13.6)	(32.7)	(1.3)	3.1	13.6	(4.9)

Net earnings (loss)	$(71.6)	$(66.2)	$(109.6)	$57.7	$27.0	$91.1	$(71.6)

Condensed Consolidating Balance Sheet

In millions

	Mosaic Global Holdings Inc. (Parent)	Phosphate Acquisition Partners L.P.	Mosaic Phosphates Company	Mosaic Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of September 30, 2004

Assets
Current assets:
Cash and cash equivalents	$24.7	$—	$4.0	$0.2	$(11.5)	$45.1	$—	$62.5
Receivables, net	5.1	0.6	105.7	111.6	79.5	28.8	(111.4)	219.9
Due from affiliates	167.8	70.8	—	0.7	950.0	254.0	(1,443.3)	—
Inventories, net	(2.2)	—	236.2	—	41.2	9.8	(0.4)	284.6
Other current assets	12.6	—	13.2	—	14.7	9.4	—	49.9

Total current assets	208.0	71.4	359.1	112.5	1,073.9	347.1	(1,555.1)	616.9

Property, plant and equipment, net	184.7	—	1,365.7	—	518.8	254.8	0.4	2,324.4
Due from affiliates	869.9	—	9.4	—	442.4	83.8	(1,405.5)	—
Investment in subsidiaries/affiliates	1,347.9	208.0	—	—	4,770.0	(478.5)	(5,847.4)	—
Other assets	560.1	0.4	59.0	9.4	55.3	60.6	(4.8)	740.0

Total assets	$3,170.6	$279.8	$1,793.2	$121.9	$6,860.4	$267.8	$(8,812.4)	$3,681.3

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$0.3	$0.3	$139.5	$—	$32.9	$12.2	$(29.7)	$155.5
Accrued liabilities	164.1	12.3	39.0	22.7	30.1	23.3	5.2	296.7
Due to (from) affiliates	247.0	52.8	186.6	(0.1)	684.6	35.7	(1,206.6)	—
Short-term debt and current maturities of long-term debt	39.1	—	4.3	—	—	—	—	43.4

Total current liabilities	450.5	65.4	369.4	22.6	747.6	71.2	(1,231.1)	495.6

Due to affiliates	357.6	—	118.9	—	803.5	63.6	(1,343.6)	—
Long-term debt, less current maturities	1,867.2	605.4	406.5	—	—	—	(829.1)	2,050.0
Other noncurrent liabilities	5.3	93.4	208.2	130.7	104.2	70.8	(1.9)	610.7
Stockholders’ equity (deficit)	490.0	(484.4)	690.2	(31.4)	5,205.1	62.2	(5,406.7)	525.0

Total liabilities and stockholders’ equity (deficit)	$3,170.6	$279.8	$1,793.2	$121.9	$6,860.4	$267.8	$(8,812.4)	$3,681.3

Condensed Consolidating Balance Sheet

In millions

	Mosaic Global Holdings Inc. (Parent)	Phosphate Acquisition Partners L.P.	Mosaic Phosphates Company	Mosaic Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
As of December 31, 2003
Assets
Current assets:
Cash and cash equivalents	$5.4	$—	$0.6	$0.1	$(11.0)	$83.1	$(1.4)	$76.8
Restricted cash	12.4	—	—	—	—	—	—	12.4
Receivables, net	2.1	0.6	123.3	122.6	88.2	18.8	(160.8)	194.8
Due from affiliates	162.1	59.0	—	0.7	858.9	167.1	(1,247.8)	—
Inventories, net	(2.2)	—	225.9	—	119.0	16.0	(53.0)	305.7
Assets of discontinued operations held for sale	—	—	—	—	—	—	92.8	92.8
Other current assets	17.8	—	9.4	—	13.3	8.3	(0.9)	47.9

Total current assets	197.6	59.6	359.2	123.4	1,068.4	293.3	(1,371.1)	730.4

Property, plant and equipment, net	190.4	—	1,390.7	—	641.0	135.3	0.4	2,357.8
Due from affiliates	800.9	—	9.4	—	410.0	28.4	(1,248.7)	—
Investment in subsidiaries/affiliates	1,307.6	246.1	—	—	4,896.8	(103.0)	(6,347.5)	—
Other assets	508.5	0.6	49.8	9.4	60.7	55.9	(11.6)	673.3

Total assets	$3,005.0	$306.3	$1,809.1	$132.8	$7,076.9	$409.9	$(8,978.5)	$3,761.5

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$0.1	$1.5	$161.9	$—	$62.6	$13.6	$(54.0)	$185.7
Accrued liabilities	112.1	4.1	54.3	19.5	55.6	49.4	(52.1)	242.9
Due to (from) affiliates	92.0	45.4	160.8	(0.1)	1,033.9	(39.7)	(1,292.3)	—
Liabilities of discontinued operations to be assumed in a sale	—	—	—	—	—	—	90.8	90.8
Short-term debt and current maturities of long-term debt	9.3	5.7	4.0	—	—	6.4	—	25.4

Total current liabilities	213.5	56.7	381.0	19.4	1,152.1	29.7	(1,307.6)	544.8

Due to affiliates	355.1	—	132.8	—	365.3	59.8	(913.0)	—
Long-term debt, less current maturities	1,904.3	568.3	351.2	—	0.1	0.2	(732.7)	2,091.4
Other noncurrent liabilities	25.8	101.6	140.6	144.7	123.9	72.6	(10.5)	598.7
Stockholders’ equity (deficit)	506.3	(420.3)	803.5	(31.3)	5,435.5	247.6	(6,014.7)	526.6

Total liabilities and stockholders’ equity (deficit)	$3,005.0	$306.3	$1,809.1	$132.8	$7,076.9	$409.9	$(8,978.5)	$3,761.5

Condensed Consolidating Statement of Cash Flows

In millions

	Mosaic Global Holdings Inc. (Parent)	Phosphate Acquisition Partners L.P.	Mosaic Phosphates Company	Mosaic Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2004

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$2.9	$(31.4)	$(0.9)	$0.1	$28.3	$(18.7)	$95.2	$75.5

Cash Flows from Investing Activities
Capital expenditures	—	—	(51.6)	—	(28.6)	(13.1)	2.5	(90.8)
Proceeds from the sale of assets	13.2	—	0.1	—	—	0.2	—	13.5

Net cash provided by (used in) investing activities	13.2	—	(51.5)	—	(28.6)	(12.9)	2.5	(77.3)

Net cash provided (used) before financing activities	16.1	(31.4)	(52.4)	0.1	(0.3)	(31.6)	97.7	(1.8)

Cash Flows from Financing Activities
Payments of long-term debt	(84.6)	(2.6)	(3.5)	—	(110.1)	—	3.3	(197.5)
Proceeds from issuance of long-term debt, net	82.4	39.7	59.3	—	109.9	—	(99.0)	192.3
Changes in short-term debt, net	(6.6)	(5.7)	—	—	—	(6.4)	(0.6)	(19.3)
Restricted cash	12.4	—	—	—	—	—	—	12.4
Debt refinancing and issuance costs	(2.1)	—	—	—	—	—	—	(2.1)
Stock options exercised	9.4	—	—	—	—	—	—	9.4
Cash dividends paid	(7.7)	—	—	—	—	—	—	(7.7)

Net cash provided by (used in) financing activities	3.2	31.4	55.8	—	(0.2)	(6.4)	(96.3)	(12.5)

Net change in cash and cash equivalents	19.3	—	3.4	0.1	(0.5)	(38.0)	1.4	(14.3)
Cash and cash equivalents - beginning of period	5.4	—	0.6	0.1	(11.0)	83.1	(1.4)	76.8

Cash and cash equivalents - end of period	$24.7	$—	$4.0	$0.2	$(11.5)	$45.1	$—	$62.5

Condensed Consolidating Statement of Cash Flows

In millions

	Mosaic Global Holdings Inc. (Parent)	Phosphate Acquisition Partners L.P.	Mosaic Phosphates Company	Mosaic Phosphates Company MP Inc.	Wholly owned Subsidiary Guarantors	Subsidiary Non-Guarantors	Eliminations	Consolidated
For the nine months ended September 30, 2003

Cash Flows from Operating Activities
Net cash provided by (used in) operating activities	$(95.5)	$(25.4)	$(41.7)	$(0.1)	$38.4	$(14.3)	$121.0	$(17.6)

Cash Flows from Investing Activities
Capital expenditures	—	—	(55.9)	—	(23.7)	(8.7)	6.3	(82.0)
Proceeds from the sale of assets	56.6	—	0.2	—	21.0	—	0.1	77.9

Net cash provided by (used in) investing activities	56.6	—	(55.7)	—	(2.7)	(8.7)	6.4	(4.1)

Net cash provided (used) before financing activities	(38.9)	(25.4)	(97.4)	(0.1)	35.7	(23.0)	127.4	(21.7)

Cash Flows from Financing Activities
Payments of long-term debt	(1,110.8)	—	(7.9)	—	(67.9)	—	4.6	(1,182.0)
Proceeds from issuance of long-term debt	1,080.7	25.4	106.6	—	85.3	—	(132.0)	1,166.0
Changes in short-term debt, net	(120.6)	—	—	—	—	2.3	—	(118.3)
Restricted cash	103.9	—	—	—	1.6	—	—	105.5
Issuance of preferred shares	133.1	—	—	—	—	—	—	133.1
Debt refinancing and issuance costs	(37.4)	—	—	—	—	—	—	(37.4)
Cash dividends paid	(6.9)	—	—	—	—	—	—	(6.9)

Net cash provided by financing activities	42.0	25.4	98.7	—	19.0	2.3	(127.4)	60.0

Net change in cash and cash equivalents	3.1	—	1.3	(0.1)	54.7	(20.7)	—	38.3
Cash and cash equivalents - beginning of period	1.8	—	0.1	0.2	(6.1)	21.7	—	17.7

Cash and cash equivalents - end of period	$4.9	$—	$1.4	$0.1	$48.6	$1.0	$—	$56.0

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.1

Results of Operations

Three months ended September 30, 2004 vs. three months ended September 30, 2003

Overview

Net sales for the third quarter of 2004 were $612.2 million and gross margins were a negative $9.2 million. The Net loss in the current quarter was $66.8 million, or $0.60 per share, and included a $73.0 million, $57.6 million after minority interest, or $0.50 per share, charge for the announced termination of the rock sales agreement with USAC (see Note 14 of Notes to Condensed Consolidated Financial Statements). Net sales for the third quarter of 2003 were $495.7 million and Gross margins were $44.8 million. The Net loss in 2003 was $28.1 million, or $0.27 per share, included a restructuring charge of $2.2 million, $1.5 million after tax, or $0.01 per share as well as a charge related to bond tender premium and fees of $25.2 million, $17.1 million after-tax, or $0.15 per share.

Net sales for the third quarter of 2004 increased $116.5 million or 24 percent from the prior year period while Gross margins decreased $54.0 million. The increase in Net sales was the result of higher potash sales prices of $50.2 million, higher concentrated phosphate sales prices and volumes of $43.5 million and $26.3 million, respectively, partially offset by lower potash sales volumes of $5.1 million. Margins decreased as a result of the charge for the announced termination of the rock sales agreement with USAC of $73.0 million (see Note 14 of Notes to Condensed Consolidated Financial Statements), higher phosphate operating costs of $56.5 million, higher Canadian provincial levies of $12.7 million, higher spending at the IMC Potash (Potash) facilities of $10.3 million, and higher raw material costs of $8.8 million, partially offset by the higher concentrated phosphate sales prices and potash sales prices, previously discussed, favorable idle plant costs of $5.0 million as well as favorable phosphate rock sales of $4.8 million.

The operating results of the Company’s significant business units are discussed in more detail below.

IMC PhosFeed

IMC PhosFeed’s (PhosFeed) Net sales for the third quarter of 2004 increased 22 percent to $378.7 million compared to $310.6 million for the same period last year largely as a result of higher concentrated phosphate sales prices and volumes of $43.5 million and $26.3 million, respectively. Average diammonium phosphate (DAP) prices increased 20 percent to $187 per short ton in the third quarter of 2004 from $156 per short ton in the third quarter of 2003. The increase in concentrated phosphate sales volumes was primarily a result of higher domestic sales of DAP of $26.5 million, granular monoammonium phosphate (GMAP) of $7.3 million and

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

Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include, but are not limited to, the following: general business and economic conditions and governmental policies affecting the agricultural industry in localities where the Company or its customers operate; weather conditions; the impact of competitive products; pressure on prices realized by the Company for its products; constraints on supplies of raw materials used in manufacturing certain of the Company's products; capacity constraints limiting the production of certain products; difficulties or delays in the development, production, testing and marketing of products; difficulties or delays in receiving, or increased costs of obtaining or satisfying conditions of, required governmental and regulatory approvals; market acceptance issues, including the failure of products to generate anticipated sales levels; the effects of and change in trade, monetary, environmental and fiscal policies, laws and regulations; foreign exchange rates and fluctuations in those rates; the costs and effects of legal proceedings, including environmental and administrative proceedings involving the Company; success in implementing the Company's various initiatives; the uncertain effects upon the global and domestic economies and financial markets of the terrorist attacks in New York City and Washington, D.C. on September 11, 2001 and their aftermaths; and other risk factors reported from time to time in the Company's Securities and Exchange Commission reports. These factors are based upon IMC’s strategic plans and direction under its former Board of Directors and management. In addition, the Company has consummated the transactions contemplated by its business combination agreement with Cargill. The Company has become a wholly owned subsidiary of Mosaic. The Board of Directors and management of Mosaic and the Company are not the same as existed on the date hereof for IMC during the period covered by this report, and they may operate the businesses of the Company in a manner that differs from the Company's historical operations. The factors listed above do not account for any such possible change in the Company's operations.

granular triple superphosphate (GTSP) of $5.7 million partially offset by lower international sales of GTSP of $5.3 million, DAP of $3.5 million and GMAP of $2.9 million. Domestic DAP and GMAP volumes were favorable compared to the third quarter of 2003 primarily as a result of strong summer fill orders in the current year compared to weak demand in the prior year period as customers were anticipating future price decreases in the prior year. Domestic GTSP volumes were higher in the current quarter primarily as a result of lower production volumes in the prior year period which limited the amount of product available to service the domestic market. International GTSP volumes decreased primarily as a result of decreased volumes to Brazil, Bangladesh, and New Zealand, partially offset by higher sales to Australia. International DAP volumes were lower mainly as a result of decreased volumes to China, Thailand, Mexico, Chile, Japan and Peru, partially offset by increased sales to Pakistan, Turkey and New Zealand. International GMAP volumes were lower primarily as a result of decreased sales to Chile and Mexico, partially offset by increased sales to Brazil, Pakistan and Uruguay.

Gross margins decreased to a negative $78.4 million for the third quarter of 2004 compared to a negative $0.6 million for the third quarter of last year. Margins were unfavorable as a result of the charge for the announced termination of the rock sales agreement with USAC of $73.0 million (see Note 14 of Notes to Condensed Consolidated Financial Statements), and higher phosphate operating costs of $56.5 million, higher raw material costs of $8.1 million, partially offset by the higher concentrated phosphate sales prices, previously discussed, favorable idle plant costs of $5.0 million as well as favorable phosphate rock sales of $4.8 million. Phosphate operating costs were unfavorable primarily as a result of higher water treatment costs, lower production volumes and higher costs at the Florida locations due to the 2004 hurricanes as well as using lower grade rock. The higher raw material costs were primarily the result of higher ammonia costs, partially offset by lower sulphur costs. The favorable idle plant costs resulted from the Louisiana concentrate plants being shutdown during one month of the third quarter of 2003. Phosphate rock sales were favorable primarily as a result of a year-to-date price adjustment in the current quarter.

IMC Potash

Potash’s Net sales for the third quarter of 2004 increased 22 percent to $249.3 million compared to $204.2 million for the same period last year. The increase in Net sales was primarily the result of increased sales prices of $50.2 million, partially offset by lower sales volumes of $5.1 million. The average selling price, including all potash products, of $96 per short ton compared to $72 per short ton in the prior year period. Potash’s sales volumes were lower mainly as a result of lower domestic shipments of muriate of potash (MOP) of $10.7 million and lower sulphate of potash (SOP) sales of $6.7 million, partially offset by higher international MOP shipments of $11.7 million. The decrease in domestic MOP volumes was primarily a result of the timing of shipments as the 2004 summer sales were pulled forward because customers wanted to avoid the July 2004 price increase. The decrease in the SOP volumes was the result of the sale of the SOP product line in the prior year. The increase in international MOP volumes was primarily a result of higher shipments to Brazil, China, India and south east Asia.

Gross margins increased 48 percent to $73.6 million for the third quarter of 2004 compared to $49.8 million for the same period in 2003. Gross margins increased primarily as a result of higher sales prices previously discussed partially offset by increased Canadian provincial levies of $12.7 million, higher spending of $10.3 million and lower sales volumes of $5.1 million, previously discussed. The increase in the provincial levies resulted from the increase in earnings for the quarter.

Key statistics

The following table summarizes the Company’s significant sales volumes and average selling prices for the three months ended September 30:

	2004	2003
Sales volumes (in thousands of short tons)[a]:
Phosphates	1,420	1,271
Potash	2,066	2,074

Average price per ton[b]:
DAP	$187	$156
Potash	$96	$72

[a]	Sales volumes include tons sold captively. Phosphates’ volumes represent dry product tons, primarily DAP.
[b]	Average prices represent sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses in the third quarter of 2004 decreased $3.7 million to $17.6 million from $21.3 million in the prior year period. This decrease was primarily the result of the absence of $2.1 million of expense in the prior year related to the 2003 efficiency improvement program as well as a $0.7 million decrease in the group insurance accrual as a result of lower claims.

Restructuring charges

During the third quarter of 2003, the Company incurred $2.2 million of restructuring charges predominantly related to a reorganization at the Corporate office.

Foreign currency transaction (gain) loss

Foreign currency transaction (gain) loss for the third quarter of 2004 changed $32.6 million to a loss of $30.9 million from a gain of $1.7 million in the prior year period. This was primarily caused by a strengthening of approximately six percent in the Canadian dollar against the United States dollar in the third quarter of 2004 compared to a strengthening of approximately one percent of the United States dollar against the Canadian dollar in the prior year period. This impacts the carrying value of United States dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Gain on sale of operating assets/securities

In the third quarter of 2004, the Company sold approximately 0.5 million shares out of approximately 0.8 million shares of its remaining investment in Compass Minerals International, Inc. (Compass) for a gain of $9.4 million.

Debt refinancing expense

In the third quarter of 2003, the Company repurchased $140.4 million of the Company’s 6.55 percent notes due 2005 and $273.1 million of the 7.625 percent notes due 2005 pursuant to tender offers completed on August 1, 2003. The decrease in debt refinancing expense of $25.2 million was the result of expenses related to these transactions.

Minority interest

Losses allocated to minority interest increased $16.6 million from the same period last year. This increase in losses allocated to minority interest was primarily the result of Mosaic Phosphates, a 78.9 percent owned subsidiary of the Company, generating a larger loss in the current quarter as compared to the prior year period.

Provision (benefit) for income taxes

The benefit for income taxes on the pre-tax loss from continuing operations for the third quarter was $6.7 million, for an effective rate of 9.1 percent, versus a prior year period tax benefit, at 32 percent, of $13.3 million on a pre-tax loss from continuing operations of $41.4 million. The effective rate for the current period was 42.3 percent on the pre-tax loss from continuing operations, exclusive of the impact of the net USAC charge. No tax benefit was taken on the USAC charge due to uncertainty as to the realization of said benefit, resulting in a reduced overall tax benefit rate. The increase in the overall effective rate on the loss from ongoing operations, exclusive of the USAC charge, from 32 percent to 42.3 percent reflects the effect of a United States Internal Revenue Service Notice issued during 2003 that adversely impacts the Company’s ability to utilize foreign tax credits beginning in 2004.

Nine months ended September 30, 2004 vs. nine months ended September 30, 2003

Overview

Net sales for the first nine months of 2004 were $1,945.2 million and gross margins were $197.9 million. The Net loss for the first nine months was $14.9 million, or $0.20 per share, and included a $73.0 million, $57.6 million after minority interest, or $0.50 per share, charge for the announced termination of the rock sales agreement with USAC (see Note 14 of Notes to Condensed Consolidated Financial Statements) as well as Loss from discontinued operations of $2.4 million, or $0.02 per share (see Note 2 of Notes to Condensed Consolidated Financial Statements). Net sales for the first nine months of 2003 were $1,586.5 million and Gross margins were $124.5 million. The Loss from continuing operations in the prior year was $37.7 million, or $0.35 per share, including a restructuring charge of $6.4 million, $4.0 million after tax and minority interest, or $0.03 per share, and a charge related to bond tender premium and fees of $28.1 million, $19.1 million after-tax, or $0.17 per share. The Net loss for the first nine months of 2003 was $71.6 million, or $0.64 per share, including a Loss from discontinued operations of $29.0 million, or $0.25 per share, and a net charge for the cumulative effect of a change in accounting principle of $4.9 million, net of minority interest and taxes, or $0.04 per share.

Net sales for the first nine months of 2004 increased $358.7 million or 23 percent from the prior year period while gross margins increased $73.4 million. The increase in net sales was the result of higher concentrated phosphate sales prices of $139.8 million, higher potash sales prices of $108.7 million, higher concentrated phosphate sales volumes of $56.6 million and higher potash sales volumes of $48.9 million and an increase in the amount of freight costs billed to customers of $17.4 million as a result of the increase in sales volumes, partially offset by lower feed ingredient sales of $6.4 million. Margins increased as a result of the higher concentrated phosphate and potash sales prices, previously discussed, higher potash sales volumes of $13.1 million, favorable idle plant costs of $17.4 million as well as favorable phosphate rock sales of $7.7 million, partially offset by the charge for the announced termination of the rock sales agreement with USAC of $73.0 million (see Note 14 of Notes to Condensed Consolidated Financial Statements), higher phosphate operating costs of $76.2 million, higher raw material costs of $29.0 million and higher Canadian provincial levies of $29.0 million .

The operating results of the Company’s significant business units are discussed in more detail below.

IMC PhosFeed

PhosFeed’s net sales for the first nine months of 2004 increased 18 percent to $1,166.2 million compared to $988.2 million for the same period last year largely as a result of higher concentrated phosphate sales prices and volumes of $139.8 million and $56.6 million, respectively, partially offset by lower feed ingredient sales of $6.4 million. Average DAP prices increased 23 percent to $185 per short ton in the first nine months of 2004 from $151 per short ton in the first nine months of 2003. The increase in concentrated phosphate sales volumes was primarily the result of higher international volumes of $44.1 million and higher domestic volumes of $12.7 million. The increase in international volumes was primarily the result of higher international sales of DAP of $31.0 million and GMAP of $12.7 million. International DAP volumes were higher because of increased volumes to Turkey, Pakistan, New Zealand, Peru, and Venezuela, partially offset by decreased sales to Japan, India, Vietnam, and Australia. International GMAP volumes were higher primarily as a result of increased sales to Brazil and Australia, partially offset by decreased sales to Mexico and Chile. The increase in domestic volumes was primarily the result of higher sales of DAP of $11.3 million. The increase in domestic DAP was primarily the result of strong demand in the third quarter due to customers’ expectations of a tight market and rising prices in addition to lower sales in the prior year due to tight supply early in 2003 and customers holding back orders in the third quarter of 2003 due to their expectation of flat to falling prices. Lower feed ingredient sales resulted from reduced volumes that occurred because of the timing of sales in the fourth quarter of the prior year that negatively impacted the current period and increased competitive pricing pressure.

Gross margins decreased to a negative $40.9 million for the first nine months of 2004 compared to a negative $28.8 million for the first nine months of last year. Margins were unfavorable as a result of the charge for the announced termination of the rock sales agreement with USAC of $73.0 million (see Note 14 of Notes to Condensed Consolidated Financial Statements), higher phosphate operating costs of $76.2 million and higher raw material costs of $28.7 million, partially offset by the higher concentrated phosphate sales prices, previously discussed, favorable idle plant costs of $17.4 million as well as favorable phosphate rock sales of $7.7 million. Phosphate operating costs were unfavorable primarily as a result of the disruption from three hurricanes at the Florida locations, higher electricity, maintenance and contract services costs, as well as using lower grade rock. The higher raw material costs were primarily the result of higher ammonia, sulphur and natural gas costs. The favorable idle plant costs resulted from the three month idling in the prior year of a Florida rock mine and the total shutdown of Louisiana production for the months of June and July of 2003 to reduce inventory levels and cash outflow. Prior to June 2003 and subsequent to July 2003, approximately 30 percent of the Company’s Louisiana concentrated phosphate output had been idled to balance supply and current market demand. This is a situation that is expected to be maintained until market conditions show sufficient and sustained improvement. Phosphate rock sales were favorable primarily as a result of a favorable price variance in the current year.

IMC Potash

Potash’s net sales for the first nine months of 2004 increased 27 percent to $832.4 million compared to $657.5 million for the same period last year. The increase in net sales was primarily the result of increased sales prices of $108.7 million, higher sales volumes of $48.9 million and an increase in the amount of freight costs billed to customers of $19.1 million as a result of higher sales volumes. The average selling price, including all potash products, of $87 per short ton compared to $73 per short ton in the prior year period. Potash’s sales volumes were higher mainly as a result of increased domestic and international shipments of MOP of $28.5 million and $24.2 million, respectively, higher international and domestic potassium magnesium sulphate (K-Mag) volumes of $7.2 million and $3.5 million, partially offset by lower SOP sales of $15.3 million. The increase in domestic MOP volumes was primarily a result of lower than average sales in the prior year period due to lower market share, customers having less available cash that resulted from increased nitrogen and phosphate prices as well as lower shipments to the southern United States. In addition, there has been a general increase in demand in 2004 as the outlook for commodity prices is very positive. The increase in international MOP volumes was primarily a result of higher shipments to Brazil, China, South East Asia and Latin America. The increase in international K-Mag volumes was primarily the result of increased sales to Japan, Latin America and South East Asia. The higher domestic volumes are primarily the result of increased demand and the timing of shipments. The decrease in the SOP volumes was the result of the sale of the SOP product line in the prior year.

Gross margins increased 50 percent to $252.2 million for the first nine months of 2004 compared to $167.7 million for the same period in 2003. Gross margins increased primarily as a result of higher sales prices and volumes of $108.7 million and $13.1 million, respectively, partially offset by increased Canadian provincial levies of $29.0 million. The increase in the provincial levies was primarily the result of higher earnings for the first nine months of 2004.

Key statistics

The following table summarizes the Company’s significant sales volumes and average selling prices for the nine months ended September 30:

	2004	2003
Sales volumes (in thousands of short tons)[a]:
Phosphates	4,478	4,174
Potash	7,383	6,637

Average price per ton[b]:
DAP	$185	$151
Potash	$87	$73

[a]	Sales volumes include tons sold captively. Phosphates’ volumes represent dry product tons, primarily DAP.
[b]	Average prices represent sales made FOB plant/mine.

Selling, general and administrative expenses

Selling, general and administrative expenses in the first nine months of 2004 decreased $7.2 million to $54.5 million from $61.7 million in the prior year period. This decrease was primarily the result of the absence of $5.6 million of expense in the prior year related to the 2003 efficiency improvement program as well as a $2.5 million favorable adjustment to the profit sharing accrual to properly align the accrual with the March 2004 payout.

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

In the third quarter of 2004, the Company sold approximately 0.5 million shares out of approximately 0.8 million shares of its remaining investment in Compass. The Company recognized a gain of $9.4 million recorded in non-operating earnings on the Consolidated Statement of Operations as a result of this transaction.

Restructuring charges

During the third quarter of 2003, the Company incurred $2.2 million of restructuring charges predominantly related to a reorganization at the Corporate office. In January 2003, the Company announced an organizational restructuring program (Program) to meet current business challenges and as part of the Company’s drive to be the industry’s low-cost producer. The Company incurred charges of $3.7 million during the first nine months of 2003 associated with severance and related costs for the Program. In addition, the Company incurred a $0.5 million charge for accretion expenses related to the lease payments associated with the ammonia barge shutdown. The Company originally recorded the net present value of future lease payments on the ammonia barge in 1998.

Interest Expense

Interest expense increased $3.5 million to $142.3 million in the current year from $138.8 million in the prior year period. This increase was primarily the result of debt refinancing activities in the prior year.

Foreign currency transaction (gain) loss

Foreign currency transaction loss for the first nine months of 2004 decreased $34.4 million to a $14.6 million from $49.0 million in the prior year period. In the current year the Canadian dollar has strengthened by approximately two percent against the United States dollar whereas the Canadian dollar strengthened by approximately 14 percent against the United States dollar in the prior year period. This impacts the carrying value of United States dollar denominated net assets of Potash, for which the Canadian dollar is its functional currency.

Debt refinancing expense

As a result of the early retirement of the 6.50 percent senior notes due August 1, 2003, the Company incurred a $2.9 million charge related to debt retirement costs in the first quarter of 2003. In the third quarter of 2003, the Company repurchased $140.4 million of the Company’s 6.55 percent notes due 2005 and $273.1 million of the 7.625 percent notes due 2005 pursuant to tender offers completed on August 1, 2003. The third quarter transactions increased debt refinancing expense by $25.2 million.

Other (income) expense, net

Other (income) expense, net for the first nine months of 2004 changed $19.6 million to $16.4 million of expense from $3.2 million of income in the first nine months of 2003. This variance was primarily a result of the $6.8 million Pensacola, Florida proposed settlement and legal expenses, net of previously established reserves (see Note 11 of Notes to the Condensed Consolidated Financial Statements), $5.6 million of expenses related to the merger between the Company and Cargill Crop Nutrition (see Note 13 of Notes to the Condensed Consolidated Financial Statements), a $4.7 million reduction in distributions from Compass as a result of selling a majority of the investment during the prior year, the absence of a $3.6 million of income recorded for realized gains from ineffective natural gas hedges related to facilities that were not operational for a portion of 2003 (see discussion below) and $1.2 million related to the recording of a reserve for a note receivable from non-operating activities related to the development of water treatment technologies, partially offset by $2.0 million of income related to two sub-lease transactions involving former Corporate headquarters locations.

Certain natural gas forward purchase contracts were entered into at various dates beginning January 9, 2002 through March 14, 2003, relating to the periods of March, June and July 2003. As a result of a decision to idle operations in Louisiana, forecasted natural gas purchase requirements for March, June and July 2003, to which the natural gas forward purchase contracts specifically related, were no longer probable. As a result, these contracts no longer qualified as cash flow hedges under SFAS No. 133, Derivative Instruments and Hedging Activities, as amended. Since the contracts no longer qualified for hedge accounting, the Company was required to transfer the accumulated gain that existed on the contracts at that point from Accumulated other comprehensive income to the Consolidated Statement of Operations along with the subsequent gains or losses from settlement of the contracts.

Minority interest

Losses allocated to minority interest increased $6.7 million from the same period last year. This increase in losses allocated to minority interest was primarily the result of Mosaic Phosphates, a 78.9 percent owned subsidiary of the Company, incurring a larger loss in the current period compared to the prior year period before the cumulative effect of a change in accounting principle as well as the PLP unitholders’ portion of the Pensacola proposed settlement (see Note 11 of Notes to the Condensed Consolidated Financial Statements).

Provision (benefit) for income taxes

The provision for income taxes on earnings from continuing operations was $29.0 million, or an effective tax rate of 175.7 percent versus a benefit of $36.3 million on a pre-tax loss from continuing operations of $74.0 million, or an effective rate of 49.1 percent for the prior year period. The effective tax rate for the current period was 39.1 percent on a pre-tax loss from continuing operations, exclusive of the net USAC charge. No tax benefit was taken on the USAC charge due to uncertainty as to the realization of said benefit, which would have otherwise reduced the provision recorded for the current year period to the 39.1 percent rate noted above.

The recorded tax benefit in the prior year period resulted from a tax benefit (at 32 percent) relating to a pre-tax loss from continuing operations, excluding the pre-tax gains on the Compass asset sales, offset by a tax provision at a reduced rate principally due to available capital loss carryforward offsets related to the asset sales.

The increase in the effective rate in the current year on pre-tax income/loss from continuing operations, exclusive of the current year net USAC charge and the prior year period asset sales gains, primarily reflects the effect of a United States Internal Revenue Service Notice issued during 2003 that adversely impacts the Company’s ability to utilize foreign tax credits beginning in 2004.

Loss from discontinued operations

In the first quarter of 2004, an additional loss of $2.4 million was recorded to reflect the impact of the sale of the remaining Chemicals businesses on March 23, 2004. In the second quarter of 2003, the Company reviewed the forecasted operating results of Chemicals through September 30, 2003 as well as the estimated sales proceeds in light of a non-binding letter of intent entered into in June 2003 and determined that an additional loss on disposal of $35.9 million, or $29.0 million after tax, as of September 30, 2003 was necessary (see Note 2 of Notes to the Condensed Consolidated Financial Statements).

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

Pursuant to the Credit Facility, the Company and certain of its domestic subsidiaries may borrow up to approximately $459.8 million. The Credit Facility consists of a Revolving Credit Facility of up to $210.0 million available for revolving credit loans and letters of credit as well as a Term Loan Facility of approximately $249.8 million. The Credit Facility requires the Company to meet certain financial tests, including, but not limited to, a maximum total leverage ratio, a maximum secured leverage ratio, a minimum interest coverage ratio and a maximum ratio of the sum of certain secured obligations as of any date to the collateral coverage amount (as defined in the Credit Facility).

In March 2004, the Company announced that it had obtained amendments to the Credit Agreement governing its Credit Facility. The descriptions of the terms of the Credit Agreement below reflect those amendments.

The interest expense coverage ratio is the ratio of consolidated Credit Agreement adjusted EBITDA to consolidated interest expense (as defined in the Credit Agreement governing the Company’s credit facilities), and such ratio is required to equal or exceed the following ratios for the four consecutive fiscal quarters ended on any date during any period set forth below: (i) 1.70 to 1.00 for the period of January 1, 2004 to and including December 31, 2004; and (ii) 2.50 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, the Company’s interest expense coverage ratio was 2.01 to 1.00.

The total leverage ratio is the ratio of total indebtedness to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing the Company’s credit facilities) for the preceding four fiscal quarters, and such ratio is required to be equal to or less than the ratios set forth below as of the last day of any fiscal quarter ending during any period set forth below: (i) 6.50 to 1.00 for the period of January 1, 2004 to and including December 31, 2004, and (ii) 4.00 to 1.00 after December 31, 2004. For the four fiscal quarters ended September 30, 2004, the Company’s total leverage ratio was 5.07 to 1.00.

The secured leverage ratio is the ratio of the total principal amount of the loans under the credit facilities to consolidated Credit Agreement adjusted EBITDA (each as defined in the Credit Agreement governing the Company’s credit facilities) for the preceding four fiscal quarters, and as of the period ended March 31, 2003 and the last day of any fiscal quarter thereafter, such ratio was required to be less than 2.00 to 1.00. For the four fiscal quarters ended September 30, 2004, the Company’s secured leverage ratio was 0.67 to 1.00.

The collateral coverage ratio is the ratio of the total value of the collateral securing the Company’s credit facilities to the sum of the total principal amount of the loans under the Company’s credit facilities plus the amount of any outstanding letters of credit, and as of the date of the Credit Facility and any date thereafter, such ratio was required to be equal to or greater than 1.00 to 1.00. At September 30, 2004, the Company’s collateral coverage ratio was 1.62 to 1.00.

As part of the March 2004 amendments to the Credit Agreement, the Company amended the former provisions pursuant to which the Credit Agreement (which otherwise matures in May 2006 in the case of the Revolving Credit Facility and November 2006 in the case of the Term Loan Facility) would have matured on October 15, 2004 if the Company had not refinanced its 2005 Notes prior to October 15, 2004. In 2003, the Company refinanced approximately $413.5 million of the $450.0 million 2005 Notes then outstanding. Pursuant to the amendments, the Credit Agreement will not mature until the dates in 2006 referred to above as long as the Company repays approximately $10.0 million of the 2005 Notes at maturity in January 2005 and refinances the remaining approximately $27.0 million balance of the 2005 Notes by March 24, 2005 with the proceeds from an offering of debt securities that do not mature or require any amortization or other payment prior to May 31, 2007 or with the proceeds from an offering of equity securities.

On May 7, 2003, Mosaic USA entered into the Potash Facility where it may borrow up to a maximum of $52.5 million subject to a borrowing base calculation based on eligible inventory and accounts receivable. Borrowings under the facility bear an interest rate of LIBOR plus a spread (initially 275.0 basis points), and are secured by Mosaic USA’s accounts receivable and inventory. The Potash Facility is available for the general corporate purposes of Mosaic USA. Borrowings under the Potash Facility are guaranteed on an unsecured basis by Mosaic USA Holdings Inc., a subsidiary of the Company and the parent of Mosaic USA. Neither the Company nor any other subsidiary is a guarantor for the borrowings under the Potash Facility. As of September 30, 2004, the Potash Facility had a borrowing base that could support borrowings up to $35.4 million, under which Mosaic USA had no outstanding borrowings. The Potash Facility was amended prior to the closing of the combination with Cargill Crop Nutrition to permit the combination to close.

IMC and Cargill announced on January 27, 2004 the signing of a definitive agreement to combine IMC and Cargill Crop Nutrition to create a new, publicly traded company. See Note 13 of Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report. IMC was required to obtain the consent of the lenders under the Credit Facility prior to completion of the transactions contemplated by the agreement with Cargill. On October 8, 2004, IMC received this consent. Along with this consent, IMC received consent from the lenders to exclude up to $40.0 million of closing costs related to the transactions from the EBITDA calculation as defined in the Credit Agreement. In addition, pursuant to the amendment, Mosaic Global Holdings will be subject to restrictions on financial transactions with its new affiliated entities, in addition to existing limitations in the Credit Agreement on affiliate transactions.

The indentures relating to the Company’s outstanding Mosaic Global Holdings Senior Notes contain provisions requiring the Company to offer to purchase all of the outstanding Mosaic Global Holdings Senior Notes upon a change of control of the Company at 101 percent of the principal amount thereof (plus accrued and unpaid interest). The completion of the combination with Cargill Crop Nutrition resulted in a change of control of the Company under the terms of those indentures. As of October 22, 2004, the closing date of the combination with Cargill Crop Nutrition, $1.2 billion of Mosaic Global Holdings Senior Notes were outstanding and subject to the change of control purchase offer requirements. It is possible that the Company will not have sufficient funds available to make the required purchases of the Mosaic Global Holding Senior Notes. In such case, the Company may be required to borrow additional funds in order to make the required purchases. However, the Company may not be able to borrow those additional funds or such borrowing may not be available on terms favorable to the Company. Failure to make the required purchases after the change of control of the Company would cause the Company to be in default under the Company’s indentures, and would also constitute a default under the Company’s credit facilities. The Company intends to make the required offer to purchase the outstanding Mosaic Global Holdings Senior Notes within the time period required by the governing indentures. Upon closing of the combination with Cargill Crop Nutrition and until expiration of the change of control purchase offer, the Company reclassified the Mosaic Global Holdings Senior Notes from long-term debt to current maturities of long-term debt. However, the Mosaic Global Holdings Senior Notes are currently trading at a substantial premium over par (15 to 24 percent). It would be uneconomical for investors to put the Mosaic Global Holdings Senior Notes at 101 percent when they could be sold for a substantially higher price. Accordingly, the Company does not currently expect that the noteholders will exercise their put option.

On August 1, 2003 the Company issued the August Note Offering for proceeds before fees and expenses of $391.1 million. The August Note Offering contains covenants similar to and rank pari pasu with Mosaic Global Holdings Senior Notes. The Mosaic Global Holdings Senior Notes contain certain covenants that limit matters including the making of restricted payments, as defined. Under the most restrictive of the covenants limiting restricted payments, as of September 30, 2004, the Company had $14.4 million available for the payment of cash dividends with respect to its common and preferred stock. In addition, the agreement with Cargill (see Note 13 of Notes to the Condensed Consolidated Financial Statements) limited (until October 22, 2004, when the combination with Cargill Crop Nutrition was completed) dividends on the Company’s common and preferred stock to regular quarterly cash dividends of $0.02 per share and $0.9375 per share, respectively.

The Company incurs liabilities for reclamation activities and phosphogypsum stack (Gypstacks) closure, primarily in its Florida phosphate operations, where to obtain necessary permits, it must either pass a test of financial strength or provide credit support, typically surety bonds or financial guarantees. As of September 30, 2004, the Company had $114.5 million in surety bonds outstanding, which primarily mature over the next twelve months, and met the financial strength test for the remaining portion of such additional liabilities. In connection with the outstanding surety bonds, the Company has posted $43.6 million of collateral in the form of letters of credit. In the future, there can be no assurance that the Company will be able to pass such tests of financial strength or to purchase surety bonds on the same terms and conditions. However, the Company anticipates that it will be able to satisfy applicable credit support requirements without disrupting normal business operations.

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

Operating activities provided $75.5 million of cash for the first nine months of 2004 compared to using $17.6 million for the same period in 2003. The favorable variance from the prior year was primarily the result of an increase in operating earnings, partially offset by an increase in the amount invested in working capital.

Investing activities used $77.3 million for the first nine months of 2004 compared to using $4.1 million in the first nine months of 2003. This change was primarily the result of the absence of the $57.0 million in proceeds from the transactions with Compass, $20.6 million in proceeds from the sale of White River in 2003 (see Note 2 of Notes to Condensed Consolidated Financial Statements) as well as an increase in capital spending, partially offset by $9.2 million in proceeds from the Compass share sale in the third quarter of 2004 as well as $4.0 million in net proceeds from the sale of substantially all of its remaining discontinued Chemical entities in the first quarter of 2004 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

Cash used in financing activities for the first nine months of 2004 of $12.5 million fluctuated by $72.5 million from cash provided by financing activities of $60.0 million for the first nine months of 2003. This change was primarily the result of the absence of the proceeds received in 2003 from the issuance of the Preferred Shares partially offset by lower debt refinancing and issuance costs of $35.3 million, lower net debt payments including the use of restricted cash in the first nine months of 2004 of $12.1 million versus net cash proceeds including the use of restricted cash of $28.8 million in the first nine months of 2003 as well as $9.4 million provided in 2004 from the exercise of stock options.

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

The Company conducted sensitivity analyses of its fixed rate long-term debt assuming a one percentage point decrease in interest rates from their actual levels as of September 30, 2004. Holding all other variables constant the hypothetical adverse change would increase the fair value of the Company’s fixed rate long-term debt by approximately $420.0 million.

The Company has increased the amount of its natural gas forward purchase contracts since December 31, 2003 to a notional amount of $99.4 million as of September 30, 2004. The contracts extend through December 2005 and have an average price of $5.43 per mmbtu.

As of September 30, 2004, none of the Company’s exposure to the other risk factors discussed above had materially changed from December 31, 2003.

Item 4. Controls and Procedures.

The Company maintains disclosure controls and procedures and internal controls designed to ensure that information required to be disclosed in the Company’s filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Company’s management, with the participation of its principal executive and financial officers, have evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. The Company’s principal executive and financial officers have concluded, based on such evaluation, that such disclosure controls and procedures were effective for the purpose for which they were designed as of the end of such period.

There was no change in the Company’s internal control over financial reporting that was identified in connection with such evaluation that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings.

Reference is made to Notes 11, 12 and 13 of Notes to Condensed Consolidated Financial Statements in Item I of Part I of this quarterly report on Form 10-Q for an updated description of the status of previously reported legal proceedings.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

Reference is made to the Exhibit Index on page E-1 hereof.

(b)	Reports on Form 8-K.

A report under Item 7 dated July 30, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mosaic Global Holdings Inc.

by:	/s/ Robert M. Qualls
Robert M. Qualls
Vice President, Chief Financial Officer and Controller
(on behalf of the registrant and as chief accounting officer)

Date: November 9, 2004

S-1

Exhibit Index

Exhibit No.	Description	Incorporated Herein by Reference to	Filed with Electronic Submission
4.ii(a)	Second Supplemental Indenture, dated as of December 23, 1996, between Phosphate Resource Partners Limited Partnership (formerly known as Freeport-McMoRan Resource Partners, Limited Partnership) and JP Morgan Chase Bank (formerly known as Chemical Bank) to the Senior Indenture, dated as of February 1, 1996, between Phosphate Resource Partners Limited Partnership (formerly known as Freeport-McMoRan Resource Partners, Limited Partnership) and JP Morgan Chase Bank (formerly known as Chemical Bank), relating to the issuance of 7% Senior Notes due 2008.		X

4.ii(b)	Third Supplemental Indenture, dated as of October 19, 2004, among Phosphate Resource Partners Limited Partnership (formerly known as Freeport McMoRan Resource Partners, Limited Partnership), Phosphate Acquisition Partners L.P. and JPMorgan Chase Bank (formerly known as Chemical Bank) to the Senior Indenture, dated as of February 1, 1996, between Phosphate Resource Partners Limited Partnership (formerly known as Freeport McMoRan Resource Partners, Limited Partnership) and JPMorgan Chase Bank (formerly known as Chemical Bank), relating to the issuance of 7% Senior Notes due 2008.		X

31.1	Certification Required by Rule 13a-14(a)		X

31.2	Certification Required by Rule 13a-14(a)		X

32.1	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

32.2	Certification Required by Rule 13a-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code		X

E-1